Form 10QSB
period 1999-06-30
SKINVISIBLE INC
filed 1999-08-17
CIK 1085277

<Page 1>

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549


                        FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from 		to

Commission File Number 0-25911

                         SKINVISIBLE, INC.

(Exact name of Small Business Issuer as specified in its charter)


Nevada				             88-0344219
(State or other jurisdiction of		(IRS Employer
incorporation )			             Identification No.)

   6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120
         (Address of principal executive offices)
                        702-433-7154
                 (Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ ] Yes	[X] No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,203,000 shares of Common Stock as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):
Yes	[ ]  No [X]



<Page 2>

                  PART 1 B FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL

The Company's unaudited financial statements for the six months ending June 30, 1999 are included with this Form 10-QSB. The unaudited financial statements for the six months ending June 30, 1999 include:

	(a)	Consolidated Balance Sheet as of June 30, 1999 and June
30, 1998;

	(b)	Consolidated Statement of Operations and Accumulated
Deficit - Six months ended June 30, 1999 and June 30,
1998;

	(c)	Consolidated Statement of Changes in Shareholders'
Equity - Six months ended June 30, 1999 and June 30, 1998;

	(d)	Consolidated Statement of Cash Flows - Six months
ended June 30, 1999 and June 30, 1998;

	(e)	Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

FINANCIAL STATEMENTS

                                2

<Page 3>


                         SKINVISIBLE, INC.
                          AND SUBSIDIARY

                 CONSOLIDATED FINANCIAL STATEMENTS

                      JUNE 30, 1999 AND 1998





<Page 4>


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page

Accountant's Review Report. . . . . . . . . . . . . . . . . . . 1

Consolidated Financial Statements:


  Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . 2

  Consolidated Statement of Operations
    and Accumulated Equity . . . .  . . . . . . . . . . . . . . 3

  Consolidated Statement of Changes in
    Stockholders' Equity. . . . . . . . . .  . . . . . . . . . .4

  Consolidated Statement of Cash Flows. . . . . . . . . . . . . 5

  Notes to Consolidated Financial Statements. . . . . . . . . 6-10

Supplemental Statements:


    Consolidated Statement of Operating
      Expenses. . . . . . . . . . . . . . . . . . . . . . . . . 12

    Proforma Consolidated
	 Balance Sheet. . . . .  . . . . .  . . . . . . .  . . . .13

    Proforma Consolidated
	 Statement of Operations and
	 Accumulated Deficit. . . . . . . . . . . . . . . . . . ..14

    Proforma Consolidated
      Statement of Operating Expenses. . . . . . .. . . . . . . 15




<Page 5>


To the Board of Directors
Skinvisible, Inc. and Subsidiary
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiary, a development stage company, as of June 30, 1999 and 1998 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Skinvisible, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplemental consolidated statement of operating expenses for the six months ended June 30, 1999 and proforma consolidated balance sheet, as of June 30, 1999, statement of operations and accumulated deficit, and statement of operating expenses for the six months ended June 30, 1999 are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.



Sarna & Company
Westlake Village, California
July 31, 1999



<Page 6>

                 SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET


ASSETS	                  		          JUNE 30
                                                    -------
 				                       1999          1998
                                               ------------------
Current Assets
  Cash				  		  $  63,310     $ 459,693
  Accounts Receivable				      7,368           880
  Inventory					          167,537        14,915
  Prepaid License Fee			           50,000        50,000
                                              --------      --------
 	Total Current Assets    	          288,215	      525,488
Property and Equipment
  Furniture and Equipment			     92,894        25,144
  Laboratory Build-Out			          306,048             0
                                              --------      --------
    Total Property and Equipment		    398,942        25,144
    Less Accumulated Depreciation	          <34,208>       <2,064>
                                              --------      --------
Net Property and Equipment		          364,734        23,080
Other Assets - Exclusive Distribution Rights  200,000       200,000
             - Prepaid Royalty		  1,000,000             0
		 - Deposits				      5,886             0
                                             --------      --------
TOTAL ASSETS					 $1,858,835	    $ 748,568
                                            =========      ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
	and Accrued Expenses    	       $  381,786     $  83,589
Loan Payable				          715,000             0
                                            ---------      --------
Total Current Liabilities		        1,096,786        83,589
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    10,203,000 and 8,200,000 shares issued     10,203         8,200
  Additional paid in capital	              3,438,897       929,300
  Accumulated Deficit				 <2,687,051>     <272,521>
                                            ---------      --------
Total Stockholders' Equity 			    762,049       664,979
                                            ---------      --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY 	                   $1,858,835     $ 748,568
                                            =========      ========



          See Notes to Consolidated Financial Statements

<Page 7>

                 SKINVISIBLE, INC. AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
    CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

                                                SIX MONTHS
				                       ENDED JUNE 30
                                            1999          1998
                                            ------------------

Revenues			    		  $   48,125    $    3,422

Cost of Sales
  Beginning Inventory	                  47,530             0
  Purchases				           136,153        20,606
                                       ---------     ---------
  	Total Available			     183,683        20,606
  Less:  Ending Inventory               <167,537>      <14,915>
         Sample Distribution                   0        <6,786>
                                       ---------     ---------
Total Cost of Sales	                 <16,146>       <1,095>
                                       ---------     ---------

Gross Profit				      31,979         2,327
Operating Expenses			  <1,453,590>     <274,848>
Loss Before Provision for
  Income Taxes		    	        <1,421,611>     <272,521>

Provision for Income Taxes		          <0>           <0>
                                       ---------     ---------
Net Loss  	     			        <1,421,611>     <272,521>

Accumulated Deficit, Beginning
  of Period				        <1,265,440>           <0>
                                       ---------     ---------
Accumulated Deficit, End of Period   $<2,687,051>  $  <272,521>
                                      ==========    ==========

Net Loss per Share	             $      <.14>  $     <.03>
                                      ==========    ==========
Weighted Average Shares Outstanding   10,202,000    8,200,000
                                      ==========    =========



          See Notes to Consolidated Financial Statements

<Page 8>


                SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                SIX MONTHS
                                              ENDED JUNE 30
                                           1999          1998
                                           ------------------
Shares of Common Stock Issued:
  Beginning Balance		        8,200,000             0
    Issuance Pursuant to:
       Stock Offering	              1,500,000     8,200,000
       Royalty Payment Agreement        500,000             0
       Stock Option Plan	            3,000             0
                                     ----------    ----------
  Ending Balance			       10,203,000     8,200,000
                                     ==========    ==========

Common Stock Par Value
  Beginning Balance	             $    8,200    $        0
    Issuance Pursuant to:
       Stock Offering                     1,500         8,200
       Royalty Payment Agreement            500             0
       Stock Option Plan                      3             0
                                     ----------    ----------

  Ending Balance		                 10,203         8,200
                                     ----------    ----------

Additional Paid in Capital
  Beginning Balance	                936,400             0
    Issuance Pursuant to:
       Stock Offering	              1,498,500       929,300
       Royalty Payment Agreement	    999,500             0
       Stock Option Plan	            4,497             0
                                    -----------    ----------
  Ending Balance 	                    3,438,897       929,300
                                    -----------    ----------


Accumulate Deficit
  Beginning Balance	             <1,265,440>            0
  Net Loss				       <1,388,023>     <272,521>
                                    -----------    ----------
  Ending Balance		             <2,653,463>     <272,521>
                                    -----------    ----------
Total Stockholders' Equity		$   795,637    $  664,979
                                    ===========    ==========

           See Notes to Consolidated Financial Statements

<Page 9>


                SKINVISIBLE, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                     SIX MONTHS
                                                   ENDED JUNE 30
                                                1999          1998
                                                ------------------
Cash Flows from Operating Activities:

   Net Loss		                          $<1,421,611>  $<272,521>
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation		                   25,350       2,064
         <Increase> Decrease in:
           Accounts Receivable	             <2,953>       <880>
           Inventory		                 <120,007>    <14,915>
	     Other Assets - Prepaid Royalty    <1,000,000>          0
                        - Distribution Rights         0    <200,000>
                        - Deposits	             <5,886>          0
                        - Prepaid Licensing Fee	      0     <50,000>
           Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses	                  258,063      83,589
                                             ----------   ---------
     Net Cash Used by Operating Activities   <2,267,044>   <452,663>

Cash Flows from Investing Activities:

   Purchases of Property and Equipment 	     <274,922>    <25,144>
                                             ----------   ---------
     Net Cash Used by Investing Activities     <274,922>    <25,144>

Cash Flows from Financing Activities:

  Payment of Loan Principal	                  <10,000>          0
  Net Proceeds from the Issuance of
    Common Stock					    2,504,500     937,500
                                             ----------   ---------
    Net Cash Provided by Financing Activities 2,494,500     937,500
                                             ----------   ---------

Net Increase <Decrease> in Cash		      <47,466>    459,693
Cash at Beginning of Period		            110,776           0
                                             ----------   ---------

Cash at End of Period		                $  63,310   $ 459,693
                                             ==========   =========

Supplemental Disclosure:
   Interest Paid		                      $  29,455   $       0
                                             ==========   =========


           See Notes to Consolidated Financial Statements
                                5

<Page 10>


                 SKINVISIBLE, INC. AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

Skinvisible, Inc. (formerly Microbial Solutions, Inc.) was incorporated on March 6, 1998 in the state of Nevada. Skinvisible, Inc. immediately acquired 100% ownership of Skinvisible
Pharmaceutical, Inc. (formerly Manloe Labs, Inc.) also a Nevada corporation.

Skinvisible, Inc. and its subsidiary, (collectively referred to as the "Company" or "SKVI") develops and sells various licensed anti-bacterial and anti-viral protectants and formulations to numerous industries. The Company maintains manufacturing, executive and sales offices at Las Vegas, Nevada.

Name Change
-----------

On February 26, 1999, the company completed the legal process of changing its name from Microbial Solutions, Inc. to Skinvisible, Inc. The subsidiary's name of Manloe Labs, Inc. was also changed on February 26, 1999 to Skinvisible Pharmaceutical, Inc.

On February 22, 1999, the company also formed a subsidiary titled
Skinvisible International, Inc. to encompass Canadian and other international ventures. This subsidiary was inactive at March 31, 1999.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Skinvisible, Inc. and it's subsidiary, Skinvisible Pharmaceutical, Inc. All material intercompany balances have been eliminated.

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company records registration fee income from its multi-level marketing associates ratably over an estimated useful benefit period. All reported amounts are in US dollars.



<Page 11>


                 SKINVISIBLE, INC. AND SUBSIDIARY
                   (A DEVELOPMENT STAGE COMPANY)
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Use of Estimates
----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Development Stage Company
-------------------------

SKVI meets the guidelines of SFAS No. 7 and as such is classified as a development stage company.

Pro Forma Compensation Expense
------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. Stock options issued by SKVI carry exercise prices in excess of prices that shares can currently be purchased for. Management feels that the exercise of any substantial amount of options is unlikely until the company emerges from its development stage. Accordingly, no pro forma compensation expense is reported in these financial statements with the exception of the expense recorded on the exercise of options on 3000 shares during the period.

Inventories
-----------

Inventories are accounted for on an average cost basis. Inventory at any given time consists of raw materials and products and packaging held for resale.

Property and Equipment
----------------------

Property and equipment are stated at historical cost.


<Page 12>


                SKINVISIBLE, INC. AND SUBSIDIARY
                 (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------


Depreciation, Amortization and Capitalization
---------------------------------------------

The Company records depreciation and amortization using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes
------------

The company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments
-----------------------------------

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per Share Information
---------------------

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period. The effect of common stock equivalents would be antidilutive and is not included in net loss per share calculations.

<Page 13>

                 SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended June 30, 1999 and 1998 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - LOAN PAYABLE
---------------------

Loan payable at June 30, 1999 consists of monies advanced as a short term operating loan. This loan is unsecured and bears interest at the rate of 10% per annum.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------

The company leases 8556 square feet of manufacturing and office space under a noncancelable operating lease. This operating lease terminates on April 14, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $6123 per month with annual increases of 3%.

On June 6, 1999 the company entered into an additional lease for approximately 3,772 square feet of office space. This lease terminates on June 30,2001 with minimum monthly rental payments starting at $3,590 and subject to annual cost of living increases.

Future annual minimum rental commitments are as follows:

              Year
		  1999    $  59,368
		  2000    $ 121,032
              2001    $ 101,832
              2002    $  24,122

<Page 14>



                SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Litigation
----------

The Company is not presently involved in any litigation.

Licensing, Royalty and Consulting Agreements
--------------------------------------------

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determine will enhance the Company's ability to market innovative products in a competitive field.

Note 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

At June 30, 1999, the company has future royalty payment commitments totaling approximately $1,000,000.

NOTE 5 - STOCK OPTIONS
----------------------

During the period ended June 30, 1999 the company issued stock options with exercise prices ranging from $1.50 to $4.00 per share, as incentives for employee and consultant performance. Options on 1,228,500 shares of common stock were outstanding at June 30, 1999. The exercise of any or all of these options would cause reported losses per share to decrease.


<Page 15>



                     SUPPLEMENTAL INFORMATION


<Page 16>

                SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF OPERATING EXPENSES




Operating Expenses
  Advertising					             $ 74,473
  Bad Debt Expense                                        2,996
  Bank Charges                                            7,310
  Commissions                                                71
  Consulting - Sales                                    123,109
  Consulting - Technical                                 12,596
  Depreciation					               25,350
  Director Fees                                          13,000
  Dues and Subscriptions			                1,691
  Expenses - Canadian Operations                         33,293
  Insurance					                     16,646
  Interest                                               29,455
  Janitorial                                              1,845
  Office Expenses			                           21,765
  Other Selling Expenses                                    684
  Lab Expenses                                           16,625
  Management Fees                                        64,000
  Marketing Expenses                                    325,181
  Payroll Taxes                                          28,158
  Postage and Freight Out                                14,518
  Printing      				                     15,084
Professional Fees                                    137,849
  Public Relations                                       61,815
  Rent						               47,490
  Repair & Maintenance                                      352
  Research and Development                               18,486
  Royalties                                              36,000
  Security					                        457
  Tax & License                                           9,066
Telephone          			                  18,044
  Trade Show Expenses                                     1,250
  Utilities					                      3,137
  Wages                                                 291,794
                                                        -------

Total Operating Expenses			           $1,453,590
                                                     ==========


           See Notes to Consolidated Financial Statements
                                12

<Page 17>


               SKINVISIBLE, INC. AND SUBSIDIARY
                (A DEVELOPMENT STAGE COMPANY)
             PROFORMA CONSOLIDATED BALANCE SHEET
                          JUNE 30, 1999


                                    ASSETS

                                          ADJUSTMENTS
                            SKINVISIBLE      AND
               SKINVISIBLE  PHARM. INC. ELIMINATIONS CONSOLIDATED
               -----------  ----------- ------------ ------------
Current Assets
  Cash	   $       445     $ 62,865 $	           $     63,310
  Accounts
   Receivable   	                7,368	                  7,368
  Inventory			        167,537                   167,537
  Investment	  25,000	              <25,000>	        -0-
  Prepaid
   License Fee			   50,000	                 50,000
                ----------  ----------- ------------ ------------
    Total
     Current
     Assets		  25,445	  287,770     <25,000>	    288,215
Property and
 Equipment
   Furniture
    and
    Equipment		         92,894	                 92,894
   Laboratory
    Build - Out                 306,048                   306,048
   Less
    Accumulated
     Depreciation               <34,208>      	          <34,208>
                ----------  ----------- ------------ ------------
      Net
       Property
       and
       Equipment		        364,734		          364,734

Other Assets
 - Exclusive
   Distribution
   Rights	                    200,000	                200,000
 - Prepaid
   Royalty       1,000,000                              1,000,000
 - Deposits	                      5,886				5,886
Intercompany
 Receivable	     2,940,940	           <2,940,940>          -0-
                 ---------  -----------  ----------   -----------
TOTAL ASSETS    $3,966,385    $ 858,390 $<2,965,940>  $ 1,858,835
		    ==========    =========  ===========   ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                          ADJUSTMENTS
                            SKINVISIBLE      AND
               SKINVISIBLE  PHARM. INC. ELIMINATIONS CONSOLIDATED
               -----------  ----------- ------------ ------------

Current
 Liabilities
  Accounts
   Payable and
   Accrued
   Expenses	   $            $  381,786  $		       $  381,786
  Loan Payable     681,412      33,588                    715,000
               -----------  ----------                  ---------
    Total
     Current
     Liabilities   681,412	 415,374	              1,096,786
  Intercompany
   Payable		     -0-   2,940,940   <2,940,940>	        -0-
Stockholders'
 Equity
  Common Stock,
   $0.001
   par value
   100,000,000
   shares
   authorized,
   10,203,000
   shares
   issued	       10,203	  25,000      <25,000>       10,203
  Additional
   paid in
   capital      3,438,897	     -0-                  3,438,897
  Accumulated
   deficit	     <164,127> <2,522,924>   ----------    <2,687,051>
               ----------  -----------   ----------    ----------
    Total
     Stock-
     holders'
     Equity     3,284,973  <2,497,924>      <25,000>      762,049

TOTAL
LIABILITIES
AND
STOCKHOLDERS'
EQUITY         $3,966,385   $ 858,390   $<2,965,940>	 $1,858,835
               ==========   =========   ============	 ==========


           See Notes to Consolidated Financial Statements

                                13
<Page 18>


                SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                            PROFORMA
   CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE SIX MONTHS ENDED JUNE 30, 1999


                                          ADJUSTMENTS
                            SKINVISIBLE      AND
               SKINVISIBLE  PHARM. INC. ELIMINATIONS CONSOLIDATED
               -----------  ----------- ------------ ------------

Revenues	 $         -0-     $ 48,125	            $    48,125

Cost of Sales
   Beginning
    Inventory	     -0-	   47,530		           47,530
   Purchases	     -0-      136,153  		          136,153
              ------------  -----------                ----------
     Total
      Available	    -0-	  183,683                   183,683
   Less:
    Ending
    Inventory         -0-      <167,537>	               <167,537>
              -----------   -----------                ----------

Total Cost
 of Sales             -0- 	  <16,146>                  <16,146>
              -----------   -----------                ----------
Gross Profit          -0-	   31,979                    31,979

Operating
 Expenses         <94,743>   <1,358,847>		       <1,453,590>

Loss Before
 Provision for
  Income Taxes    <94,743>   <1,326,868>	             <1,421,611>

Provision for
 Income Taxes         -0-           -0-		              -0-
              -----------  ------------                ----------

Net Loss	      <94,743>   <1,326,868>               <1,421,611>

Deficit,
 Beginning of
 Period	      <69,384>   <1,196,056>               <1,265,440>
              -----------  ------------                 ---------

Accumulated
 Deficit, End
 of Period	   $ <164,127>  $<2,522,924>              $<2,687,051>
               ==========   ===========                ==========


           See Notes to Consolidated Financial Statements

                                14

<Page 19>

                SKINVISIBLE, INC. AND SUBSIDIARY
                  (A DEVELOPMENT STAGE COMPANY)
                            PROFORMA
           CONSOLIDATED STATEMENT OF OPERATING EXPENSES
             FOR THE SIX MONTHS  ENDED JUNE 30, 1999



                                          ADJUSTMENTS
                            SKINVISIBLE      AND
               SKINVISIBLE  PHARM. INC. ELIMINATIONS CONSOLIDATED
               -----------  ----------- ------------ ------------

Operating
 Expenses
  Advertising $	            $  74,473                $   74,473
  Bad Debt
   Expense                        2,996                     2,996
  Bank Charges         64         7,246                     7,310
  Commissions                        71                        71
  Consulting
   -Sales                       123,109                   123,109
  Consulting
   -Technical                    12,596                    12,596
  Depreciation                   25,350		           25,350
  Director
   Fees            13,000           -0-                    13,000
  Dues and
   Subscriptions	                1,691                     1,691
  Expenses
   -Canadian
   Operations                    33,293                    33,293
  Insurance	          320        16,326	                 16,646
  Interest
   Expense         15,104           -0-                    15,104
  Janitorial                      1,845                     1,845
  Office
   Expenses		               21,765                    21,765
  Other
   Selling
   Expenses                         684                       684
  Lab Expenses                   16,625                    16,625
  Management
   Fees	       64,000          -0-                     64,000
  Marketing
   Expenses         1,996      337,536                    339,532
  Payroll
   Taxes	                    28,158                     28,158
  Postage and
   Freight Out			  14,518		           14,518
  Printing		          	  15,084	                 15,084
  Professional
   Fees	                   137,849                    137,849
  Public
   Relations                    61,815                     61,815
  Rent				  47,490	                 47,490
  Repair
   and
   Maintenance                     352                        352
  Research
   and
   Development   	      	  18,486	                 18,486
  Royalties				  36,000                     36,000
  Security				     457		              457
  Tax and
   License                       9,066			      9,066
  Telephone	          259	  17,785                     18,044
  Trade Show
   Expenses	                     1,250                      1,250
  Utilities		               3,137			      3,137
  Wages                        291,794		          291,794
                  -------      -------                    -------

   Total
    Operating
    Expenses     $ 94,743   $1,358,847                 $1,453,590
                 ========    =========                  =========




          See Notes to Consolidated Financial Statements

                                15

<Page 20>

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is in the business of developing, manufacturing and selling anti-microbial skin protection products designed to control the effects of occupational hand disease, as well as prevent the cross contamination of pathogens. The Company has completed the development of its products and is commencing production and sales. The Company continues to research and develop potential additional products.

During the quarter ended June 30, 1999, the Company entered into an agreement with Aquastel Pacific Environmental Technology Limited of Hong Kong for the commercial sale and distribution of Skinvisible products in Hong Kong, Taiwan, Singapore, Malaysia and Thailand.

Subsequent to the end of the quarter ended June 30, 1999, the Company's subsidiary, Skinvisible Pharmaceuticals, Inc. ("SVP"), entered into an agreement with Essentially Yours Industries Corp. of Surrey, British Columbia, Canada ("Essentially Yours") for the exclusive distribution of Skinvisible's proprietary family of skin protection products to the retail marketplace within Canada and the United States. Additionally, SVP signed an agreement with EYI International Limited under similar terms and conditions for the exclusive distribution of its product line internationally in the retail market within the fourteen countries in which they presently operate.

The North American agreement gives Essentially Yours the exclusive right to market the Skinvisible name and its existing product line in North America as well as a right of first refusal on new products developed under the Skinvisible label for the retail
marketplace.   Essentially Yours is obligated to purchase a minimum
of 50,000 oz of Skinvisible Product by December 31, 2000. Essentially Yours is also obligated to purchase a minimum of 1,000,000 oz for the year ending December 31, 2000, 1,250,000 oz for the year ending December 31, 2001, and 1,560,000 oz for the year ending December 31, 2002. Failure of Essentially Yours to meet these minimum purchase requirements will give the Company the right to terminate both the North American agreement and the international agreement, as described below. SVP has received an order from EYI for 30,000 ounces of product in third quarter of 1999.

The international agreement gives EYI International Limited the exclusive right to market Skinvisible's existing product line and the same right of first refusal on new Skinvisible label products to the retail marketplace in those fourteen countries internationally where it presently operates as well as a right of first refusal for other international countries where the Company does not have an existing agreement in place. EYI International also has the option to expand the territory for the international market to include additional countries by purchasing 25,000 oz of product for each additional country and paying the Company's cost of achieving regulatory approvals for sales of products in the additional country.

The Company will continue to market directly, or through other distribution channels, to the corporate, commercial and industrial marketplace in both North American and international markets.

<Page 21>

RESULTS OF OPERATIONS

Sales. Net sales for the six months ended June 30, 1999 increased to $48,125 from $3,422 for the six months ended June 30, 1998. The increase in sales was the result of the Company commencing sales of its Skinvisible products upon completion of research and development of the Skinvisible products.

The Company anticipates that sales of its Skinvisible products will increase in subsequent quarters as the Company is now marketing its Skinvisible products and has entered into distribution agreements for its products, as described above. This is a forward looking financial statement and actual results may differ. The Company has received an order from Aquastel Pacific Environmental Technology Limited for approximately $30,000 of Skinvisible products under this agreement in third quarter of 1999. The Company has received an order from EYI for 30,000 ounces of Skinvisible products in the third quarter of 1999.

Gross Profit. Gross profit for the six months ended June 30, 1999 increased to $31,979 or 66.5% of sales from $2,327 or 68% of sales for the six months ended June 30, 1998. The increase in net profit is directly attributable to the increase in sales of the Company's Skinvisible products.

Operating Expenses. The Company's operating expenses increased to $1,453,590 for the six months ended June 30, 1999 from $274,848 for the six months ended June 30, 1998.
The Company incurred marketing and selling expenses in the amount of $673,885 for the six months ended June 30, 1999 in connection with the establishment of a network marketing distribution system for the Company's Skinvisible products. The Company anticipates that marketing and selling expenses attributable to network marketing will decrease as the Company has entered into distribution agreements with Essentially Yours and EYI International for the retail market rather than pursuing the establishment of its own network marketing system. The Company continues to pursue its marketing efforts to sell products to the commercial market.

The Company incurred general and administrative costs of $779,705 for the six months ended June 30, 1999. These general and administrative costs included professional fees in the amount of $137,849.

Salaries and wages increased to $319,380 for the six months ended June 30, 1999, compared with $27,830 for the six months period ended June 30, 1998. The increase of $292,000 in salaries and wages reflects the growth in the Company's operations and research and development and production activities.

The Company anticipates that operating expenses will decrease in subsequent quarters. This is a forward-looking statement and actual results may differ. The Company plans to reduce marketing expenses, salaries and general and administrative costs based on the determination by the Company not to proceed with the establishment of its own network marketing system.

The increased operating expenses also reflect the Company's increased research and development activities. The Company has made an application for patent protection of its proprietary polymer structure and certain products developed using the
proprietary polymer structures.   The Company's research and
development activities include research on two new products, a sun screen product and an anti-fungal foot cream for athlete's foot. The Company expects to do further testing of these potential products at independent laboratories during the third quarter.

<Page 22>

Net Loss. The Company's net loss increased to $1,421,611 for the six months ended June 30, 1999 compared to $272,521 for the six months ended June 30, 1998. The increase in the net loss is attributable to the Company's increased operating expenses. The increase in operating expenses was not matched by increases in revenues as the Company has only begun to achieve sales of its Skinvisible products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short term loans.

The Company had cash of $63,310 as of June 30, 1999, representing a decrease of $47,466 from cash as of December 31, 1998.

The Company had accounts payable of $381,786 as of June 30, 1999, compared to $83,589 as of June 30, 1998. The Company has a loan outstanding in the amount of $715,000 as of June 30, 1999. This loan is an unsecured loan which is payable on demand and remains outstanding. The Company had no unsecured loans as of June 30, 1998.

Cash used in operating activities for the six months ended June 30, 1999 was $2,267,044 compared to $452,663 for the six months ended June 30, 1998. The Company realized net proceeds of $2,504,500 from the sales of its equity securities during the six months ended June 30, 1999. These proceeds were used to finance the Company's operating activities.

Cash used in investing activities for the six months ended June 30, 1999 and 1998, was $274,922 and $25,144, respectively, resulting primarily from the purchase of property and equipment in connection with the Company's research and development and production facilities.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations as the Company's present revenues are insufficient to meet operating expenses. The Company is presently in negotiations for the sale of up to $1,650,000 of convertible debentures pursuant to Regulation S of the United States Securities Act of 1933. The Company plans to apply proceeds of the sale of the convertible debentures to repayment of the Company's accounts payable and unsecured demand loan, each as described above. Negotiations have not been finalized and the Company has not entered into any security purchase agreements for this offering of convertible debentures. There is no assurance that the Company will complete all or any portion of this offering of convertible debentures or any future sale of its equity securities.

YEAR 2000 RISK

Background. Computer systems, software packages, and microprocessor dependent equipment may cease to function or generate erroneous data when the Year 2000 arrives. The problem affects those systems or products that are programmed to accept a two-digit code in date code fields. To correctly identify the Year 2000, a four-digit date code field will be required to be what is commonly termed "Year 2000 compliant."

<Page 23>

Readiness. The Company has completed an assessment of all internal systems and operations to determine Year 2000 compliance. The Company's assessment has included an assessment of computer hardware systems and computer software. The Company has determined that its internal computer hardware systems are Year 2000 compliant. As such, the Company does not anticipate any material adverse operational issues to arise from the Year 2000 problem affecting internal systems and operations.

The Company has relied upon the written representations of each of the third parties from whom the Company licenses third party software that the Company's licensed software is Year 2000 compliant. While the Company has relied upon representations by third parties, the Company cannot give any assurance that all third party licensed software will be Year 2000 compliant.

The Company has relied upon representations by hardware manufacturers that all computer hardware purchased by the Company since commencement of operations is Year 2000 compliant. While the Company has relied upon representations by manufacturers, the Company cannot give any assurance that all computer hardware will be Year 2000 compliant.

There is no assurance that the Company will not be affected by Year 2000 problems arising from problems with the supply of the necessary products required to manufacture the Company's
Skinvisible products.

Risks. The Company may realize exposure and risk if the systems for which it is dependent upon to conduct day-to-day operations are not year 2000 compliant. The Company's worst case scenario would be the inability of the Company to continue production of its
Skinvisible products pending resolution of systems problems.   In a
worst case scenario, the Year 2000 problem would result in increased expense to the Company and decreased revenues being earned from operations or delay the realization of revenues from the sale of Skinvisible products.

Estimated Year 2000 Costs. The Company has not incurred any external cost in ensuring Year 2000 compliance in view of the fact that the Company has only recently commenced operations and has purchased computer hardware and software on the basis of representations by manufacturers as to Year 2000 compliance.


                  PART II - OTHER INFORMATION

Item 1. 	Legal Proceedings

There are no legal proceedings pending or threatened against the Corporation.

Item 2. 	Changes in Securities and Use of Proceeds


The Company issued a total of 3,000 shares of the Company's common stock during the period from April 1, 1999 to June 30, 1999, the period covered by this report. The shares were issued to Mr. Bryan Campbell, a consultant to the Company, upon the exercise by Mr. Campbell of stock options granted to Mr. Campbell pursuant to the Company's Stock Option Plan. Mr. Campbell purchased 3,000 shares at $1.50 per share, for a total purchase price of $4,500.

<Page 24>

Item 3. 	Defaults Upon Senior Securities

None.

Item 4. 	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		Exhibit 6.1	Distribution Agreement between the Company
and  Aquastel Pacific Environmental Technology Limited

		Exhibit 6.2	Distribution Agreement between Skinvisible
Pharmaceuticals, Inc. and Essentially Yours Industries
Corp.

		Exhibit 6.3	Distribution Agreement between Skinvisible
Pharmaceuticals, Inc. and EYI International Limited

	Exhibit 27.1	Financial Data Schedule

	(b)	Reports on Form 8-K

		None

<Page 25>



                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


----------------------
(Registrant)

Date:	August 13, 1999			By:
                                        -------------------
                                        Terry Howlett
                                        President



