Form 10QSB
period 1999-09-30
SKINVISIBLE INC
filed 1999-11-15
CIK 1085277

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[  ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from 		to

Commission File Number 0-25911

                         SKINVISIBLE, INC.

(Exact name of Small Business Issuer as specified in its charter)


Nevada                                              88-0344219
------                                              ----------
(State or other jurisdiction of                     (IRS Employer
incorporation )                                     Identification No.)

       3095 East Patrick Road, Suite 1, Las Vegas, Nevada  89120
       ---------------------------------------------------------
                (Address of principal executive offices)
                             702-433-7154
                             ------------
                      (Issuer's telephone number)


(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.      [X] Yes   [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,209,000 shares of Common Stock as of November 15, 1999.

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

                  PART 1 B FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL

The Company's unaudited financial statements for the nine months ending September 30, 1999 are included with this Form 10-QSB. The unaudited financial statements for the nine months ending September 30, 1999 include:

(a)	Consolidated Balance Sheet as of September 30, 1999 and
September 30, 1998;

	(b)	Consolidated Statement of Operations and Accumulated
Deficit - Nine months ended September 30, 1999 and
September 30, 1998;

	(c)	Consolidated Statement of Changes in Shareholders' Equity
- Nine months ended September 30, 1999 and September 30,
1998;

	(d)	Consolidated Statement of Cash Flows - Nine months ended
September 30, 1999 and September 30, 1998;

	(e)	Notes to Consolidated Financial Statements.

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

FINANCIAL STATEMENTS

                       SKINVISIBLE, INC.
                       AND SUBSIDIARIES

              CONSOLIDATED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 1999 AND 1998

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
          ------------------------------------------


                                                      Page
                                                      ----

Accountant's Review Report. . . . . . . . . . . . . . . 1

Consolidated Financial Statements:

  Consolidated Balance Sheet. . . . . . . . . . . . . . 2

  Consolidated Statement of Operations
    and Accumulated Equity . . . . . . . . . . . . . . .3

  Consolidated Statement of Changes in
    Stockholders' Equity. . . . . . . . . . . . . . . . 4

  Consolidated Statement of Cash Flows. . . . . . . . . 5

  Notes to Consolidated Financial Statements. . . . . . 6-10

Supplemental Statements:

    Consolidated Statement of Operating
      Expenses. . . . . . . . . . . . . . . . . . . . . 12

To the Board of Directors
Skinvisible, Inc. and Subsidiaries
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries, a development stage company, as of September 30, 1999 and 1998 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Skinvisible, Inc.

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

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The supplemental consolidated statement of operating expenses for the nine months ended September 30, 1999 and 1998 are presented for the purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.



Sarna & Company
Westlake Village, California
November 2, 1999

              SKINVISIBLE, INC. AND SUBSIDIARIES
                (A DEVELOPMENT STAGE COMPANY)
                  CONSOLIDATED BALANCE SHEET


                              ASSETS               SEPTEMBER 30
                                                   ------------
                                                1999           1998
                                                -------------------
Current Assets
  Cash                                   $    52,668    $    70,110
  Accounts Receivable                         54,545          6,031
  Inventory                                  148,150         17,096
  Prepaid License Fee                         50,000         50,000
  Advances                                       620          - 0 -
                                         -----------     ----------
    Total Current Assets                     305,983        143,237
Property and Equipment
  Furniture and Equipment                    139,468         80,017
  Laboratory Build-Out                       277,806          - 0 -
                                         -----------     ----------
    Total Property and Equipment             417,274         80,017
    Less Accumulated Depreciation            <46,883>        <5,270>
                                         -----------     ----------
     Net Property and Equipment              370,391         74,747
Other Assets - Exclusive Distribution Rights 200,000        200,000
             - Prepaid Royalty             1,000,000          - 0 -
		   - Deposits                  6,286          - 0 -
                                          ----------     ----------
TOTAL ASSETS                              $1,882,660     $  417,984
                                          ==========     ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    and Accrued Expenses                  $  519,943     $  119,907
      Loan Payable                         1,212,675        150,000
                                          ----------     ----------
    Total Current Liabilities              1,732,618        269,907
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    10,209,000 and 8,200,000 shares issued    10,209          8,200
  Additional paid in capital               3,447,891        946,400
  Accumulated Deficit                     <3,308,057>      <806,523>
                                          ----------     ----------
    Total Stockholders' Equity               150,043        148,077
                                          ----------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $1,882,660     $  417,984
                                          ==========     ==========


          See Notes to Consolidated Financial Statements

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                   NINE MONTHS
                                                ENDED SEPTEMBER 30
                                                1999           1998
                                           ------------------------

Revenues                                  $  148,068     $    9,671

Cost of Sales
  Beginning Inventory                         47,530          - 0 -
  Purchases                                   40,518         31,245
                                          ----------      ---------
    Total Available                           88,048         31,245
  Less:  Ending Inventory                   <148,150>      <117,096>
         Sample Distribution                   - 0 -        <10,996>
                                          ----------      ---------
Total Cost of Sales                          <60,102>        <3,153>
                                          ----------      ---------

Gross Profit                                  87,966          6,518
Operating Expenses                        <2,130,583>      <813,041>
                                         -----------     ----------
Loss Before Provision for Income Taxes    <2,042,617>      <806,523>

Provision for Income Taxes                        <0>            <0>
                                         -----------     ----------

Net Loss                                  <2,042,617>      <806,523>

Accumulated Deficit,
  Beginning of Period                     <1,265,440>            <0>
                                         -----------     ----------

Accumulated Deficit, End of Period       $<3,308,057>    $ <806,523>
                                         ===========     ==========

Net Loss per Share                       $      <.20>    $     <.10>
                                         ===========     ==========

Weighted Average Shares Outstanding       10,207,000      8,200,000
                                         ===========     ==========

          See Notes to Consolidated Financial Statements

               SKINVISIBLE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   NINE MONTHS
                                                ENDED SEPTEMBER 30
                                                1999           1998
                                           ------------------------

Shares of Common Stock Issued:
  Beginning Balance                        8,200,000          - 0 -
    Issuance Pursuant to:
       Stock Offering                      1,500,000      8,200,000
       Royalty Payment Agreement             500,000          - 0 -
       Stock Option Plan                       9,000          - 0 -
                                           ---------      ---------
Ending Balance                            10,209,000      8,200,000
                                          ==========      =========
Common Stock Par Value
  Beginning Balance                       $    8,200      $   - 0 -
    Issuance Pursuant to:
       Stock Offering                          1,500          8,200
       Royalty Payment Agreement                 500          - 0 -
       Stock Option Plan                           9          - 0 -
                                          ----------      ---------
Ending Balance                                10,203          8,200
                                          ----------      ---------

Additional Paid in Capital
  Beginning Balance                          936,400          - 0 -
    Issuance Pursuant to:
       Stock Offering                      1,498,500        946,400
       Royalty Payment Agreement             999,500          - 0 -
       Stock Option Plan                      13,491          - 0 -
                                           ---------      ---------
Ending Balance                             3,447,891        946,400
                                           ---------      ---------

Accumulate Deficit
  Beginning Balance                       <1,265,440>         - 0 -
  Net Loss                                <2,042,617>      <806,523>
                                           ---------      ---------
  Ending Balance                          <3,308,057>      <806,523>
                                           ---------      ---------

Total Stockholders' Equity                $  150,043      $ 148,077
                                          ==========      =========


          See Notes to Consolidated Financial Statements

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
             CONSOLIDATED STATEMENT OF CASH FLOWS


                                                   NINE MONTHS
                                                ENDED SEPTEMBER 30
                                                1999           1998
                                           ------------------------

Cash Flows from Operating Activities:

   Net Loss                             $ <2,042,617> $    <806,523>
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating
      Activities
       Depreciation                           38,025          5,270
         <Increase> Decrease in:
           Accounts Receivable               <50,130>        <6,031>
           Inventory                        <100,620>       <17,096>
           Advances                             <620>          - 0 -
           Other Assets
              - Prepaid Royalty           <1,000,000>          - 0 -
              - Distribution Rights            - 0 -        <200,000>
              - Deposits                      <5,886>          - 0 -
              - Prepaid Licensing Fee          - 0 -         <50,000>
           Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses                 396,220        119,907
                                           ----------      ---------

   Net Cash Used by Operating Activities   <2,766,028>      <954,473>

Cash Flows from Investing Activities:

   Purchases of Property and Equipment       <293,254>       <80,017>
                                            ---------      ---------

     Net Cash Used by Investing Activities   <293,254>       <80,017>

Cash Flows from Financing Activities:

   Payment of Loan Principal                  487,674        150,000
   Net Proceeds from the Issuance of
     Common Stock                           2,513,500        954,600
                                            ---------      ---------
     Net Cash Provided by
       Financing Activities                 3,001,174      1,104,600
                                            ---------      ---------

Net Increase <Decrease> in Cash               <58,108>        70,110

Cash at Beginning of Period                   110,776          - 0 -
                                            ---------       --------

Cash at End of Period                       $  52,668       $ 70,110
                                            =========       ========

Supplemental Disclosure:
   Interest Paid                            $  68,258       $  - 0 -
                                            =========       ========


           See Notes to Consolidated Financial Statements
                                  5

                 SKINVISIBLE, INC. AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------
Skinvisible, Inc. (formerly Microbial Solutions, Inc.) was incorporated on March 6, 1998 in the state of Nevada. Skinvisible, Inc. immediately acquired 100% ownership of Skinvisible Pharmaceutical, Inc. (formerly Manloe Labs, Inc.) also a Nevada corporation.

Skinvisible, Inc. and its subsidiaries, (collectively referred to as the "Company" or "SKVI") develops and sells various licensed anti-bacterial and anti-viral protectants and formulations to numerous industries. The Company maintains manufacturing, executive and sales offices at Las Vegas, Nevada.

Name Change
-----------

On February 26, 1999, the company completed the legal process of changing its name from Microbial Solutions, Inc. to Skinvisible, Inc. The subsidiaries name of Manloe Labs, Inc. was also changed on February 26, 1999 to Skinvisible Pharmaceutical, Inc.

During 1999, the Company formed subsidiaries titled Skinvisible
International, Inc., Skinvisible Canada to encompass Canadian and other international ventures.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Skinvisible, Inc. and it's subsidiaries, Skinvisible Pharmaceutical, Inc., Skinvisible International, Inc., and Skinvisible Canada. All material intercompany balances have been eliminated.
The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The Company records registration fee income from its multi-level marketing associates ratably over an estimated useful benefit period. All reported amounts are in US dollars.

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Pro Forma Compensation Expense
------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. Stock options issued by SKVI carry exercise prices in excess of prices that shares can currently be purchased for. Management feels that the exercise of any substantial amount of options is unlikely until the company emerges from its development stage.
Accordingly, no pro forma compensation expense is reported in these financial statements with the exception of the expense recorded on the exercise of options on 9000 shares during the period ended September 30, 1999.

Inventories
-----------

Inventories are accounted for on an average cost basis. Inventory at any given time consists of raw materials and products and packaging held for resale.

Property and Equipment
----------------------

Property and equipment are stated at historical cost.

               SKINVISIBLE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

              SKINVISIBLE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Year 2000 Compliance
--------------------
The Year 2000 issue is the result of computer programs having been written using two digits (rather than four) to define years. Computers or other equipment with date-sensitive software may recognize "00" as 1900 rather than 2000. This could result in system failure or miscalculations. If the Company or significant customers, suppliers, or other third parties fail to correct Year 2000 issues, the Company's ability to operate could be affected.

The following disclosure is pursuant to the Year 2000 Readiness and Disclosure Act.

The Company's Year 2000 program is designed to minimize the possibility of Year 2000 interruptions. Any such interruption may have a material adverse impact on the Company's future operating results. In 1999, the Company established procedures to identify and assess systems and processes vulnerable to Year 2000 problems. The Company also developed procedures to monitor levels of compliance within its stated goals of compliance. In each area of vulnerability, various testing and readiness methodologies are being used to identify and correct suspect systems, processes or supplier interfaces. The Company projects to meet its Year 2000 compliance goals prior to the end of 1999.

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended June 30, 1999 and 1998 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - LOAN PAYABLE
---------------------

Loan payable at September 30, 1999 consists of monies advanced as a short term operating loan. This loan is unsecured and bears interest at the rate of 10% per annum.

               SKINVISIBLE, INC. AND SUBSIDIARIES
                 (A DEVELOPMENT STAGE COMPANY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Future annual minimum rental commitments are as follows:

                            Year
                            ----
                            1999    $  59368
                            2000    $ 121032
                            2001    $ 101832
                            2002    $  24122

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

Note 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

At September 30, 1999, the company has future royalty payment commitments totaling approximately $1,000,000.

NOTE 5 - STOCK OPTIONS
----------------------

During the period ended September 30, 1999 the company issued stock options with exercise prices ranging from $1.50 to $4.00 per share, as incentives for employee and consultant performance. Options on 1,263,500 shares of common stock were outstanding at September 30, 1999. The exercise of any or all of these options would cause reported losses per share to decrease.

                   SUPPLEMENTAL INFORMATION

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENT OF OPERATING EXPENSES


                                                   NINE MONTHS
                                                ENDED SEPTEMBER 30
                                                1999           1998
                                           ------------------------

Operating Expenses
  Advertising                               $123,202       $ 53,292
  Automobile Expense                          26,839          - 0 -
  Bad Debt Expense                               839          - 0 -
  Bank Charges                                 1,134          1,075
  Consulting - Investor Relations            140,419          - 0 -
  Consulting - Sales                          74,540          - 0 -
  Consulting - Technical                      59,334          - 0 -
  Data Processing                             39,499          - 0 -
  Depreciation                                38,025          5,270
  Director Fees                               34,000          - 0 -
  Discounts - Credit Cards                       468          - 0 -
  Donations	                                  75          - 0 -
  Dues and Subscriptions                      10,420            950
  Equipment Leases                             - 0 -         29,892
  Expenses - Canadian Operations              40,744          - 0 -
  Insurance                                   38,183         15,615
  Interest                                    68,285          - 0 -
  Janitorial                                   2,880          - 0 -
  Office Expenses	                      24,580         40,554
  Outside Labor                                5,115          - 0 -
  Lab Expenses                                14,080          - 0 -
  Management Fees                            106,043        157,000
  Meals & Entertainment                       47,521          - 0 -
  Payroll Taxes                               41,780         11,440
  Postage and Freight Out                     19,476          2,847
  Printing                                    41,794          5,497
  Professional Fees                          213,717         64,305
  Rent                                        92,279         24,448
  Repair & Maintenance                         1,367          - 0 -
  Research and Development                    19,192        238,009
  Royalties                                   54,000         30,000
  Security                                     1,740          1,278
  Tax & License                                1,143          3,039
  Telephone                                   42,005          8,484
  Trade Show Expenses                          6,472         15,535
  Utilities	                               5,827          1,551
  Wages                                      492,959        102,960
  Warehouse Expense                              944          - 0 -
                                         -----------     ----------

Total Operating Expenses                  $2,130,583     $  813,041


           See Notes to Consolidated Financial Statements

Item 2. 	Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is in the business of developing, manufacturing and selling anti-microbial skin protection products designed to control the effects of occupational hand disease, as well as prevent the cross contamination of pathogens. The Company has completed the development of its products and has commenced limited production and sales. The Company continues to research and develop potential additional products.

During the quarter ended September 30, 1999, the Company cancelled an agreement with Aquastel Pacific Environmental Technology Limited of Hong Kong for the commercial sale and distribution of Skinvisible products in Hong Kong, Taiwan, Singapore, Malaysia and Thailand. The Company had executed this agreement on May 24, 1999 and terminated it under its termination rights; the Company has no further obligations under this agreement.

The Company's subsidiary, Skinvisible Pharmaceuticals, Inc. ("SVP"), entered into an agreement dated July 28, 1999 with Essentially Yours Industries Corp. of Surrey, British Columbia, Canada ("Essentially Yours") for the exclusive distribution of Skinvisible's proprietary family of skin protection products to the retail marketplace within Canada and the United States (the "EYI North American Agreement"). Additionally, SVP signed an agreement dated July 28, 1999 with EYI International Limited ("EYI International") under similar terms and conditions for the exclusive distribution of its product line internationally in the retail market within the fourteen countries in which EYI International presently operates (the "EYI International Agreement").

The EYI North American Agreement gives Essentially Yours the exclusive right to market the Skinvisible name and its existing product line in North America. The EYI North American Agreement also gives EYI a right of first refusal on new products developed under the Skinvisible label for the retail marketplace.
Essentially Yours is obligated to purchase a minimum of 50,000 oz of Skinvisible Product by December 31, 1999. Essentially Yours is also obligated to purchase a minimum of 1,000,000 oz for the year ending December 31, 2000, 1,250,000 oz for the year ending December 31, 2001, and 1,560,000 oz for the year ending December 31, 2002. Failure of Essentially Yours to meet these minimum purchase requirements will give the Company the right to terminate both the North American Agreement and the International Agreement. The Company received a orders from EYI for 113,864 ounces of product in third quarter of 1999.

The EYI International Agreement gives EYI International the exclusive right to market Skinvisible's existing product line and the same right of first refusal on new Skinvisible label products to the retail marketplace in the following fourteen countries in which EYI International presently operates: Brazil, United Kingdom, Israel, Lebanon, Egypt, Jordan, Palestinian Authority Region, Indonesia, Thailand, Hong Kong, Singapore, Philippines, Mexico, and Taiwan. The EYI International Agreement also gives EYI International a right of first refusal for other international countries outside of North America. EYI International also has the option to expand the territory for the international market to include additional countries by purchasing 25,000 oz of product for each additional country and paying the

Company's cost of achieving regulatory approvals for sales of products in the additional country.

A copy of each of the EYI North American Agreement and the EYI International Agreement were attached to the Form 10-SB as amended. The discussion herein regarding the EYI North American Agreement and the EYI International Agreement is qualified in its entirety by reference to the agreement as a whole.

The Company will continue to market directly, or through other distribution channels, to the corporate, commercial and industrial marketplace in North American and international markets not covered by any distribution agreement.

RESULTS OF OPERATIONS

Sales. Net sales for the nine months ended September 30, 1999 increased to $148,068 from $9,671 for the nine months ended September 30, 1998. The increase in sales was the result of the Company commencing sales of its Skinvisible products upon completion of research and development of the Skinvisible products, increased marketing, and two distribution agreements: the EYI North American Agreement and the EYI International Agreement.

The Company anticipates that sales of its Skinvisible products will continue increasing in future quarters as the Company is now marketing its Skinvisible products and has entered into distribution agreements for its products, as described above. This is a forward looking statement and actual results may differ. As previously mentioned, the Company has already received orders from EYI for 113,864 ounces.

Gross Profit. Gross profit for the nine months ended September 30, 1999 increased to $87,966 or 59.4% of sales from $6,518 or 67.4% of sales for the nine months ended September 30, 1998. The increase in net profit is directly attributable to the increase in sales of the Company's Skinvisible products. The decrease in gross profit as a percentage of sales is due to increased cost of sales due to its marketing efforts, particularly network marketing. The Company anticipates cost of sales to decrease as network marketing efforts are phased out. This is a forward-looking statement and actual results may differ.

Operating Expenses. The Company's operating expenses increased to $2,130,583 for the nine months ended September 30, 1999 from $813,041 for the nine months ended September 30, 1998.

The Company incurred marketing and selling expenses in the amount of $724,037 for the nine months ended September 30, 1999 in connection with the establishment of a network marketing distribution system for the Company's Skinvisible products. The Company anticipates that marketing and selling expenses attributable to network marketing will decrease as the Company has entered into distribution agreements with Essentially Yours and EYI International for the retail market rather than pursuing the establishment of its own network marketing system. The Company continues to pursue its marketing efforts to sell products to the commercial market.

The Company incurred general and administrative costs of $871,807 for the nine months ended September 30, 1999. These general and administrative costs included professional fees in the amount of $413,470.

Salaries and wages increased to $534,739 for the nine months ended September 30, 1999, compared with $114,400 for the nine months period ended September 30, 1998. The increase of $420,339 in salaries and wages reflects the growth in the Company's operations and research and development and production activities.

The Company anticipates that operating expenses will decrease in future quarters. This is a forward-looking statement and actual results may differ. The Company plans to reduce marketing expenses, salaries and general and administrative costs based on the determination by the Company not to proceed with the establishment of its own network marketing system and the Company's streamlining of operations.

The increased operating expenses also reflect the Company's increased research and development activities. The Company has made an application for patent protection of its proprietary polymer structure and certain products developed using the
proprietary polymer structures.   The Company's research and
development activities include research on two new products, a sun screen product and an anti-fungal foot cream for athlete's foot. The Company expects to do further testing of these potential products at independent laboratories during the fourth quarter.

Net Loss. The Company's net loss increased to $2,042,617 for the nine months ended September 30, 1999 compared to $806,523 for the nine months ended September 30, 1998. The increase in the net loss is attributable to the Company's increased operating expenses. The increase in operating expenses was not matched by increases in revenues as the Company has only recently begun to achieve sales of its Skinvisible products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $52,668 as of September 30, 1999, representing a decrease of $58,108 from cash as of December 31, 1998.

The Company had accounts payable of $396,220 as of September 30, 1999, compared to $119,907 as of September 30, 1998. The Company has a loan outstanding in the amount of $1,212,675 as of September 30, 1999. This loan is an unsecured loan which is payable on demand and remains outstanding.

Cash used in operating activities for the nine months ended September 30, 1999 was $2,766,028 compared to $954,473 for the nine months ended September 30, 1998. The Company realized net proceeds of $2,513,500 from the sales of its equity securities during the nine months ended September 30, 1999. These proceeds were used to finance the Company's operating activities.

Cash used in investing activities for the nine months ended
September 30, 1999 and 1998, was $293,254 and $80,017,
respectively, resulting primarily from the purchase of property and equipment in connection with the Company's research and development and production facilities.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations as the Company's present revenues are insufficient to meet operating expenses.

The Company is presently in negotiations for the sale of up to 1,450,000 shares of the Company's Common Stock with a Warrant to purchase one share of Common Stock for each two shares of Common Stock purchased in the Offering. In addition, the Company may distribute out warrants to brokers or finders in this offering for the purchase of up to 362,500 shares on the same terms and conditions as apply to the warrants issued to purchasers. The net proceeds to the Company from the sale of the Common Stock will be approximately $2,936,250 US, assuming all Shares are sold. Such proceeds will be utilized generally to repay outstanding loans and trade payables, fund research and development and to support the marketing and distribution of the Company's Products. This Offering is made pursuant to Rule 506 of Regulation D of the United
States Securities Act of 1933.   The selling period for this
Offering began on October 15, 1999 and will continue until January 1, 2000. There is no assurance that the Company will complete all or any portion of this Offering or any future sale of its equity securities.

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

The Company issued a total of 6,000 shares of the Company's common stock during the period from July 1, 1999 to September 30, 1999, the period covered by this report. Three thousand (3,000) shares were issued to Mr. Bryan Campbell, a consultant to the Company, upon the exercise by Mr. Campbell of stock options granted to Mr. Campbell pursuant to the Company's Stock Option Plan. Mr. Campbell purchased 3,000 shares at $1.50 per share, for a total purchase price of $4,500. Three thousand (3,000) shares were also issued to James Gabriel at $1.50 per share, for a total purchase price of $4,500.


Item 3. 	Defaults Upon Senior Securities: None.

Item 4. 	Submission of Matters to a Vote of Security Holders:
None.

Item 5.	Other Information: None.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	Exhibits

		Exhibit 27.1	Financial Data Schedule

	(b)	Reports on Form 8-K: None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

                                             \s\ Terry Howlett
Date:	November 12, 1999                   By:_____________________
                                             Terry Howlett
                                             President