Form 10-K
period 1999-12-31
SKINVISIBLE INC
filed 2000-03-31
CIK 1085277

            SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C.  20549

                        FORM 10KSB

[X] 	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File No.  0-25911

                    Skinvisible, Inc.
   (Exact name of Registrant as specified in its charter)

          NEVADA                  		88-0344219
-------------------------------           ----------------
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		 Identification
                                           Number)

6320 South Sandhill Road, Suite 10
Las Vegas, Nevada                           89120
---------------------------------------    --------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (702)
                                                     433-7154

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

               100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes
[   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Revenues for 1999 were $169,000.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of February 29, 2000 is $26,750,256.

The number of shares of the issuer's Common Stock outstanding as of February 29, 2000 is 11,670,333.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                           PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk-related factors set forth herein.

ITEM 1.	Description of Business

Our Products and Their Markets

We market several polymer based hand protection products under the trade name "Skinvisible" in five separate and distinct markets under five different brand names. All of our products incorporate Triclosan as the active ingredient and offer the same degree of protection from occupational hand disease. All of our products are identical in composition.

The five markets are as follows:

1.	Medical Market.  We have been marketing our products to the
medical and hospital industry using the brand name "Skinvisible - Medical Formula". In this market, our target purchasers have been hospitals, nursing homes, doctors, nurses, dentists, hygienists, fire departments, police ambulance and ancillary services. We have promoted our product in this market as an additional measure to prevent the transmission of disease, protect against harmful chemicals, protect from the rigors of extensive hand washing protocols and as a safe and effective alternative to protect people from latex contact which can cause allergic reactions in some users.

2.	Industrial Market.  We have been marketing our products to
the industrial marketplace using the brand name "Skinvisible - Industrial Formula". In this market, our target purchasers have been mechanics, painters, auto-body workers, chemical handlers, construction trades, gardeners, mill workers and garbage/
sanitation workers.   We have promoted our product in this market
as a measure to protect the user's skin from exposure to harsh chemicals and skin irritants.

3.	Food Service Market.  We have been marketing our products to the food service marketplace using the brand name "Skinvisible - Food Service Formula". In this market, our target purchasers have been restaurants, hospitality services, food service and food processing companies. We have promoted our product in this market as a measure to prevent against the transmission of infectious pathogens and disease-causing bacteria associated with food products, handling and processing.

4.	Salon Market.  We have been marketing our products to the
salon marketplace using the brand name "Skinvisible - Salon Formula". In this market, our target purchasers have been hairdressers, nail technicians, beauticians, massage therapists and tanning salons as a measure to protect the user from exposure to disease transmission and exposure of the user's skin to harsh chemicals and skin irritants.

5.	Personal Market.  We have been marketing our products to the personal marketplace using the brand name "Skinvisible - Personal
Formula". In this market, our target purchasers have been individual consumers for their personal use as a measure to protect the user from exposure to disease transmission resulting from day to day activities.

Our price for these products are presently the same for all brand name formulations. Our retail prices are as follows:

Product Size			Price
2 oz bottle				$ 8.50
4 oz bottle				$11.10
8 oz bottle				$16.70
16 oz bottle			$27.60

Results of Research on our products

We have conducted research on our products internally and through independent laboratories. Research at independent laboratories generally follows our own internal research and development activities as a means of obtaining independent verification of the properties of our products.

Our research and development focus has been directed at analyzing the original antimicrobial lotion, validating its properties, researching new formulations, and conducting internal and external laboratory and clinical tests. Tests have found that our polymer technology:

(a)	achieves skin adherence by creating a molecular
      bond to the outer layer of the skin,
(b)	allows the skin to breathe,
(c)	maintains the skin's natural moisture, and
(d)	gradually deteriorates with the natural turnover
      of the outer layer of skin.

Because of its ability to adhere to the skin, the polymer acts as a delivery system for antimicrobial agents such as Triclosan by keeping it on the skin for longer periods of time.

We contracted with six major independent U.S. laboratories, all FDA-recognized facilities for carrying out investigative studies on the product. The studies undertaken were directed at demonstrating: (1) the effective bonding of the polymer lotion to skin; (2) the imperviousness of the lotion to a significant number of noxious chemical agents; and (3) the effective antimicrobial action of the lotion to bacterial pathogens at the time of application and over a four hour period.

The results of these studies demonstrated our product's adherence to the skin under practical user conditions, blockage of a broad range of noxious chemicals, and kill patterns to the broad spectrum of pathogens tested.

Corporate History and Subsidiaries

We were incorporated in Nevada on March 6, 1998 under the name
"Microbial Solutions, Inc.". On February 26, 1999, we filed an amendment to our articles of incorporation changing our corporate name to "Skinvisible, Inc."

We carry on our basic business operations, including all research, development and manufacturing of our products, through a wholly owned subsidiary, Skinvisible Pharmaceuticals, Inc., a Nevada Corporation formed on June 30, 1995 under the name Manloe Labs Inc. We also have two other wholly owned subsidiaries that are largely inactive. They are:

Name of                 Date of            Jurisdiction of
Subsidiary           Incorporation	        Incorporation
---------------      -------------         ---------------
Skinvisible
International, Inc. February 22, 1999		Nevada

Skinvisible
Pharmaceuticals
(Canada) Inc.	  October 20, 1998  	Canada (federal)

To date, we have only a few customers who have purchased only a limited amount of our products, and thus we are not dependent on any one or small group of existing customers.

Acquisition of Skinvisible Pharmaceuticals

We acquired all of the issued and outstanding shares of Skinvisible Pharmaceuticals from Roger Hocking in exchange for the payment to him of $200,000 in cash and 275,000 of our restricted common shares. The closing of the acquisition of SVP was completed on March 31, 1998. The SVP acquisition agreement is attached as an exhibit to our form 10SB filing with the Securities Exchange Commission. There was no affiliation between Hocking and us or any of our directors or officers prior to this purchase.

Manufacturing and Marketing License Agreement

On March 19, 1998, SVP entered into a Manufacturing and Marketing License Agreement with Jazor Laboratory Group, Inc. and Bruce Jezior. In this agreement, Jazor granted to SVP the exclusive right and license to manufacture, distribute, market and sell the products developed by Jazor. The products included a proprietary polymer base known as Jatex, and two products developed by Jazor using this polymer base, Viro Shield and Work Gluv. The licensed products also included any products superceding or replacing Viro Shield, Work Gluv or the polymer base, together with any modification to or products superceding Viro Shield, Work Gluv or the polymer base and any future products developed by Jazor using the polymer base.

In exchange for these rights, SVP agreed to pay Jazor a license fee of $50,000 and a royalty fee equal to the greater of $6,000 per month or 1.5% of the net revenues realized by SVP from the sales of the licensed products. There was no affiliation between Jazor or Jezior and us, SVP or any of our officers, directors, principals or shareholders prior to entering into the manufacturing agreement.

The manufacturing agreement provided that upon payment of aggregate royalty fees of $2,000,000 to Jazor, SVP would have no further obligations to make any additional royalty payments and would deliver to SVP all confidential information, including formulae, technical data, engineering specifications, and trade secrets necessary to enable SVP to manufacture all products independently of Jazor. On February 2, 1999, however, the parties entered into an amendment to this agreement in which Jazor released the process and technology information of the proprietary polymer to us early in exchange for our issuance of 500,000 restricted common shares at a deemed price of $2.00. In this amendment, Jazor also agreed to reduce the maximum amount of royalty fees payable from $2,000,000 to $1,000,000.

The manufacturing agreement and the February 2nd amendment are attached as exhibits to our form 10SB filing with the Securities and Exchange Commission.

Scientific Advisory Committee

We also formed a scientific advisory committee to advise our board of directors on the research and development of new products and on the scientific issues regarding our product claims. Our scientific advisory committee currently consists of Professor Christaan Barnard, M.D., Dr. Jim Roszell, Ph.D., Dr. Claude Paul, L.D.S., D.M.D. and Bruce Jezior. Dr. Barnard is a world renowned heart transplant specialist from South Africa who performed the world's first human heart transplant. Dr. Roszell is a chemist who works full time for us, and has experience in dealing with regulatory bodies such as the FDA. Bruce Jezior is the inventor of the proprietary Jatex polymers. Dr. Paul is a retired dental surgeon and periodontist who received his graduate and doctorate degrees from Geneva University in Switzerland.

Each member of the scientific advisory committee spends a small portion of their business time on committee business. We consult with members of the scientific advisory committee on an as needed basis generally to provide us with direction on the research and development of our products.

Members of the committee do not conduct any research or development activity for us. Research and development on our products is carried on through independent laboratories.

Research and Development Expenditures

During the 1998 and 1999 fiscal years, we spent the following amounts on research and development activities:



                   Year Ended                    Year Ended
                  December 31, 1998          December 31, 1999

                    $384,550                     $ 68,228

As we were formed in 1998, we had no research and development expenditures from years prior to 1998.

Manufacturing of our products

Our products are manufactured by SVP at our facility at 6320 S. Sandhill Road, Unit #10, Las Vegas, Nevada 89120. The manufacturing process consists of the manufacture of the polymer base and the addition of the active Triclosan ingredient. The manufacturing process starts with the combination of the base ingredients in accordance with the process prescribed by our proprietary formula. The combined ingredients are then heated to
critical temperatures, cooled and bottled.   Once manufactured,
the finished product is stored on site pending shipment.

We currently have the capacity to produce approximately 500 gallons of product per day.

The ingredients for our products are supplied by a number of different chemical manufacturers and can be purchased easily from alternate suppliers if the need arose. We do not have any long term contractual arrangements with any of our suppliers.

Marketing Efforts to Date and Distribution Methods of the
Products

We originally commenced marketing of our products exclusively through a network marketing program known as the "Net/Direct, Dual Compensation Plan" through wholly owned subsidiaries. The Net/Direct Plan had been structured to provide various incentives to encourage independent businesses and individuals to sell and buy our products or to make customer referrals. The Net/Direct Plan contemplated that independent businesses and individuals would earn commissions off their own sales and the sales of others they brought into the marketing program.

We decided to abandon this network marketing program in June, 1999 and to market our products through a combination of distribution agreements and direct marketing efforts. As a result, we entered into an agreement with Aquastel Pacific Environmental Technology Limited of Hong Kong for the commercial sale and distribution of our products in Hong Kong, Taiwan,
Singapore, Malaysia and Thailand.   Under this agreement, we
granted Aquastel exclusive rights to these countries for a term of three years, subject to an eight month cancellation clause and subject to Aquastel meeting certain minimum purchase requirements. We cancelled this agreement consistent with this cancellation provision on October 5, 1999.

On July 28, 1999, we entered into an agreement with Essentially Yours Industries Corp. of Surrey, British Columbia, Canada in which we granted EYI exclusive distribution rights for our products in the retail marketplace within Canada and the United States. Additionally, we signed an agreement on the same date with EYI International Limited under similar terms and conditions for the exclusive distribution of our product line in the retail market within the fourteen countries EYI International presently operates. We cancelled both of these agreements and entered into new agreements with EYI for the sale of our polymer and a license agreement to use our anti-microbial formula.

To date, we have not received a significant volume of sales from any of these agreements.

Onyx Consulting Partnership Strategic Business Analysis

In December of 1999, we hired Onyx Consulting Partnership to evaluate our products and business operations and provide guidance in our sales and business efforts. Onyx began by doing an independent assessment of our products and research efforts, along with a review of the marketplace to identify current competitors.

As a result, Onyx recommended that we:

1.	Obtain and test samples of competitor's products to
determine the similarities and differences with our product.

2.	Change the labeling of our products to comply with FDA
requirements.

3.	Re-position our product as a "hand sanitizer plus" under the
FDA's monograph for heath care personnel antiseptic hand wash.

4.	Accelerate our short-term product development and testing.

5.	Hire a national sales director to begin evaluating and
prioritizing sales activities.

We are currently evaluating these items and taking steps where appropriate.

Competition

The market for hand care products is highly competitive, and there are currently a number of products in the marketplace that make claims similar to ours. In some cases, these products are offered by companies with established distribution channels and greater financial resources than ours, posing a strong competitive threat and creating a formidable barrier to our entry into the marketplace.

Given the potential for hand care protectants in the marketplace, it is anticipated that other products may be developed in the future by competitors with greater resources and established distribution channels that may be able to meet or exceed the benefit offered by our products and negatively effect our sales and market share.

Our key competitors who produce barrier products for occupational hand disease include the following:

 Product	 	      Manufacturer
 -------                ------------
 Gloves in a Bottle	1998 Glovesina Bottle, Inc.
 GloveCote	 	      Fibre Glass-Evercote, Co., Inc.
 Invisible Glove	      Blue Magic, Inc.

The following companies currently manufacture products which are competitive with our products in the antimicrobial product market:

Product	 	Manufacturer
-------           -------------------
ViraShield	 	Genomic Actives, LLC
Dermal Defense 	LMG Dermal Defense
Unique Skin	 	Unique Laboratories, Inc.
Bio-Safe		Bio-Safe Skin Products

The following company produces a polymer delivery technology that may be competitive with our polymer technology:

Product	 	Manufacturer
-------           ------------
Penederm		Mylan Laboratories

Key Employees

We have 2 employees, including our President and SVP employs 9 individuals, including its President. All of our employees and the employees of SVP are full-time, except our Secretary/Treasurer Howard Thomson.

Mr. Terry Howlett, our President, is paid a salary of $10,000 per month. We also reimburse Mr. Howlett for expenses incurred in connection with his duties as President.

Any growth in the number of employees will be largely dependent on the future success or failure of our continuing sales efforts.

None of our employees or the employees of SVP are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years.

Government Approvals and Regulation

Our products are regulated by state and federal authorities, most notably the Federal Food and Drug Administration and the Federal
Trade Commission.

We have been advised by our consultants that we are on an FDA list of companies that may be in violation of government product labeling requirements. As a result, we have made changes to our existing labels.

The Skinvisible Product line has been formulated under the tentative over-the-counter monograph for antimicrobial skin lotions in the United States (the "Monograph"). No specific application or formulary approval procedure is necessary for marketing a product in the United States, provided the product fits under the formulary guidelines of the Monograph. The official procedure is to file with the FDA which then affixes a National Drug Code (NDC) number to the product. The NDC numbers applied to the Skinvisibile Products are as follows:

Skinvisible Product Brand Name		NDC Number
------------------------------            ----------
Medical Formula				      NDC#63034-025
Food Service Formula				NDC#63034-035
Industrial Formula				NDC#63034-055
Salon Formula				      NDC#63034-045
Personal Formula				      NDC#63034-065.

In Canada, the Skinvisible Products are regulated by the Health Protection Branch (HPB) of the Canada Ministry of Health and Welfare. Under the Canadian regulatory scheme a company submits an application to the HPB who reviews the application and the product through a review panel and issues a Drug Identification Number (DIN) upon approval. The HPB has assigned the following DIN to the Company: 02240020.

We are not subject to any significant or material environmental regulation in the normal operation of our business.

ITEM 2.	Description of Property

Our head office and administration activities are currently carried out on leased premises located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. These premises are comprised of 6000 square feet of a mixed office and industrial facility, and are leased for a term of 4 years expiring on April 14, 2002. Our obligations under the lease for this property are $73,476 for the year 2000, $73,476 for the year 2001 and $24,492 for the period from January 1, 2002 to April 14, 2002.

Up until recently, we had leased 4000 square feet of office space at 3095 E. Patrick Lane, Suite 1, Las Vegas, Nevada 89120. We recently, however, arranged with the owner of the building to get a complete release from our obligations on this lease.

We do not lease or own any personal property, however, SVP owns a number of items, including certain manufacturing equipment, computers, fax machines, office furniture and furnishings. SVP also leases a couple of telephone system.

ITEM 3.	Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

We had our annual meeting of shareholders on December 22, 1999. The meeting concerned the election of directors. All five of our directors were up for re-election and all were re-elected by the unanimous vote of the shareholders present or represented by proxy.

		    Votes	   Votes	Votes                Broker
Nominee	    For	  Against  Withheld Abstentions Non-Votes
-------         ------
Terry Howlett   859,920	     0		0		0        0

Jerry Hodge	    859,920	     0		0		0	   0

Howard Thomson  859,920	     0		0		0	   0

Anthony         859,920	     0		0		0	   0
St.John

Jost
Steinbruchel    859,920	     0		0		0	   0

No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 1999.

                          PART II

ITEM 5.	Market for Registrant's Common Equity and Related
Stockholders Matters

Market Information

Our shares are currently trading on the OTC Bulletin Board under the stock symbol SKVI. The first day in which the Company's shares traded was January 8, 1999. The high and the low bids for the Company's shares for each quarter of actual trading were:

Quarter				High		Low
--------                      -----       -----
1st Quarter 1999			$5.25		$1.50
2nd Quarter 1999			$5.59		$4.00
3rd Quarter 1999          	$5.25       $2.50
4th Quarter 1999             	$3.69       $2.25
1st Quarter 2000        	$4.13       $2.13

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 29, 2000, we had approximately 84 registered shareholders. We have never issued any dividends and are not likely to do so in the near future. There are no legal restrictions on our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

We completed the issuance of 5,225,000 shares of the Company's common stock to eighteen (18) persons at a deemed price of $0.001 per share on March 20, 1998 pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act") for services in connection with the formation of the our business. All shares were issued to persons who were close friends and business associates of Mr. Terry Howlett, the sole director and officer of the Company as of March 20, 1998. Each shareholder provided services in connection with identifying, reviewing and evaluating a business opportunity of the company and negotiating the acquisition of our business. Each shareholder was either a sophisticated investor or an accredited investor. Each shareholder was given the opportunity to review the information available to the company on SVP and its antimicrobial hand lotion business prior to our agreement to acquire SVP. All shares issued to the shareholders were "restricted securities", as defined in the Securities Act of 1933.

We completed the issuance of 275,000 shares of common stock to Mr. Roger Hocking on March 27, 1998 pursuant to Section 4(2) of the1933 Act. The shares were issued to Mr. Hocking in consideration of the acquisition of SVP. All shares issued to Mr. Hocking were "restricted securities", as defined in the 1933 Act.

We completed an offering of 2,000,000 common shares at a price of $0.15 per share on April 30, 1998 to a total of 11 investors.
The offering was completed pursuant to Rule 504 of Regulation D of the 1933 Act.

We completed an offering of 700,000 common shares at a price of $1.00 per share on May 29, 1998 to a total of 56 investors pursuant to Rule 504 of Regulation D of the 1933 Act. The

Company paid commissions totaling $50,000 to three parties in connection with the completion of this offering.

We completed the issuance of 500,000 shares of common stock to Mr. Bruce Jezior on February 2, 1999 pursuant to Section 4(2) of the1933 Act. The shares were issued to Mr. Jezior upon execution
of the amendment to the manufacturing agreement .   See Item 6.
"Description of Business - Manufacturing and Marketing License Agreement". All shares issued to Mr. Jezior were "restricted securities", as defined in the 1933 Act.

We completed an offering of 1,500,000 common shares at a price of $1.00 per share on March 8, 1999 to a total of four accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. All shares issued pursuant to this offering were "restricted securities", as defined in the 1933 Act.

We completed an offering of 1,450,000 common shares at a price of $2.25 per share on February 8, 2000 to a total of 57 accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. All shares issued pursuant to this offering were "restricted securities", as defined in the 1933 Act. We also issued out warrants for the purchase of 1,087,500 shares of common stock in this offering. The Company paid commissions totaling $326,250 to 4 parties in connection with the completion of this offering:

As of February 29, 2000, we had issued a total of 20,333 shares of common stock to 6 employees and consultants upon the exercise of their stock options granted pursuant to the company's incentive employee stock option plan. These shares were issued at a price of $1.50 to $2.50 per share, for a total purchase price of $41,749.50. In addition, subsequent to February 29th, we issued an additional 21,000 shares to one employee upon the exercise of his stock options at a total purchase price of $27,250. The shares were issued pursuant to the exemption from registration provided by Rule 701 under the Securities Act of the1933 and were marked as restricted when issued. Since becoming a reporting company, we have filed a registration statement using form S-8 to register these shares for resale.

ITEM 6.	Management's Discussion and Analysis or Plan of
Operation

We currently intend to pursue the following plan of operations during the next twelve months:

1. 	We will be more closely examining the benefits and qualities of our proprietary polymer and its differences and similarities to products developed by our competitors.

2.	We will be pursuing private label arrangements with various
companies in the commercial, industrial, food service, medical and network marketing industries for the sale of our product.

3. 	We will be marketing our polymer to major corporations for
use in their products.

4. 	We will be devising and revising our business plan to adopt
to our finding in items 1 above.

5. 	We will continue research and development into new products
using our proprietary polymer technology.

We anticipate that we will spend approximately $1,500,000 over the next twelve month period in pursuing this plan of operations. Of this amount, we anticipate that $750,000 will be realized from operating revenues, after deduction of costs of goods sold, and existing cash reserves, and $750,000 will be raised by additional debt or equity financing.

We are presently undertaking a search for additional equity financing to cover these anticipated expenses and expected operational losses. However, we have not, as yet, formalized or entered into any such arrangements, and we can offer no assurance that such financing will be available when needed. Our failure to obtain such financing in a timely manner would have a significant negative effect on our future operations and may result in our being forced to cease operations.

Our actual expenditures and business plan may differ from that stated above. Our board of directors may decide not to pursue this plan, or may modify it based on available financing. We currently do not have any financing arrangements in place that would enable us to meet this plan of operations.

In the event we are not successful in obtaining any further debt or equity financing, we anticipate that we can sustain our business operations based on our current cash position and revenues for only a period of approximately two months.

The above statements are forward-looking statements. Actual results of our plan of operations may differ materially. Factors that may cause the actual results or our actual plan of operations to vary include, among other things, decisions of our board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts and changes in the hand care business or general economic conditions.

The financial statements for 1999 which are a part of this document present our combined activities with those of our wholly owed subsidiaries.

Liquidity And Capital Resources

We had net losses of $2,884,651 for the year ended December 31, 1999 which was up more than double from $1,265,440 for the year ended December 31, 1998. The losses were funded by various financings and short term loans we obtained during the year. These loses can be attributed to the more than double increase in our operating expenditures and our failure to generate a significant number of sales. Our problems with making sales and generating sufficient revenues persists, but we have at least succeeded in reducing our operating costs over the past two months. Our loss per share was $.28, up from $.16 at the end of 1998.

We anticipate that losses will continue into the foreseeable future, most likely to a slower extent as operating costs have declined.

As of December 31, 1999, we had $898,458 in cash, which was up from $110,776 at the end of 1998. This result is largely do to the selling of 1,244,000 shares of common stock in the 4th quarter 1999 at a price of $2.25 per share. These shares were sold using the exemption from registration provided by Rule 506
of Regulation D of the Securities Act of 1933.   We have applied
these proceeds to the payment of several current and long term obligations on our books, including the payment of an unsecured demand loan from Mr. Harold C. Moll, a shareholder of the Company, in the amount of $725,762, after the end of 1999. As we continue to have problems with generating a sufficient amount of revenue to support operating costs, our cash accounts continue to decline.

Results Of Operations

Fiscal Year End 1999 Compared With Fiscal Year End 1998

During 1999, our management received fees and salaries of $139,607. Of this our president received $120,000, and our secretary/treasurer received $19,607. Outside management consultants received a total of $547,804. These costs were largely associated with marketing, technical and investor relations consultants. Our management has recently taken steps to substantially reduce these costs along with others and thus expects such expenses to significantly decline during this fiscal year.

General and administrative expenses for 1999 were $2,164,814 compared to $649,300 for 1998. In 1999, we expended substantial amounts on expanding our operations including the hiring of key executives for growth and the growth of our physical plant. When our sales did not meet expectations, we took aggressive steps to reduce these expenses. We plan to maintain these costs at this reduced level for the foreseeable future.

Research and development expenses were $68,228 for 1999 compared to $384,550 for the same period in 1998. R&D cost were higher in 1998 due to the development and testing of our product during that time period. We anticipate that R&D expenses may increase slightly over the next year due to the development and testing of our new products and those of our competitors.

Depreciation and amortization expenses for 1999 were $53,189 compared to $8,858 for the same period in 1998. This increase was the result of our acquisition of a substantial amount of property and equipment during 1999. We do not anticipate the need to purchase any more equipment during this fiscal year.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs were not expected to properly recognize a year that begins with "20" instead of the familiar "19". Many experts believed that if not corrected this problem would lead to widespread computer failures. Since the turn of the century, however, we have not experienced any adverse effects of this Year 2000 problem.

ITEM 7. 	Financial Statements

The information required by this item is set forth in Item 13 of this Report.

ITEM 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                          PART III

ITEM 9.	Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(a) of the Exchange
Act.

The following are the names of our officers and directors, their present positions, and some brief information about their background.

Skinvisible, Inc.

Name				Age		Offices Held
-----                   ---         ------------
Terry Howlett		52		Director, President
Howard Thompson		52		Secretary, Treasurer, Director
Jerry Hodge			55		Director
Anthony St. John		42		Director
Jost Steinbruchel		59		Director

Skinvisible Pharmaceuticals, Inc.

Name				Age		Offices Held
-----                   ---         ------------
Terry Howlett		52		Director, President, &
                                    Secretary
Jerry Hodge			55		Director

Mr. Terry H. Howlett (Age 52), President & Director. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc. which marketed cosmetic and hand care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock Exchange that made voice response software for order entry systems.

Mr. Howard Thomson (Age 52), Director, Treasurer and Secretary. Mr. Thomson has recently retired after 17 years in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. He previously resided in London, England and was employed by the National Westminster Bank for 13 years.

M. Jerry Hodge (Age 55), Director. For over the past five years, Mr. Hodge has been the President & CEO of Hospitality Network, the largest provider of in-room video entertainment to the hotel/casino industry, and has professional management expertise in the areas of business development, finance, operations, and corporate strategic planning.

Anthony St. John (Age 42), Director. Lord Anthony St. John has been a member of the House of Lords in England since 1978. In 1998, he was appointed Extra Lord-in-Waiting to her Majesty the Queen. He has been a consultant to Merrill Lynch International since 1991 and serves as a Director on other publicly traded companies. Since graduating with a law degree in 1979 from Capetown, South Africa, Lord St. John has spent a number of years in the commercial field as auditor and legal counsel for international companies.

Jost Steinbruchel (Age 59), Director. Since 1984, Mr. Steinbruchel has operated his own company in Geneva Switzerland specializing in financial engineering in international trade throughout a wide network of banking relations, principally in Europe, China, Australia and Africa. Previously, he spent 20 years of his professional career as an executive in international banking with Lloyds of London, Citicorp and Credit Suisse. Mr. Steinbruchel has a law degree from Sorboure, Paris.

Terms of Office

Our directors are appointed for one year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws.
Officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not have any other employees who are not already an executive officer that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

-----------------------------------------------------------------
			     	    Number	 Transactions  Known Failures
				    of Late	 Not Timely	   To File a
Name and principal position Reports	 Reported      Required Form
-----------------------------------------------------------------
Terry Howlett, Director,
President, CEO	      	2    		0     	None
Howard Thomson, Director,
Sec/Treas. 		            2		0	      None
Anthony St. John, Director	2		0	      None
Jost Steinbruchel, Director	2		0	      None
Jerry Hodge, Director      	2		0	      None
-----------------------------------------------------------------

ITEM 10.	Executive Compensation

Executive Compensation

The following table sets forth certain information as to our five highest paid executive officers and directors for the fiscal year ended December 31, 1999.

-----------------------------------------------------------------
Name and principal position           			Salary
-----------------------------------------------------------------
Terry Howlett, Director, President, CEO      		$ 120,000
Howard Thomson, Director, Sec/Treas. 		      $  19,607
Anthony St. John, Director	                        $  11,000
Jost Steinbruchel, Director	                        $  11,000
Jerry Hodge, Director      	                        $  12,000

Aggregate of the five Highest Paid
Officers and Directors					      $ 173,607
-----------------------------------------------------------------

In addition, certain of the officers are provided an automobile allowance for use of their vehicles for company business and have and/or will receive stock options to purchase our shares.

Our executive officers and directors received cash compensation of $173,607, in the aggregate, for services rendered in fiscal year 1999.

In 1999, we paid a fee of $1,000 per month to our directors, other than Terry Howlett, in consideration for each director acting as a director of the company. This compensation was cancelled by resolution of the board on January 1, 2000.


                            Summary Compensation Table

                 Annual Compensation      	   Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/*  LTIP    sa-
Name        Title	   Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----        -----    ---- ------    ----- ------ ------- ------- --------- ----
Terry
Howlett President    1999 $120,000  $   0 $10,785    0   300,000     0       0
        Director

Howard  Secretary    1999 $ 19,607  $   0       0    0    50,000     0       0
Thomson Treasurer
        Director

Jerry
Hodge   Director     1999 $ 12,000  $   0       0    0    50,000     0       0

Anthony Director     1999 $ 11,000  $   0       0    0    50,000     0       0
St.John

Jost    Director     1999 $ 11,000  $   0       0    0    50,000     0       0
Steinbruchel

ITEM 11. 	Security Ownership of Certain Beneficial Owners
and Management

The following table sets forth, as of February 29, 1999, the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of the outstanding common stock and by our officers and directors individually and as a group. Except as otherwise indicated, all shares are owned directly.

               Name and address    Amount of	        Percent
Title of class of beneficial owner beneficial ownership of class(1)
-------------- ------------------- -------------------- -----------
Common	   Terry Howlett		1,000,000            8.57%
               Director, President

Common	   Howard Thomson		  156,000            1.34%
Director, Sec./Treas.

Common	   Anthony St. John       150,000	 	   1.29%
Director

Common	   Jost Steinbruchel	  300,000            2.57%
Director

Common         Logan Anderson         800,000            6.85%

Common	   Harry Moll   		  850,000 	         7.28%

Common	   Abaderra Ltd. 		  780,000 	         6.68%

Common	   Jerry Hodge		  150,000            1.29%
               Director

Common	  All Officers and
              Directors	            1,756,000 	        15.05%
              as a Group (5 persons)
-------
(1) Based on 11,670,333 shares issued and outstanding on February
29, 2000.

The following table shows the issued and outstanding stock options held by our officers and directors, and by each person known by us to beneficially own more than 5% of our common stock as of February 29, 2000. Each of the following options was granted by the Company on January 8, 1999.

Name           Exercise Price  No. of Options  Term of Option
Terry Howlett     $1.65          300,000          5 years
Jerry Hodge       $1.50           50,000          5 years
Howard Thomson    $1.50           50,000          5 years
Anthony St. John  $1.50           50,000          5 years
Jost Steinbruchel $1.50           50,000          5 years


ITEM 12. 	Certain Relationships and Related Transactions.

None of the following persons has any direct or indirect material interest in any transaction to which we are a party since the incorporation of the Company in March, 1998, or in any proposed transaction to which the Company is proposed to be a party:

(A)	any director or officer;

(B)	any proposed nominee for election as a director;

(C)	any person who beneficially owns, directly or indirectly,
shares carrying more than 10% of the voting rights attached to our common stock; or

(D)	any relative or spouse of any of the foregoing persons,
or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

Our policy regarding related transactions requires that any director or officer who has an interest in any transaction disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by
the board of directors.   The transaction may then be approved by
a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the board of directors to approve the transaction. Our policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

ITEM 13.	Exhibits, Financial Statement Schedules and Reports on
            Form 8-K

Exhibits

Exhibit 1:	Manufacturing and Marketing License Agreement*
Exhibit 2:	Letter Agreement Modifying the Manufacturing and
            Marketing License Agreement*
Exhibit 3:	Acquisition Agreement of Manloe Labs*
Exhibit 4:	Letter Agreement Amending the Agreement for
            Acquisition of Manloe Labs*
Exhibit 5:	Agreement between the Company and Aquastel Pacific
            Environmental Technology of Hong Kong*
Exhibit 6:	Distribution Agreement between SVP and Essentially
            Yours Industries Corp.*
Exhibit 7:	Distribution Agreement between SVP and EYI
            International Limited*
----------------
* Incorporated by reference from our registration statement on Form 10-SB12G originally filed with the commission on 4-30-99 and as amended on 11-8-99 (File No. 0-25911)

Financial Statements

The Company's audited Financial Statements, as described below, are attached hereto.

1.	Audited Consolidated Financial Statements for the periods
ending December 31, 1999 and 1998, including:

(a)	Independent Auditors' Report;

(b)	Consolidated Balance Sheet;

(c)	Consolidated Statement of Operations and Accumulated Equity;

(d)	Consolidated Statement of Changes in Stockholders' Equity;

(e)	Consolidated Statement of Cash Flows;

(f)	Notes to Consolidated Financial Statements;

(g)	Supplemental Statements.

2.	Consent by Auditor to use of Audited Financial Statements

                        SKINVISIBLE, INC.
                        AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1999 AND 1998
                              WITH
              INDEPENDENT AUDITOR'S REPORT THEREON

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------


                                                      Page
                                                      ----

Independent Auditor's Report . . . . . . . . . . . . . . 1

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

   Consolidated Statement of Changes in
     Stockholders' Equity. . . . . . . . . . . . . . . . 4

   Consolidated Statement of Cash Flows. . . . . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . 6-10

Supplemental Statements:

   Consolidated Statement of Operating
      Expenses . . . . . . . . . . . . . . . . . . . . . 12

                 INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Skinvisible, Inc.

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiary, a development stage company, as of December 31, 1999 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' deficit, and statement of cash flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. and subsidiary as of December 31, 1999, and the results of their operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.
Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental consolidated statement of operating expenses and proforma consolidated balance sheet, statement of operations and accumulated deficit, and statement of operating expenses are presented for the purposes of additional analysis and are not a required part of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Sarna & Company
Westlake Village, California
February 15, 2000

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED BALANCE SHEET


                             ASSETS                        December 31
                                                           -----------
                                                         1999       1998
                                                       -----------------


Current Assets
  Cash                                              $ 898,458  $ 110,776
  Accounts Receivable                                   7,456      4,415
  Inventory                                           149,150     47,530
  Prepaid License Fee                                  50,000     50,000
  Advances                                                  0      - 0 -
                                                    ---------  ---------
    Total Current Assets                            1,105,064    212,721
Property and Equipment
  Furniture and Equipment                             135,627     85,894
  Laboratory Build-Out                                286,922     38,126
                                                   ----------  ---------
    Total Property and Equipment                      422,549    124,020
    Less Accumulated Depreciation                     <59,558>    <8,858>
                                                   ----------  ---------
     Net Property and Equipment                       362,991    115,162
Other Assets - Exclusive Distribution Rights          200,000    200,000
             - Prepaid Royalty                      1,000,000      - 0 -
             - Deposits                                 5,511      - 0 -
                                                    ---------  ---------

TOTAL ASSETS                                       $2,673,566  $ 527,883
                                                   ==========  =========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    and Accrued Expenses                           $  102,695  $ 123,723
  Loan Payable                                        725,762    725,000
                                                  -----------  ---------
    Total Current Liabilities                         828,457    848,723
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    11,453,000 and 8,200,000 shares issued             11,453      8,200
  Additional paid in capital                        5,983,747    936,400
  Accumulated Deficit                              <4,150,091><1,265,440>
                                                   ----------  ---------
    Total Stockholders' Equity                      1,845,109   <320,840>
                                                   ----------  ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $2,673,566  $ 527,883
                                                   ==========  =========



         See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                          YEAR ENDED
                                                         DECEMBER 31
                                                       1999       1998
                                                    -------------------

Revenues                                        $   169,013   $  12,269

Cost of Sales
  Beginning Inventory                                47,530       - 0 -
  Purchases                                         181,642      51,531
                                                  ---------   ---------
    Total Available                                 229,172      51,531
  Less:  Ending Inventory                          <149,150>    <47,530>
         Sample Distribution                          - 0 -       - 0 -
                                                  ---------   ---------
Total Cost of Sales                                 <80,022>     <4,001>
                                                  ---------   ---------

Gross Profit                                         88,991       8,268

Operating Expenses                               <2,973,642> <1,265,440>
                                                  ---------   ---------

Loss Before Provision for
  Income Taxes                                   <2,884,651> <1,273,708>

Provision for Income Taxes                               <0>         <0>
                                                  ---------   ---------

Net Loss                                         <2,884,651> <1,265,440>

Accumulated Deficit, Beginning
  of Year                                        <1,265,440>         <0>
                                                -----------   ---------

Accumulated Deficit, End of Year                $<4,150,091>$<1,265,440>
                                                ===========   =========

Net Loss per Share                              $      <.28>$      <.16>
                                                =========== ===========

Weighted Average Shares Outstanding              10,295,917   7,891,300
                                                ===========   =========



            See Notes to Consolidated Financial Statements
                                3

                SKINVISIBLE, INC. AND SUBSIDIARIES
                   (A DEVELOPMENT STAGE COMPANY)
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          YEAR ENDED
                                                         DECEMBER 31
                                                       1999       1998
                                                    -------------------

Shares of Common Stock Issued:
  Beginning Balance                                 8,200,000      - 0 -
    Issuance Pursuant to:
       Stock Offering                               2,744,000  8,200,000
       Royalty Payment Agreement                      500,000      - 0 -
       Stock Option Plan                                9,000      - 0 -
                                                   ----------  ---------

  Ending Balance                                   11,453,000  8,200,000
                                                   ==========  =========


Common Stock Par Value
  Beginning Balance                                $    8,200  $   - 0 -
    Issuance Pursuant to:
       Stock Offering                                   2,744      8,200
       Royalty Payment Agreement                          500      - 0 -
       Stock Option Plan                                    9      - 0 -
                                                   ----------  ---------
  Ending Balance                                       11,453      8,200
                                                   ----------  ---------

Additional Paid in Capital
  Beginning Balance                                   936,400      - 0 -
    Issuance Pursuant to:
       Stock Offering                               4,034,356    936,400
       Royalty Payment Agreement                      999,500      - 0 -
       Stock Option Plan                               13,491      - 0 -
                                                   ----------  ---------
  Ending Balance                                    5,983,747    936,400
                                                   ----------  ---------


Accumulate Deficit
  Beginning Balance                                <1,265,440>     - 0 -
  Net Loss                                         <2,884,651><1,265,440>
                                                    ---------  ---------
  Ending Balance                                   <4,150,091><1,265,440>
                                                    ---------  ---------
Total Stockholders' Equity                         $1,845,109  $ 320,840
                                                   ==========  =========


           See Notes to Consolidated Financial Statements
                                4

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          YEAR ENDED
                                                         DECEMBER 31
                                                       1999       1998
                                                    -------------------

Cash Flows from Operating Activities:

   Net Loss                                    $ <2,884,651>$<1,265,440>
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                  53,189       8,858
         <Increase> Decrease in:
           Accounts Receivable                       <3,041>     <4,415>
           Inventory                               <101,620>    <47,530>
		 Advances                                  <620>      - 0 -
		 Other Assets - Prepaid Royalty      <1,000,000>      - 0 -
                        - Distribution Rights         - 0 -    <200,000>
                        - Deposits                   <5,511>      - 0 -
                        - Prepaid Licensing Fee       - 0 -     <50,000>
           Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses                        21,028     123,723
                                                  ---------   ---------

     Net Cash Used by Operating Activities       <3,963,282> <1,434,804>

Cash Flows from Investing Activities:

   Purchases of Property and Equipment             <298,529>   <124,020>
                                                  ---------   ---------

     Net Cash Used by Investing Activities         <298,529>   <124,020>

Cash Flows from Financing Activities:

   Payment of Loan Principal                           <598>    725,000
   Net Proceeds from the Issuance of
     Common Stock                                 5,050,091     944,600
                                                  ---------   ---------

     Net Cash Provided by Financing Activities    5,049,493   1,669,600
                                                  ---------   ---------

Net Increase <Decrease> in Cash                     787,682     110,776

Cash at Beginning of Period                         110,776       - 0 -
                                                  ---------   ---------

Cash at End of Period                             $ 898,458   $ 110,776
                                                  =========   =========

Supplemental Disclosure:
   Interest Paid                                  $ 114,661       - 0 -
                                                  =========   =========


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

During 1999, the Company formed subsidiaries titled Skinvisible
International, Inc. and Skinvisible Canada to encompass Canadian and other international ventures.

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

The Company's Year 2000 program is designed to minimize the possibility of Year 2000 interruptions. Any such interruption may have a material adverse impact on the Company's future operating results. In 1999, the Company established procedures to identify and assess systems and processes vulnerable to Year 2000 problems. The Company also developed procedures to monitor levels of compliance within its stated goals of compliance. In each area of vulnerability, various testing and readiness methodologies are being used to identify and correct suspect systems, processes or supplier interfaces. The Company has met its Year 2000 compliance goals prior to the end of 1999.

Recently Issued Accounting Pronouncements
-----------------------------------------

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended December 31, 1999 and 1998 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - LOAN PAYABLE
---------------------

Loan payable at December 31, 1999 consists of monies advanced as a short term operating loan. This loan is unsecured and bears interest at the rate of 10% per annum.

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

Future annual minimum rental commitments are as follows:

                        Year
                        ----
				2000    $ 73,476
                        2001    $ 73,476
                        2002    $ 24,492

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

Note 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------

At December 31, 1999, the company has future royalty payment commitments totaling approximately $1,000,000.

NOTE 5 - STOCK OPTIONS
----------------------

During the period ended December 31, 1999 the company issued stock options with exercise prices ranging from $1.50 to $4.00 per share, as incentives for employee and consultant performance. Options on 1,323,500 shares of common stock were outstanding at December 31, 1999. The exercise of any or all of these options would cause reported losses per share to decrease.

NOTE 6 - SUBSEQUENT EVENT
-------------------------

Subsequent to December 31, 1999 the company consolidated office space as a result of reducing its network marketing efforts. Current lease commitments are as reflected in footnote number four.

                     SUPPLEMENTAL INFORMATION

                SKINVISIBLE, INC. AND SUBSIDIARIES
                  (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENT OF OPERATING EXPENSES



                                                          YEAR ENDED
                                                         DECEMBER 31
                                                       1999       1998
                                                    -------------------

Operating Expenses
  Advertising                                      $119,205   $ 94,918
  Automobile Expense                                 41,957      - 0 -
  Bad Debt Expense                                    2,946      - 0 -
  Bank Charges                                        2,128      1,217
  Consulting - Investor Relations                   157,959      - 0 -
  Consulting - Sales                                169,683      5,000
  Consulting - Technical                            105,162     17,000
  Data Processing                                    41,423      1,434
  Depreciation                                       53,189      8,858
  Director Fees                                      46,000      - 0 -
  Discounts - Credit Cards                              646      - 0 -
  Donations                                           1,075      - 0 -
  Dues and Subscriptions                             11,285      2,347
  Equipment Leases                                    - 0 -     28,802
  Expenses - Canadian Operations                     41,942     16,778
  Insurance                                          60,676     21,330
  Interest                                          114,661      - 0 -
  Janitorial                                          4,185      - 0 -
  Office Expenses                                    31,316     34,161
  Outside Labor                                       5,436        696
  Lab Expenses                                       17,615      - 0 -
  Management Fees                                   182,607    209,000
  Meals & Entertainment                              58,381      - 0 -
  Payroll Taxes                                      54,945     43,744
  Postage and Freight Out                            24,563      6,816
  Printing                                           43,822     12,354
  Professional Fees                                 240,990     74,913
  Rent                                              137,106     45,305
  Repair & Maintenance                                2,085      - 0 -
  Research and Development                           68,228    384,550
  Royalties                                          72,000     48,000
  Security                                            2,190      1,653
  Tax & License                                       4,492      6,611
  Telephone                                          56,491     11,354
  Trade Show Expenses                                 6,472     23,666
  Travel                                            282,873      - 0 -
  Utilities                                           7,606      2,527
  Wages                                             698,695    170,674
  Warehouse Expense                                   1,607      - 0 -
                                                -----------  ---------

Total Operating Expenses                         $2,973,642 $1,273,708
                                                =========== ==========

          See Notes to Consolidated Financial Statements

SARNA & COMPANY
Certified Public Accountants


310 N. Westlake Boulevard
Suite 270


Westlake Village, California 91362

805-371-8900
Fax 805-379-0140


CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the inclusion of our audit report dated February 15, 2000, on the financial statements of Skinvisible, Inc. ("the Company") for the period ended December 31, 1999 in the Company's Form 10-KSB annual report to be filed with the United States Securities Exchange Commission. We also consent to the application of such report to the financial information in the Form 10-KSB, when such financial information is read in conjunction with the financial statements referred to in our report.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
March 23,2000


                        SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.


By:   /s/ Terry Howlett
	___________________________________
	Terry Howlett, Director, President and CEO
	Date:	March 27, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ Howard Thomson
	___________________________________
	Howard Thomson, Director, Secretary and Treasurer,
      Chief Financial Officer and Controller
	Date:	March 27, 2000



By:   /s/ Jerry Hodge
	___________________________________
	Jerry Hodge, Director
	Date:	March 27, 2000


By:   /s/ Anthony St. John
	___________________________________
	Anthony St. John, Director
	Date:	March 27, 2000


By:   /s/ Jost Steinbruchel
	___________________________________
	Jost Steinbruchel, Director
	Date:	March 27, 2000