Form 10QSB
period 2000-03-31
SKINVISIBLE INC
filed 2000-05-19
CIK 1085277

                         UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-25911

                       SKINVISIBLE, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada                                88-0344219
-------------------------------       -------------------
(State or other jurisdiction of       (IRS Employer
incorporation)                        Identification No.)

  6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120
  -----------------------------------------------------------
          (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
11,702,033 shares of Common Stock as of April 30, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [  ]   No [X]

PART I  FINANCIAL INFORMATION

Item 1.		Financial Statements

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2000 are included with this Form 10-QSB.
The unaudited financial statements for the three months ended
March 31, 2000 include:

(a)	A Consolidated Balance Sheet as of March 31, 2000 and
March 31, 1999;
(b)	A Consolidated Statement of Operations and Accumulated
Deficit - Three months ended March 31, 2000 and March
31, 1999;
(c)	A Consolidated Statement of Changes in Shareholders'
Equity - Three months ended March 31, 2000 and March
31, 1999;
(d)	A Consolidated Statement of Cash flows - Three months
ended March 31, 2000 and March 31, 1999;
(e)	Notes to Consolidated Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          SKINVISIBLE, INC.

                          AND SUBSIDIARIES


                 CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2000

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                          Page
                                                          ----
Accountant's Review Report                                   3

Consolidated Financial Statements:

Consolidated Balance Sheet ...............................   4

Consolidated Statement of Operations
   And Accumulated Deficit ...............................   5

Consolidated Statement of Changes in
   Stockholders' Equity ..................................   6

Consolidated Statement of Cash Flows .....................   7

Notes to Consolidated Financial Statements ...............   8 - 11

To the Board of Directors
Skinvisible, Inc. and Subsidiary
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries, as of March 31, 2000 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Skinvisible, Inc.

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

Sarna & Company
Westlake Village, California
May 15, 2000

                SKINVISIBLE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                              ASSETS


                                                      March 31
                                                      --------
                                               2000             1999
                                               ---------------------

Current Assets
   Cash                                       $  113,568  $  149,550
   Accounts Receivable                            12,776       1,114
   Inventory                                     144,968      66,218
   Prepaid Expenses                               18,225           -
   Prepaid License Fees                           50,000      50,000
                                               ----------  ---------
                                                 339,537     266,882
        Total Current Assets

Property and Equipment
   Furniture & Equipment                         135,299      92,894
   Laboratory Build-Out                          314,633     234,837
                                               ----------  ---------
      Total Property & Equipment                 449,932     327,731
      Less Accumulated Depreciation              (72,233)    (19,753)
                                               ----------  ---------
      Net Property and Equipment                 377,699     307,978

Other Assets
   Exclusive Distributor Rights                  200,000     200,000
   Prepaid Royalties                           1,000,000   1,000,000
                                               ---------   ---------
        Total Other Assets                     1,200,000   1,200,000
                                               ---------   ---------
Total Assets                                  $1,917,236   1,774,860
                                              ==========   =========



             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts Payable
     and Accrued Expenses                     $  138,874  $  289,382
   Loan Payable                                        -      45,000
                                               ----------  ---------
        Total Current Liabilities                138,874     334,382

Stockholder's Equity
   Common Stock, $0.001 par value
     100,000,000 shares authorized
      11,702,033 and 10,200,000 shares issued     11,702      10,200
   Additional Paid in Capital                  6,479,198   3,434,400
   Accumulated Deficit                        (4,712,538) (2,004,122)
                                               ----------  ---------
        Total Stockholder's Equity             1,778,362   1,440,478
                                               ----------  ---------
Total Liabilities and Stockholder's Equity    $1,917,236   1,774,860
                                              ==========   =========


             See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
            FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                             Three Months Ended March 31
                                             ---------------------------
                                                  2000         1999
                                             ---------------------------

Revenues                                     $    22,855     $    33,910

Cost of Sales
   Beginning Inventory                           149,150          47,530
   Purchases                                       8,581          30,065
                                             ------------    -----------

      Total Available                            157,731          77,595
   Less: Ending Inventory                       (144,968)        (66,218)
                                             ------------    -----------

Total Cost of Sales                              (12,763)        (11,377)
                                             ------------    -----------

Gross Profit                                      10,092          22,533

Operating Expenses                              (572,539)       (761,215)
                                             ------------    -----------

Loss Before Provision for Income Taxes          (562,447)       (738,682)

Provision for Income Taxes                             -               -

Net Loss                                        (562,447)       (738,682)

Accumulated Deficit, Beginning of Period      (4,150,091)     (1,265,440)
                                             ------------    -----------

Accumulated Deficit, End of Period           $(4,712,538)    $(2,004,122)
                                             ============    ===========


Net Loss Per Share                           $     (0.05)    $     (0.07)
                                             ------------    -----------



             See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                             Three Months Ended March 31
                                             ---------------------------
                                                  2000         1999
                                             ---------------------------
Shares of Common Stock Issued:
   Beginning Balance                          11,453,000       8,200,000
      Issuance Pursuant to:
         Stock Offering                          206,000       1,500,000
         Royalty Payment Agreement                     -         500,000
         Stock Option Plan                        37,333               -
         Contract Settlements                      5,700               -
                                             ------------    -----------
Ending Balance                                11,702,033      10,200,000
                                             ============    ===========

Common Stock Par Value
   Beginning Balance                        $     11,453    $      8,200
      Issuance Pursuant to:
         Stock Offering                              206           1,500
         Royalty Payment Agreement                     -             500
         Stock Option Plan                            37               -
         Contract Settlements                          6               -
                                             ------------    -----------
Ending Balance                                    11,702          10,200
                                             ------------    -----------


Additional Paid in Capital
   Beginning Balance                           5,983,747         936,400
      Issuance Pursuant to:
         Stock Offering                          398,944       1,498,500
         Royalty Payment Agreement                     -         999,500
         Stock Option Plan                        87,963               -
         Contract Settlements                      8,544               -
                                             ------------    -----------
Ending Balance                                 6,479,198       3,434,400


Accumulated Deficit
   Beginning Balance                          (4,150,091)     (1,265,440)
   Net Loss                                     (562,447)       (738,682)
                                             ------------    -----------

   Ending Balance                             (4,712,538)     (2,004,122)
                                             ------------    -----------
Total Stockholders' Equity                   $ 1,778,362     $ 1,440,478
                                             ============    ===========



             See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2000


                                             Three Months Ended March 31
                                             ---------------------------
                                                  2000         1999
                                             ---------------------------

Cash Flows from Operating Activities

   Net Loss                                 $   (562,447)   $   (738,682)

   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                               12,675          10,895
        (Increase) Decrease in:
         Accounts Receivable                      (4,042)          3,301
         Inventory                                 4,182         (18,688)
         Advances                                   (178)              -
         Other Asset - Prepaid Royalty                 -      (1,000,000)
                     - Deposits                    4,411               -
                     - Prepaid Expenses          (18,225)              -
        (Increase) Decrease in:
           Accounts Payable and Accrued
             Expenses                             36,179         165,659
                                             ------------    -----------
           Net Cash Used by Operating
             Activities                         (527,445)     (1,577,515)

Cash Flows from Investing Activities:

   Purchases of Property and Equipment           (27,383)       (203,711)
                                             ------------    -----------

     Net Cash used by Investing Activities       (27,383)       (203,711)

Cash Flows from Financing Activities:

   Payment of Loan Principal                    (725,762)       (680,000)
   Net Proceeds from the Issuance
     of Common Stock                             495,700       2,500,000
                                             ------------    -----------


     Net Cash Provided by
       Financing Activities                     (230,062)      1,820,000
                                             ------------    -----------
Net Increase (Decrease) in Cash                 (784,890)         38,774

Cash at End of Period                            898,458         110,776
                                             ------------    -----------
                                             ------------    -----------
                                             $   113,568     $   149,550
                                             ============    ===========

Supplemental Disclosure: Interest Paid       $     3,342     $    15,104



             See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

General
-------

Skinvisible, Inc. (formerly Microbial Solutions, Inc.) was incorporated on March 6, 1998 in the state of Nevada.
Skinvisible, Inc. immediately acquired 100% ownership of Skinvisible Pharmaceuticals, Inc. (formerly Manloe Labs, Inc.)
also a Nevada corporation.

Skinvisible, Inc. and its subsidiaries, (collectively referred to as the "Company" or "SKVI") develops and sells various licensed anti-bacterial and anti-viral skin protectants to numerous industries. The Company maintains manufacturing, executive and sales offices at Las Vegas, Nevada.

Name Change
-----------

On February 26, 1999, the Company completed the legal process of changing its name from Microbial Solutions, Inc. to Skinvisible, Inc. The subsidiaries name of Manloe Labs, Inc. was also changed on February 26, 1999 to Skinvisible Pharmaceuticals,
Inc.

During 1999, the Company formed subsidiaries titled Skinvisible International, Inc. and Skinvisible Pharmaceuticals (Canada), Inc. On January 1, 2000 the company decided to discontinue operations of its subsidiary, Skinvisible International, Inc.

Basis of Presentation
---------------------

The consolidated financial statements included the accounts of Skinvisible, Inc. and it's subsidiaries, Skinvisible
Pharmaceuticals, Inc., and Skinvisible Pharmaceuticals (Canada),
Inc.  All material intercompany balances have been eliminated.

The company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.
All reported amounts are in U.S. dollars.

Use of Estimates
----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

               SKINVISIBLE, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
---------------------------------------------------------------

Pro Forma Compensation Expense
------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No.
123. Stock options issued by SKVI carry exercise prices in excess of prices that shares can currently be purchased for. Accordingly, no pro forma compensation expense is reported in these financial statements with the exception of the expense recorded on the exercise of options on 37,333 shares during the period ended March 31, 2000.

Inventories
-----------

Inventory costs are accounted for on a first-in, first-out basis. Inventory at any given time consists of raw materials, products and packaging held for resale.

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

               SKINVISIBLE, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Note 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended March 31, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.


Note 3 - LOAN PAYABLE
---------------------

During the quarter ended March 31, 1999 the Company had an unsecured loan payable bearing an interest rate of 10% per annum. During the current quarter, the Company used approximately $725,000 to pay off loans that were outstanding as of December 31, 1999. As of March 31, 2000, the company does not have any outstanding loans payable.

               SKINVISIBLE, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Note 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------

The Company leases 8556 square of manufacturing and office space under a noncancelable operating lease. This operating lease terminates on April 14, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $6464 per month with minimal annual increases of 3%.

Future annual minimum rental commitments are as follows:

Year
2000     $76,848
2001     $78,935
2002     $26,540

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

At March 31, 2000, the Company has future royalty payment commitments totaling approximately $862,000.

Note 5 - STOCK OPTIONS
----------------------

During the period ended March 31, 2000 the Company issued stock options with exercise prices ranging from $1.50 to $2.50 per share, as incentives for employee and consultant performance. Options on 1,266,167 shares of common stock were outstanding at March 31, 2000. The exercise of any or all of these options would cause reported losses per share to decrease.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is in the business of developing, manufacturing, licensing and selling anti-microbial skin protection products and topical delivery technology designed to form a skin barrier that provides persistent activity against a broad spectrum of pathogens and aids in reducing contact infection and cross-contamination. The Company's products are also designed to promote healthy skin, condition the hands and assist in reducing dryness, irritation and chapping as well as Occupational Hand Disease. The Company has completed the development of its products and has commenced limited production and sales. The Company continues to research and develop potential additional products.

In January, 2000 the Company's wholly owned subsidiary
Skinvisible Pharmaceuticals, Inc., filed a patent application for its topical delivery technology.

Skinvisible Pharmaceuticals signed two new agreements dated February 3, 2000 with British Columbia based network marketer, Essentially Yours Industries Corp. ("EYI") that replaced agreements signed in July 1999 with Essentially Yours and EYI International Limited for product distribution. Under the new agreements, EYI will purchase the Company's proprietary polymer base composition and acquired a license to manufacture and sell a private line of antimicrobial skin protector products utilizing the Company's patent-pending topical delivery technology. The terms of the license allows EYI to use the Company's delivery technology in developing other products beyond the antimicrobial skin protectant.

During the quarter ended March 31, 2000, the Company completed clinical laboratory tests for a new antibacterial hand sanitizer. This new product will be marketed under the name Safe4Hours to commercial and retail outlets by the Company's
newly formed, wholly owned subsidiary, Safe4Hours, Inc.    The
Company developed this new antibacterial hand sanitizer to meet perceived market demand for a sanitizer that offers longer term protection without drying out the skin. Most other products on the market contain alcohol which dry skin and must be reapplied after each hand washing. Safe4Hours is alcohol-free and has persistent anti-microbial activity that can last for up to 4 hours regardless of repeated hand washing.

The Company's wholly owned subsidiary, Skinvisible Pharmaceuticals (Canada), Inc., entered into an agreement dated April 14, 2000 with Alberta-based Western Drug Distribution Center Limited ("WDDC") whereby Skinvisible will sell its Medical Formula anti-microbial skin care lotion to WDDC, who in turn will retail the product to over 900 member and non-member veterinarian clinics.

The Company received its Canadian import license on April 18, 2000.

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2000 decreased to $22,855 from $33,910 for the three months ended March 31, 1999.
This decrease in sales was due to the Company's change in marketing focus at the start of the quarter. In 1999, the Company's marketing efforts were focused around a network marking plan which was abandoned recently in favor of a private label sales program.

As a result gross profit for the three months ended March 31, 2000 decreased to $10,092 or 44.2% of sales from $22,533 or 66.4% of sales for the three months ended March 31, 1999.

Management anticipates that sales will increase in future quarters as re-directed marketing efforts become effective.
These re-directed marketing efforts are anticipated to include:

* the Company's offer to provide private label opportunities to other companies;
*     the Company's plan to license its proprietary polymers; and
*     the commercial and retail sales of Safe4Hours.

The Company's operating expenses decreased to $572,539 for the three months ended March 31, 2000 from $761,215 for the three months ended March 31, 1999. This decrease in expenses was due to management's change in marketing focus from network marketing to private label sales.

The Company incurred marketing and selling expenses in the amount of $160,331 for the three months ended March 31, 2000 compared with $326,264 for the three months ended March 31, 1999.

The Company incurred general and administrative costs in the amount of $412,208 for the three months ended March 31, 2000 compared with $434,951 for the three months ended March 31, 1999.

Salaries and wages increased to $176,167 for the three months ended March 31, 2000, compared with $157,059 for the three months ended March 31, 1999. The increase of $19,108 in salaries and wages reflects the difference in salaries of personnel hired after the end of the first quarter 1999.

The Company anticipates that operating expenses will decrease slightly in the next quarter due to the departure of one employee that the Company does not plan to replace.

The Company's net loss decreased to $562,447 for the three months ended March 31, 2000 compared to $738,682 for the three months ended March 31, 1999. Overall this reduction of the net loss was generally the result of the cost savings realized by the Company's change in marketing focus.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $113,568 as of March 31, 2000, representing a decrease of $784,890 from cash as of December 31, 1999. During the quarter ended March 31, 2000, the Company used
$729,059 to pay off an unsecured loan. As of March 31, 2000, the Company does not have any outstanding loans payable.

The Company had accounts payable and accrued expenses in the amount of $138,737 as of March 31, 2000, compared to $289,382 as of March 31, 1999.

Cash used in operating activities for the three months ended March 31, 2000 was $527,581 compared to $1,577,515 for the three months ended March 31, 1999. This difference is primarily attributable to a pre-payment on the Company's royalty agreement to Bruce Jezior and Jazior Laboratory Group Inc. of 500,000 shares at a deemed price of $2 per share.

Cash used in investing activities for the three months ended
March 31, 2000 and 1999, was $27,383 and $203,711, respectively.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations as the Company's present revenues are insufficient to meet operating expenses. The Company anticipates spending approximately $1,125,000 over the next nine month period in pursuing its plan of operations. Of this amount, we anticipate that $562,500 will be realized from operating revenues, after deduction of costs of goods sold, and existing cash reserves, and $562,500 will be raised by additional debt or equity financing.

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward-looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

PART II - OTHER INFORMATION

Item 1.		Legal Proceedings

There are no legal proceedings pending or threatened against the Corporation.

Item 2. 	Changes in Securities and Use of Proceeds

The Company issued a total of 249,033 shares of the Company's common stock during the period from January 1, 2000 to March 31, 2000, the period covered by this report.

Of the shares issued, 206,000 were issued at a price of $2.25 to a total of 6 accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. The shares issued to the investors were

"restricted securities", as defined in the 1933
Act. The Company paid commissions to 3 parties in connection with the shares issued to the investors.

The Company also issued 37,333 shares of common stock to 3 employees upon the exercise of their stock options granted pursuant to the Company's incentive employee stock option plan. These shares were issued at prices of $1.50 and $2.50 per share, for a total purchase price of $88,000. These shares were registered by the Company's form S-8 filing with the Securities and Exchange Commission on December 15, 1999.

The Company issued 5,700 shares of common stock to a total of 57 eligible Independent Representatives of Skinvisible
International, Inc. as a contract settlement wherein the Independent Representatives terminated and rescinded an agreement between them and Skinvisible International, Inc.
These shares were marked "restricted" as issued.

Item 3.	Defaults Upon Senior Securities:  None

Item 4. 	Submission of Matters to a Vote of Security Holders:
None

Item 5.	Other Information:  None

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit 10 - Agreement with WDDC

Exhibit 27 - Financial Data Schedule

(b)	Reports on Form 8-K:  A report on form 8-K was filed
on May 3, 2000 to announce the resignation of Director
Jerry Hodge.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

Date:  May 18, 2000           By: /s/ Terry Howlett
                                 _________________________________
                                 Terry Howlett
                                 President