Form 10QSB
period 2000-06-30
SKINVISIBLE INC
filed 2000-08-14
CIK 1085277

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

      Commission File Number 0-25911

                          SKINVISIBLE, INC.
                          -----------------
  (Exact name of Small Business Issuer as specified in its charter)

Nevada                                         88-0344219
-------------------------------                ----------
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

    --------------------------------------------------------------
    (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
         11,702,033 shares of Common Stock as of June 30, 2000.
         ------------------------------------------------------

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                      PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2000 are included with this Form 10-QSB. The unaudited financial statements for the six months ended June 30, 2000 include:

(a)   Consolidated Balance Sheet as of June 30, 2000 and June 30, 1999;
(b) Consolidated Statement of Operations and Accumulated Deficit - Six months ended June 30, 2000 and June 30, 1999;
(c) Consolidated Statement of Changes in Shareholders' Equity - Six months ended June 30, 2000 and June 30, 1999;
(d) Consolidated Statement of Cash flows - Six months ended June 30, 2000 and June 30, 1999;
(e)   Notes to Consolidated Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         SKINVISIBLE, INC.
                         AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

                           JUNE 30, 2000

To the Board of Directors
Skinvisible, Inc. and Subsidiary
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries, as of June 30, 2000 and 1999 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the six months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Skinvisible, Inc.

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



Sarna & Company
Westlake Village, California
August 1, 2000

                 SKINVISIBLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET


                               ASSETS                        JUNE 30
                                                             -------
                                                        2000          1999
                                                        ------------------
Current Assets
  Cash                                            $   14,910    $   63,310
  Accounts Receivable                                 12,619         7,368
  Inventory                                          147,960       167,537
  Prepaid Expenses                                    11,550             0
  Prepaid License Fee                                 50,000        50,000
                                                  ----------    ----------
       Total Current Assets                          237,039       288,215
Property and Equipment
  Furniture and Equipment                            135,299        92,894
  Laboratory Build-Out                               314,633       306,048
                                                  ----------    ----------
    Total Property and Equipment                     449,932       398,942
    Less Accumulated Depreciation                    <84,908>      <34,208>
                                                  ----------    ----------
     Net Property and Equipment                      365,024       364,734
Other Assets - Exclusive Distribution Rights         200,000       200,000
             - Prepaid Royalty                     1,000,000     1,000,000
             - Deposits                                  500         5,886
                                                  ----------    ----------
TOTAL ASSETS                                      $1,802,563    $1,858,835
                                                  ==========    ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    and Accrued Expenses                          $  122,369     $ 381,786
  Loan Payable                                       257,781       715,000
                                                  ----------    ----------
       Total Current Liabilities                     380,150     1,096,786
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    11,702,033 and 10,200,000 shares issued           11,702        10,203
  Additional paid in capital                       6,479,198     3,438,897
  Accumulated Deficit                             <5,068,487>   <2,687,051>
                                                  ----------    ----------
Total Stockholders' Equity                         1,422,413       762,049
                                                  ----------    ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $1,802,563    $1,858,835
                                                  ==========    ==========


                See Notes to Consolidated Financial Statements

                    SKINVISIBLE, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                            SIX MONTHS
                                                          ENDED JUNE 30
                                                        2000          1999
                                                        ------------------

Revenues                                          $   24,889    $   48,125

Cost of Sales
  Beginning Inventory                                149,150        47,530
  Purchases                                           14,742       136,153
                                                 -----------   -----------
     Total Available                                 163,892       183,683
  Less:  Ending Inventory                           <151,420>     <167,537>
         Sample Distribution                               0             0
                                                 -----------   -----------
Total Cost of Sales                                  <12,472>      <16,146>
                                                 -----------   -----------
Gross Profit                                          12,417        31,979
Operating Expenses                                  <930,813>   <1,453,590>
                                                 -----------   -----------
Loss Before Provision for Income Taxes              <918,396>   <1,421,611>

Provision for Income Taxes                                <0>           <0>
                                                 -----------   -----------
Net Loss                                            <918,396>   <1,421,611>

Accumulated Deficit, Beginning of Period          <4,150,091>   <1,265,440>
                                                 -----------   -----------
Accumulated Deficit, End of Period               $<5,068,487>  $<2,687,051>
                                                 ===========   ===========
Net Loss per Share                               $      <.08>  $      <.14>
                                                 ===========   ===========
Weighted Average Shares Outstanding               11,691,411    10,202,000
                                                 ===========   ===========


            See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            SIX MONTHS
                                                          ENDED JUNE 30
                                                        2000          1999
                                                        ------------------

Shares of Common Stock Issued:
  Beginning Balance                               11,453,000     8,200,000
    Issuance Pursuant to:
       Stock Offering                                206,000     1,500,000
       Royalty Payment Agreement                           0       500,000
       Stock Option Plan                              37,333         3,000
       Contract Settlements                            5,700             0
                                                 -----------   -----------
  Ending Balance                                  11,702,033    10,203,000
                                                 ===========   ===========

Common Stock Par Value
  Beginning Balance                              $    11,453   $     8,200
    Issuance Pursuant to:
       Stock Offering                                    206         1,500
       Royalty Payment Agreement                           0           500
       Stock Option Plan                                  37             3
       Contract Settlements                                6             0
                                                 -----------   -----------
  Ending Balance                                      11,702        10,200
                                                 -----------   -----------

Additional Paid in Capital
  Beginning Balance                                5,983,747       936,400
    Issuance Pursuant to:
       Stock Offering                                398,944     1,498,500
       Royalty Payment Agreement                           0       999,500
       Stock Option Plan                              87,963         4,497
       Contract Settlements                            8,544             0
                                                 -----------   -----------
  Ending Balance                                   6,479,198     3,438,897
                                                 -----------   -----------

Accumulate Deficit
  Beginning Balance                               <4,150,091>   <1,265,440>
  Net Loss                                          <918,396>   <1,421,611>
                                                 -----------   -----------
  Ending Balance                                  <5,068,487>   <2,687,051>
                                                 -----------   -----------
Total Stockholders' Equity                        $1,422,413   $   762,049
                                                 ===========   ===========

              See Notes to Consolidated Financial Statements

                   SKINVISIBLE, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                            SIX MONTHS
                                                          ENDED JUNE 30
                                                        2000          1999
                                                        ------------------
Cash Flows from Operating Activities:

   Net Loss                                      $  <918,396>  $<1,421,611>
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                   25,350        25,350
          <Increase> Decrease in:
           Accounts Receivable                        <4,067>       <2,953>
           Inventory                                   1,190      <120,007>
           Advances                                   <1,096>            0
           Other Assets - Prepaid Royalty                  0    <1,000,000>
                        - Prepaid Expenses           <11,550>       <5,886>
                        - Deposits                     5,011             0
           Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses                         22,455       258,063
                                                 -----------   -----------

     Net Cash Used by Operating Activities          <881,103>   <2,267,044>

Cash Flows from Investing Activities:

   Purchases of Property and Equipment               <27,383>     <274,922>

     Net Cash Used by Investing Activities           <27,383>     <274,922>
                                                 -----------   -----------
Cash Flows from Financing Activities:

   Payment of Loan Principal                        <470,762>      <10,000>
     Net Proceeds from the Issuance of
      Common Stock                                   495,700     2,504,500
                                                 -----------   -----------
     Net Cash Provided by Financing Activities        24,938     2,494,500
                                                 -----------   -----------
Net Increase <Decrease> in Cash                     <883,548>      <47,466>
Cash at Beginning of Period                          898,458       110,776
                                                 -----------   -----------

Cash at End of Period                              $  14,910   $    63,310
                                                 ===========   ===========
Supplemental Disclosure:
   Interest Paid                                   $   6,378   $    29,455
                                                 ===========   ===========


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

During 1999, the company also formed a subsidiary titled Skinvisible International, Inc. and Skinvisible Pharmaceuticals (Canada), Inc. On January 1, 2000 the Company decided to discontinue operations of its subsidiary, Skinvisible International, Inc.

On April 20, 2000, the Company formed a subsidiary titled Safe4Hours, Inc.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Skinvisible, Inc. and it's subsidiaries, Skinvisible Pharmaceutical, Inc., and Skinvisible Pharmaceuticals (Canada), Inc. All material intercompany balances have been eliminated.

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. All reported amounts are in US dollars.

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

Pro Forma Compensation Expense
------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. Stock options issued by SKVI carry exercise prices in excess of prices that shares can currently be purchased for. Accordingly, no pro forma compensation expense is reported in these financial statements with the exception of the expense recorded on the exercise of options on 37,333 shares during the period ended June 30, 2000.

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

                 SKINVISIBLE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended June 30, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - LOAN PAYABLE
---------------------

During the period ended June 30, 2000 the Company had an unsecured loan payable bearing an interest rate of 10% per annum. During the quarter ended March 31, 2000, the Company used approximately $725,000 to pay off loans that were outstanding as of December 31, 1999. The Company has since obtained additional loans to finance its operations. As of June 30, 2000, the Company has outstanding loans payable with interest in the amount of $257,781.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------

The company leases 8556 square feet of manufacturing and office space under a non-cancelable operating lease. This operating lease terminates on April 14, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $6464 per month with annual increases of 3%.

Future annual minimum rental commitments are as follows:

                        Year
                        ----
                        2000    $  76,848
                        2001    $  78,935
                        2002    $  26,540

                 SKINVISIBLE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES - CONTINUED
--------------------------------------------------

Litigation
----------

The Company has been served as a defendant in a lawsuit case involving S&S PARTNERS, JAZOR LABORATORY GROUP, INC./BRUCE JEIZOR, and MANLOE, INC./ROGER HOCKING; however, the Company is of the opinion that the facts in relation to Skinvisible, Inc. are misrepresented and that Skinvisible, Inc. should not be a party to this litigation. In the event that Skinvisible is affected by this lawsuit, the Company does not believe that the outcome will have any material financial impact.

Licensing, Royalty and Consulting Agreements
--------------------------------------------

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determines will enhance the Company's ability to market innovative products in a competitive field.

At June 30, 2000, the company has future royalty payment commitments totaling approximately $844,000.

NOTE 5 - STOCK OPTIONS
----------------------

During the period ended June 30, 2000 the Company had outstanding stock options with exercise prices ranging from $1.50 to $4.00 per share, as incentives for employee and consultant performance. Options on 1,141,167 shares of common stock were outstanding at June 30, 2000. The exercise of any or all of these options would cause reported losses per share to decrease.

Item 2.	  Management's Discussion and Analysis of
Financial Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is in the business of developing, manufacturing, licensing and selling antimicrobial skin protection products and topical delivery technology designed to form a skin barrier that provides persistent activity against a broad spectrum of pathogens and aids in reducing contact infection and cross-contamination. The Company's products are also designed to promote healthy skin, condition the hands and assist in reducing dryness, irritation and chapping as well as Occupational Hand Disease. The Company has completed the development of its products and has commenced limited production and sales. The Company continues to research and develop potential additional products.

In January 2000, the Company's wholly owned subsidiary
Skinvisible Pharmaceuticals, Inc., filed a patent application for its topical delivery technology.

During the quarter ended March 31, 2000, the Company completed clinical laboratory tests for a new antibacterial hand sanitizer. This new product will be marketed under the name Safe4Hours to commercial and retail outlets by the Company's newly formed, wholly owned subsidiary, Safe4Hours, Inc. The Company developed this new antibacterial hand sanitizer to meet perceived market demand for a sanitizer that offers longer-term protection without drying out the skin. Most other products on the market contain alcohol, which dry the skin and must be reapplied after each hand washing. Safe4Hours is alcohol-free and has persistent anti-microbial activity that can last for up to 4 hours regardless of repeated hand washing.

Skinvisible Pharmaceuticals signed two new agreements dated February 3, 2000 with British Columbia based network marketer, Essentially Yours Industries Corp. ("EYI") that replaced agreements signed in July 1999 with Essentially Yours and EYI International Limited for product distribution. Under the new agreements, EYI will purchase the Company's proprietary polymer base composition and acquire a license to manufacture and sell a private line of antimicrobial skin protector products utilizing the Company's patent-pending topical delivery technology. The terms of the license allows EYI to use the Company's delivery technology in developing other products beyond the antimicrobial skin protectant. This move is consistent with the Company's long-term strategy of focusing on its core topical delivery system technology.

The Company's wholly owned subsidiary, Skinvisible
Pharmaceuticals (Canada), Inc., entered into an agreement dated April 14, 2000 with Alberta-based Western Drug
Distribution Center Limited ("WDDC") whereby Skinvisible will sell its Medical Formula anti-microbial skin care lotion to WDDC, who in turn will retail the product to over 900 member and non-member veterinarian clinics in Western
Canada.

The Company received its Canadian import license on April
18, 2000.

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 2000 decreased to $24,889 from $48,125 for the six months ended June 30, 1999. This decrease in sales was due to the Company's change in marketing focus at the beginning of the year. In 1999, the Company's marketing efforts were focused around a network-marketing plan that was abandoned in favor of a private label sales program as well as licensing of its proprietary polymers and topical delivery system technology.

As a result, gross profit for the six months ended June 30, 2000 decreased to $12,417 or 49.9% of sales from $31,979 or 66.4% of sales for the six months ended June 30, 1999.

Management anticipates that sales will increase in future quarters as re-directed marketing efforts become effective.
These re-directed marketing efforts are anticipated to include:

* the Company's offer to provide private label sales opportunities to other companies;
*     the Company's plan to license its proprietary polymers;
      and
*     the commercial and retail sales of Safe4Hours.

The Company's operating expenses decreased to $930,813 for the six months ended June 30, 2000 from $1,453,590 for the six months ended June 30, 1999. This decrease in expenses was due to management's change in marketing focus. The
Company incurred marketing and selling expenses in the amount of $237,254 for the six months ended June 30, 2000 compared with $673,885 for the six months ended June 30, 1999.

The Company incurred general and administrative costs in the amount of $693,559 for the six months ended June 30, 2000 compared with $779,705 for the six months ended June 30, 1999.

Salaries and wages increased to $322,947 for the six months ended June 30, 2000, compared with $319,952 for the six months ended June 30, 1999.

The Company's net loss decreased to $918,396 for the six months ended June 30, 2000 compared to $1,421,611 for the six months ended June 30, 1999. Generally, the reduction in the net loss was the result of the cost savings realized by the Company's change in marketing focus.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $14,910 as of June 30, 2000, representing a decrease of

$883,548 from cash as of December 31, 1999. During the six months ended June 30, 2000 the Company used $729,059 to pay off an unsecured loan. The Company has outstanding loans payable with interest in the amount of $257,781 as of June 30, 2000.

The Company had accounts payable and accrued expenses in the amount of $122,369 as of June 30, 2000, compared to $381,786 as of June 30, 1999.

Cash used in operating activities for the six months ended
June 30, 2000 was $881,103 compared to $2,267,044 for the
six months ended June 30, 1999. This difference is primarily attributable to a pre-payment on the Company's royalty agreement to Bruce Jezior and Jazior Laboratory
Group, Inc. of 500,000 shares at a deemed price of $2 per share in February 1999.

Cash used in investing activities for the six months ended
June 30, 2000 and 1999, was $27,383 and $274,922,
respectively.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. The Company anticipates spending approximately $895,000 over the next six-month period in pursuing its plan of operations. Of this amount, the Company anticipates that $432,000 will be realized from operating revenues, after deduction of costs of goods sold, and existing cash reserves, and $463,000 will be raised by additional debt or equity financing.


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company has been served as a defendant in a lawsuit case involving S&S Partners, Jazor Laboratory Group, Inc./Bruce Jeizor, and Manloe, Inc./Roger Hocking; however, management is of the opinion that the action in relation to the Company is immaterial.

Item 2.     Changes in Securities and Use of Proceeds

The Company issued a total of 249,033 shares of the Company's common stock during the period from January 1, 2000 to June 30, 2000, the period covered by this report.

Of the shares issued, 206,000 were issued at a price of $2.25 to a total of 6 accredited investors pursuant to Rule
506 of Regulation D of the 1933 Act. The shares issued to the investors were "restricted securities", as defined in the 1933 Act. The Company paid commissions to 3 parties in connection with the shares issued to the investors.

The Company issued 37,333 shares of common stock to 3 employees upon the exercise of their stock options granted pursuant to the Company's incentive employee stock option plan. These shares were issued at a price of $1.50 to $2.50 per share, for a total purchase price of $88,000.

The Company issued 5,700 shares of common stock to a total of 57 eligible Independent Representatives of Skinvisible
International, Inc. as a contract settlement wherein the Independent Representatives terminated and rescinded an agreement between them and Skinvisible International, Inc.

The Company is currently in the process of completing a private offering of shares of common stock with warrants.
The selling period for this offering began on July 1, 2000 and will continue until September 1, 2000. The securities offered consist of a maximum of 3,000,000 shares of common stock of the Company sold at a purchase price of $0.40 US per share. Every two shares of common stock sold will come with a warrant giving the holder the right to purchase another share of common stock within a one year period at a price of $0.60 US per share or after the first year but before the end of the second year at a price of $1.00 per share. As of July 28, 2000, the Company has received funds for the subscription of 500,000 shares.

Item 3.     Defaults Upon Senior Securities:  None

Item 4.     Submission of Matters to a Vote of Security
            Holders:  None

Item 5.     Other Information:  Resignation of Directors

During the six months ended June 30, 2000, the following officers or directors resigned their positions with the
Company:

Director/Officer        Position Held     Date of Resignation
----------------        -------------     -------------------
Jerry M. Hodge		Director          April 18, 2000
Howard Thomson          Director,         July 31, 2000
                        Sec. Treas.

The Company has not replaced these officers or directors.

Item 6.     Exhibits and Reports on Form 8-K.

(a)    Exhibits

       Exhibit - Financial Data Schedule

(b) Reports on Form 8-K: A report on form 8-K was filed on May 3, 2000 to announce the resignation of Director Jerry Hodge.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

Date: August 14, 2000    By: /s/ Terry Howlett
                             ------------------
                             Terry Howlett
                             President