Form 10QSB
period 2000-09-30
SKINVISIBLE INC
filed 2000-11-14
CIK 1085277

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

      Commission File Number 0-25911

                          SKINVISIBLE, INC.
                          -----------------
   (Exact name of Small Business Issuer as specified in its charter)

Nevada                                      88-0344219
------                                      ----------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,102,033 shares of Common Stock as of October 31, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                    PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2000 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended September 30, 2000 include:

(a)   Consolidated Balance Sheet as of September 30, 2000 and
      September 30, 1999;
(b) Consolidated Statement of Operations and Accumulated Deficit - Nine months ended September 30, 2000 and September 30, 1999;
(c) Consolidated Statement of Changes in Shareholders' Equity - Nine months ended September 30, 2000 and September 30, 1999;
(d)   Consolidated Statement of Cash flows - Nine months ended
      September 30, 2000 and September 30, 1999;
(e)   Notes to Consolidated Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          SKINVISIBLE, INC.
                          AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 2000

To the Board of Directors
Skinvisible, Inc. and Subsidiaries
Las Vegas, Nevada

We have reviewed the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries, as of September 30, 2000 and 1999 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the nine months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Skinvisible, Inc.

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



Sarna & Company
Westlake Village, California
November 6, 2000

               SKINVISIBLE, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET


                           ASSETS                            SEPT 30
                                                             -------
                                                       2000           1999
                                                       -------------------
Current Assets
  Cash                                           $  176,129     $   52,668
  Accounts Receivable                                 6,688         55,165
  Inventory                                         146,451        148,150
  Prepaid Expenses                                   15,500              0
  Prepaid License Fee                                50,000         50,000
                                                 ----------      ---------
     Total Current Assets                           394,768        305,983
Property and Equipment
  Furniture and Equipment                           135,299        139,468
  Laboratory Build-Out                              323,518        277,806
                                                 ----------      ---------
     Total Property and Equipment                   458,817        417,274
     Less Accumulated Depreciation                  <97,583>       <46,883>
                                                 ----------      ---------
      Net Property and Equipment                    361,234        370,391
Other Assets - Exclusive Distribution Rights        200,000        200,000
             - Prepaid Royalty                    1,000,000      1,000,000
             - Deposits                                 725          6,286
                                                 ----------      ---------

TOTAL ASSETS                                     $1,956,727     $1,882,660
                                                 ==========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    and Accrued Expenses                         $   52,325     $  519,942
      Loan Payable                                  247,651      1,212,675
                                                 ----------     ----------
     Total Current Liabilities                      299,976      1,732,617
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    13,377,033 and 10,209,000 shares issued          13,377         10,209
  Additional paid in capital                      7,087,523      3,447,891
  Accumulated Deficit                            <5,444,149>    <3,308,057>
                                                 ----------     ----------
Total Stockholders' Equity                        1,656,751        150,043
                                                 ----------     ----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $1,956,727     $1,882,660
                                                 ==========     ==========


            See Notes to Consolidated Financial Statements

               SKINVISIBLE, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                           NINE MONTHS
                                                          ENDED SEPT 30
                                                       2000           1999
                                                       -------------------
Revenues                                         $   34,900     $  148,068

Cost of Sales
  Beginning Inventory                               149,150         47,530
  Purchases                                          23,854         40,518
                                                -----------    -----------
     Total Available                                173,004         88,048
  Less:  Ending Inventory                          <146,451>      <148,150>
         Sample Distribution                        <11,384>             0
                                                -----------    -----------
Total Cost of Sales                                 <15,169>       <60,102>
                                                -----------    -----------

Gross Profit                                         19,731         87,966
Operating Expenses                               <1,313,789>    <2,130,583>
                                                -----------    -----------
Loss Before Provision for Income Taxes           <1,294,058>    <2,042,617>

Provision for Income Taxes                               <0>            <0>
                                                -----------    -----------
Net Loss                                         <1,294,058>    <2,042,617>

Accumulated Deficit, Beginning of Period         <4,150,091>    <1,265,440>
                                                -----------    -----------
Accumulated Deficit, End of Period              $<5,444,149>   $<3,308,057>
                                                ===========    ===========
Net Loss per Share                              $      <.11>   $      <.20>
                                                ===========    ===========
Weighted Average Shares Outstanding              12,047,729     10,207,000
                                                ===========    ===========



              See Notes to Consolidated Financial Statements

                SKINVISIBLE, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           NINE MONTHS
                                                          ENDED SEPT 30
                                                       2000           1999
                                                       -------------------
Shares of Common Stock Issued:
  Beginning Balance                              11,453,000      8,200,000
    Issuance Pursuant to:
      Stock Offering                              1,831,000      1,500,000
      Royalty Payment Agreement                           0        500,000
      Stock Option Plan                              37,333          9,000
      Contract Settlements                           55,700              0
                                                -----------    -----------
  Ending Balance                                 13,377,033     10,209,000
                                                ===========    ===========

Common Stock Par Value
  Beginning Balance                             $    11,453    $     8,200
    Issuance Pursuant to:
      Stock Offering                                  1,831          1,500
      Royalty Payment Agreement                           0            500
      Stock Option Plan                                  37              9
      Contract Settlements                               56              0
                                                -----------    -----------
Ending Balance                                       13,377         10,209
                                                -----------    -----------

Additional Paid in Capital
  Beginning Balance                               5,983,747        936,400
    Issuance Pursuant to:
      Stock Offering                                982,269      1,498,500
      Royalty Payment Agreement                           0        999,500
      Stock Option Plan                              87,963         13,491
      Contract Settlements                           33,544              0
                                                -----------    -----------
Ending Balance                                    7,087,523      3,447,891
                                                -----------    -----------

Accumulate Deficit
  Beginning Balance                              <4,150,091>    <1,265,440>
  Net Loss                                       <1,294,058>    <2,042,617>
                                                -----------    -----------
  Ending Balance                                 <5,444,149>    <3,308,057>
                                                -----------    -----------
Total Stockholders' Equity                       $1,656,751    $   150,043
                                                ===========    ===========

              See Notes to Consolidated Financial Statements

                  SKINVISIBLE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                                                           NINE MONTHS
                                                          ENDED SEPT 30
                                                       2000           1999
                                                       -------------------
Cash Flows from Operating Activities:

  Net Loss                                      $<1,294,058>   $<2,042,617>
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
      Depreciation                                   38,025         38,025
       <Increase> Decrease in:
        Accounts Receivable                           1,195        <50,130>
        Inventory                                     2,699       <100,620>
        Advances                                       <427>          <620>
        Other Assets - Prepaid Royalty                    0     <1,000,000>
                     - Prepaid Expenses             <15,500>        <6,286>
                     - Deposits                       4,786              0
        Increase <Decrease> in:
        Accounts Payable and
          Accrued Expenses                          <40,719>       396,220
                                                -----------    -----------
  Net Cash Used by Operating Activities          <1,303,999>    <2,766,028>

Cash Flows from Investing Activities:

  Purchases of Property and Equipment               <36,268>      <293,254>
                                                -----------    -----------
    Net Cash Used by Investing Activities           <36,268>      <293,254>

Cash Flows from Financing Activities:

  Payment of Loan Principal                        <487,762>       487,674
  Net Proceeds from the Issuance of
    Common Stock                                  1,105,700      2,513,500
                                                -----------    -----------
    Net Cash Provided by Financing Activities       617,938      3,001,174
                                                -----------    -----------

Net Increase <Decrease> in Cash                    <722,329>       <58,108>
Cash at Beginning of Period                         898,458        110,776
                                                -----------    -----------

Cash at End of Period                           $   176,129    $    52,668
                                                ===========    ===========

Supplemental Disclosure:
  Interest Paid                                 $    13,584    $    68,258
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

Skinvisible, Inc. and its subsidiaries, (collectively referred to as the "Company" or "SKVI") is focused on the development and manufacture of innovative topical polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Skinvisible's antibacterial/antimicrobial hand sanitizer formulations, developed for private label commercialization opportunities, offer skincare solutions for the healthcare, food service, industrial, cosmetic and salon industries, as well as for personal use in the retail marketplace. The Company maintains manufacturing, executive and sales offices at Las Vegas, Nevada.

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

On April 20, 2000, the Company formed a subsidiary titled Safe4Hours, Inc.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of Skinvisible, Inc. and it's subsidiaries, Skinvisible Pharmaceutical, Inc., Skinvisible Pharmaceuticals (Canada), Inc., and Safe4Hours, Inc. All material intercompany balances have been eliminated.

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

Pro Forma Compensation Expense
------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements with the exception of the expense recorded on the exercise of options on 37,333 shares during the period ended September 30, 2000.

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

                SKINVISIBLE, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended September 30, 2000 and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - LOAN PAYABLE
---------------------

During the period ended September 30, 2000 the Company had an unsecured loan payable bearing an interest rate of 10% per annum. During the quarter ended March 31, 2000, the Company used approximately $725,000 to pay off loans that were outstanding as of December 31, 1999. The Company has since obtained additional loans to finance its operations. As of September 30, 2000, the Company has outstanding loans payable with interest in the amount of $247,651.

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

                        Year
                        2000    $  76,848
                        2001    $  78,935
                        2002    $  26,540

             SKINVISIBLE, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES - CONTINUED
--------------------------------------------------

Litigation
----------

In July 2000, the Company was served as a defendant in a lawsuit case involving S&S PARTNERS, JAZOR LABORATORY GROUP, INC./BRUCE JEIZOR, and MANLOE, INC./ROGER HOCKING; however, the Company was of the opinion that the facts in relation to Skinvisible, Inc. were misrepresented and that Skinvisible, Inc. should not have been a party to this litigation. A hearing for the case was held on November 3, 2000 and the case was dismissed.

Licensing, Royalty and Consulting Agreements
--------------------------------------------

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determines will enhance the Company's ability to market innovative products in a competitive field.

At September 30, 2000, the company has future royalty payment commitments totaling approximately $826,000.

NOTE 5 - STOCK OPTIONS
----------------------

During the period ended September 30, 2000 the Company had outstanding stock options with exercise prices ranging from $0.50 to $1.00 per share, as incentives for employee and consultant performance. Options on 2,104,000 shares of common stock were outstanding at September 30, 2000. The exercise of any or all of these options would cause reported losses per share to decrease.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is in the business of developing, manufacturing, licensing and marketing its innovative topical polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions.

The Company's line of antibacterial/antimicrobial skin protection formulations are designed to form a skin barrier that provides persistent activity against a broad spectrum of pathogens and aids in reducing contact infection and cross-contamination. These products are also designed to promote healthy skin, condition the hands and assist in reducing dryness, irritation and chapping as well as Occupational Hand Disease.

During the quarter ended March 31, 2000, the Company completed clinical laboratory tests for its new Safe4HoursT Antibacterial Hand Sanitizer. This new product will be marketed to commercial and retail outlets by the Company's newly formed, wholly owned subsidiary, Safe4Hours, Inc. The Company developed this new antibacterial hand sanitizer to meet perceived market demand for a sanitizer that offers longer-term protection without drying out the skin. Most other products on the market contain alcohol, which dry the skin and must be reapplied after each hand washing. Safe4HoursT is alcohol-free and has persistent antibacterial / anti-microbial activity that can last for up to 4 hours regardless of repeated hand washing. In October 2000, the Company commenced test marketing Safe4HoursT in 250 General Nutrition Centers (GNC) across the United States. Skinvisible is also actively pursuing private label commercialization opportunities for its antibacterial/antimicrobial hand sanitizer formulations, which offer skincare solutions for the healthcare, food service, industrial, cosmetic and salon industries, as well as for personal use in the retail marketplace.

The Company continues to research and develop potential new products for applications within the cosmetic, personal skincare, over-the-counter and pharmaceutical industries.

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

On August 30, 2000 the Company entered into an investment-banking agreement with Berthel Fisher & Company Financial Services, Inc. (BFC) an Iowa Corporation.
The initial term of the agreement is for six months, however; the parties may by mutual agreement, extend the period for an additional ninety days. BFC proposes to raise equity financing by selling the Company's securities through private placement in the fourth quarter of 2000.

RESULTS OF OPERATIONS

Net sales for the nine months ended September 30, 2000 decreased to $34,900 from $148,068 for the nine months ended September 30, 1999. This decrease in sales was due to the Company's change in marketing focus at the beginning of the year. In 1999, the Company's marketing efforts were focused around a network-marketing plan that was abandoned in favor of a private label sales program, commercial and retail sales of its Safe4HoursT brand antibacterial hand sanitizer, as well as licensing of its proprietary polymers and topical delivery system technology.

During this transition in marketing focus, gross profit for the nine months ended September 30, 2000 decreased to $19,731 or 56.5% of sales from $87,966 or 59.4% of sales for the nine months ended September 30, 1999.

Management hopes that sales will increase in future quarters as re-directed marketing efforts become effective. These re-directed marketing efforts are anticipated to include:

*     the Company's plan to sell its proprietary polymers;
      and/or license its technologies;
* the Company's offer to provide private label sales opportunities to other companies;
*     the commercial and retail sales of Safe4Hours tm

The Company's operating expenses decreased to $1,313,789 for the nine months ended September 30, 2000 from $2,130,583 for the nine months ended September 30, 1999. This decrease of approximately 38.34% in expenses was due to management's change in marketing focus. The Company incurred marketing and selling expenses in the amount of $387,062 for the nine months ended September 30, 2000 compared with $724,037 for the nine months ended September 30, 1999.

The Company incurred general and administrative costs in the amount of $926,727 for the nine months ended September 30, 2000 compared with $1,405,546 for the nine months ended September 30, 1999. These general and administrative costs included professional fees in the amount of $224,358 for the nine months ended September 30, 2000, and $413,470 for the nine month period ending September 30, 1999.

Also included in the general and administrative costs were salaries and wages which decreased to $451,556 for the nine months ended September 30, 2000, compared with $534,739 for the nine months ended September 30, 1999.

The Company's net loss decreased to $1,294,058 for the nine months ended September 30, 2000 compared to $2,042,617 for the nine months ended Sept 30, 1999. Generally, the reduction in the net loss was the result of the cost savings realized by the Company's change in marketing focus.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $176,129 as of September 30, 2000, representing a decrease of $722,329 from cash as of December 31, 1999. During the nine months ended September 30, 2000 the Company used $769,059 to pay off an unsecured loan. The Company has outstanding loans payable with interest in the amount of $247,651 as of September 30, 2000.

The Company had accounts payable and accrued expenses in the amount of $52,325 as of September 30, 2000, compared to $519,943 as of September 30, 1999.

Cash used in operating activities for the nine months ended September 30, 2000 was $1,303,999 compared to $2,766,028 for the nine months ended September 30, 1999. This difference is primarily attributable to a pre-payment on the Company's royalty agreement to Bruce Jezior and Jazior Laboratory Group, Inc. of 500,000 shares at a deemed price of $2 per share in February 1999.

Cash used in investing activities for the nine months ended
September 30, 2000 and 1999, was $36,268 and $293,254,
respectively.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to a slower than anticipated penetration into the retail marketplace for its Safe4HoursT brand antibacterial hand sanitizer. The Company anticipates spending approximately $521,000 over the next three-month period in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $102,000 will be realized from operating revenues after deduction of costs of goods sold. Existing cash reserves as well as additional debt or equity financing will be needed to fund the balance.


PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

The Company had been served as a defendant in a lawsuit case involving S&S Partners, Jazor Laboratory Group, Inc./Bruce Jeizor, and Manloe, Inc./Roger Hocking; however, management was of the opinion that the action in relation to the Company was immaterial. A hearing for the case was held on November 3, 2000 and the case was dismissed.

Item 2.    Changes in Securities and Use of Proceeds

The Company issued a total of 1,924,033 shares of the Company's common stock during the period from January 1, 2000 to September 30, 2000, the period covered by this report.

Of the shares issued, 206,000 were issued at a price of $2.25 per share, and 1,625,000 were issued at a price of $0.40 per share to a total of 8 accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. The shares issued to the investors were "restricted securities", as defined in the 1933 Act. The Company paid commissions to 4 parties in connection with the shares issued to the investors.

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

Pursuant to an Investment Banking Agreement with Berthel
Fisher & Company Financial Services, Inc., 50,000 shares of restricted common stock were issued as part of an investment-banking fee.

The Company has completed a private offering that began on July 1, 2000. The securities sold consisted of a 2,350,000 shares of common stock of the Company sold at a purchase price of $0.40 US per share. 725,000 of these shares were issued subsequent to September 30, 2000. Every two shares of common stock were sold with a warrant giving the holder the right to purchase another share of common stock within a one year period at a price of $0.60 US per share or after the first year but before the end of the second year at a price of $1.00 per share.

Item 3.    Defaults Upon Senior Securities:  None

Item 4.    Submission of Matters to a Vote of Security Holders:  None

Item 5.    Other Information:  Resignation of Directors

During the current fiscal year, the following officers or directors resigned their positions with the Company:

Director/Officer     Position Held             Date of Resignation
----------------     -------------             -------------------
Jerry M. Hodge       Director                  April 18, 2000
Howard Thomson       Director, Sec. Treas.     July 31, 2000
Anthony St. John     Director                  October 31, 2000

The Company replaced two of these directors with the election of Mr. Jan Mellegers of Amsterdam and Ms. Carol
Patterson Neves of New York at the Company's board meeting held on October 31, 2000.

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


SKINVISIBLE, INC.

                                    /s/ Terry Howlett
Date:  November 13, 2000       By:	____________________________
                                    Terry Howlett
                                    President