Form 10KSB
period 2000-12-31
SKINVISIBLE INC
filed 2001-04-02
CIK 1085277

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-KSB

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended December 31, 2000

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from __________ to __________

Commission File Number 0-25911

                             SKINVISIBLE, INC.
                             -----------------
      (Exact name of Small Business Issuer as specified in its charter)

Nevada                                            88-0344219
- --------------------------------                  -----------
(State or other jurisdiction of                  (IRS Employer
incorporation)                                   Identification No.)

            6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120
                       Address of principal executive offices)

                                 702-433-7154
                                 ------------
                         (Issuer's telephone number)

(Former name, former address and former fiscal year if changed since last report)

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part iii of this Form 10-KSB or any amendment to the Form 10-KSB. [   ]

Revenues for 2000 were $37,629

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of February 28, 2001 is $4,797,851.

The number of shares of the issuer's Common Stock outstanding as of February 28, 2001 is 14,382,033

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

Skinvisible, Inc. (the "Company") is focused on the development and manufacture of innovative topical polymer-based delivery systems and technologies, incorporating its proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. The Company's primary marketing objectives are to license its technologies and/or sell its delivery systems to provide enhanced product performance for established brand manufacturers and providers of prescription and over-the-counter ("OTC") skincare products. The Company's technologies, polymer-based delivery systems and finished product formulations have broad industry applications within the pharmaceutical, OTC, health & beauty, and cosmetic markets. Proven or potential applications identified to date include antimicrobial hand sanitizers, sunscreens, anti-fungals, insect repellents, topically applied pharmaceutical and OTC skincare products, cosmetic creams/lotions, and lip-care.

Under its long-term strategy, the Company intends to direct its ongoing energies and resources towards:

- -  Actively expanding its polymer-based delivery system technologies;
- - Advancing research and development for topical skincare applications and opportunities as identified;
- - Maximizing efforts for the licensing of its technologies and sale of its delivery systems for topically administered prescription, over-the-counter, cosmetic and personal care products.

The Company's shorter term strategy includes marketing and sale of its antibacterial/antimicrobial skin care sanitizers (U.S.) and antibacterial skin protector/antiseptic skin cleanser (Canada) under the trade name Safe4Hours, as well as offering private label business opportunities for these formulations for applications within the retail, medical and food service industries. It may also offer private label opportunities for its recently developed and clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph
requirements.   The Company's hand sanitizer formulations are designed
to provide persistent activity against a broad spectrum of bacteria, and aid in reducing cross-contamination. They are alcohol free, moisturize the skin, and feature the ability to provide up to 4 hours of protection per application, even when frequent hand washing occurs during that time. Such benefits offer significant advantages over existing instant hand sanitizers sold in the retail and commercial marketplace that contain alcohol (which dries the skin) and must be reapplied after each hand washing.

Results of Research on the Company's Products

The Company, through its wholly owned subsidiary Skinvisible Pharmaceuticals, Inc. ("SPI"), conducts testing of its delivery systems and formulations through FDA-registered independent laboratories with extensive qualifications for carrying out investigative product studies, utilizing protocols incorporating Good Lab Practice and Good Clinical Practice ("GLP/GCP") standards. Such testing validates the Company's own internal research and development activities and is used by the Company to obtain independent verification for marketing claims.

To date the Company has tested its antibacterial/antimicrobial formulations, utilizing the active ingredient Triclosan 1%, for Persistence (Duration of Action); Adherence to Skin's External Surface; Desorption Studies;

Atomic Force Microscopy; Permeation Studies; Safety & Skin Sensitivity; Skin Moisturizing Ability; Antimicrobial Efficacy; Toxicology; and Product Stability & Aged Product Bio-Activity.

The focus of the Company's ongoing research and development will be directed at expanding its polymer-based delivery systems and related technologies for topically administered skincare applications. At the heart of the Company's delivery systems and related technologies is its proprietary process for combining water soluble and insoluble polymers to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, or other organic solvents, and to hold these active ingredients in close contact with the skin for extended periods of time. Its delivery systems and product ormulations have the ability to bond active ingredients to the skin for up to four hours. They are non-occlusive and allow for normal skin respiration and perspiration while moisturizing and protecting against exposure from a wide variety of environmental irritants. The "invisible" polymer formulations wear off as part of the natural exfoliation process of the skin's outer layer cells.

The Company's polymer-based delivery systems act as delivery vehicles for a variety of active agents. Its antibacterial/antimicrobial hand sanitizer spray and lotion formulations are manufactured with 1% Triclosan as the active agent, and are marketed in accordance with the Food and Drug Administration's (FDA) guidelines under the OTC Healthcare Antiseptic Tentative Final Monograph in the U.S. and under Health Canada's Drug Identification monograph system in that country. The Company selected 1% Triclosan as the active ingredient for the hand sanitizer / skin protector products as it provides a broad spectrum of bactericidal activity with a long history of safe usage and a benign toxicological profile.

In 2000, the Company's wholly owned subsidiary Skinvisible
Pharmaceuticals, Inc. filed a patent application for its polymer delivery system/process. The Company, however, can provide no assurance that this patent application will be approved or a patent will be issued.

In January 2001, clinical tests were performed by Suncare Research Laboratories in Memphis, TN revealing that the Company's sunscreen formula produced successful results which allow labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. Under the Monograph the labeled SPF (Sun Protection Factor) of a "Very Water Resistant" sunscreen product is the "largest whole number that is excluded by a 95% confidence interval for the mean SPF after 80 minutes of water immersion." The Company's sunscreen formulation incorporating its proprietary delivery system combines water soluble and insoluble polymers without requiring conventional sunscreen delivery ingredients such as petrolatum, silicones or waxes. This is anticipated to be a significant advantage for sunscreen providers, and accordingly the Company is actively pursuing major established sunscreen manufacturers for licensing of its technology and/or sale of its polymer-based delivery system.

The Company, through Skinvisible Pharmaceuticals, Inc., is planning additional research tests on its delivery system, exclusive of active agents. Studies are anticipated to include Acute Oral (FHSA), Repeat Insult Patch Testing, Primary Skin Irritation Testing, Photo-allergic & Photo-toxicity Tests, In-Vitro Ocular Irritation Test, and Preservation Testing.

The Company is currently investigating and undergoing internal research to demonstrate the capabilities of its polymer-based delivery system for the following skincare applications that have been identified in conjunction with established product manufacturers.

- -  acne treatment
- -  eczema and psoriasis treatment
- -  anti-fungal treatment (for athlete's foot)
- -  insect repellent

Marketing of any or all existing or identified products/applications is subject to the Company's ability to obtain funding to successfully implement its corporate strategies, to complete its planned research & development, and achieve positive results in laboratory and clinical tests to be undertaken by independent laboratories.

Corporate History and Subsidiaries

The Company is a Nevada corporation that was incorporated on March 5, 1998 under the name "Microbial Solutions, Inc.". On February 26, 1999, the Company filed an amendment to its articles of incorporation changing its corporate name to "Skinvisible, Inc."

The Company carries on its business through three wholly owned subsidiaries, as described below:
                         Date of
Name of Subsidiary  Incorporation    Jurisdiction of Incorporation
- ------------------- -------------- -----------------------------
Skinvisible
Pharmaceuticals, Inc. June 30, 1995; Nevada
(formerly Manloe Labs Inc.)

Safe4Hours, Inc.      April 20, 2000;Nevada

Skinvisible
Pharmaceuticals
(Canada) Inc.;        October 20, 1998;Canada (federal)

The Company's primary business activities, including all research, development and manufacturing of its products, are carried on through Skinvisible Pharmaceuticals, Inc. ("SPI"). The name of this subsidiary company was changed from "Manloe Labs Inc." to "Skinvisible Pharmaceuticals, Inc." effective February 22, 1999. Marketing and sales are also performed by SPI in the United States and Skinvisible Pharmaceuticals (Canada) Inc. ("SPCI") as applicable in Canada.

Acquisition of Skinvisible Pharmaceuticals, Inc.

The Company acquired SPI pursuant to a share purchase and sale agreement between the Company and Roger Hocking ("Hocking") (the "SPI Acquisition Agreement"). The Company acquired all of the issued and outstanding shares of SPI from Hocking in exchange for the payment to Hocking of $200,000 in cash and 275,000 restricted common shares of the Company. The closing of the acquisition of SPI was completed on March 31, 1998. The SPI acquisition agreement is attached as an exhibit to our form 10SB filing with the Securities Exchange Commission. There was no affiliation between Hocking and the Company or any of the directors or officers of the Company prior to the Company and Hocking entering into the SPI Agreement.

Manufacturing and Marketing License Agreement

On March 19, 1998, SPI entered into a Manufacturing and Marketing License Agreement (the "Manufacturing Agreement) with Jazor Laboratory Group, Inc. ("Jazor") and Bruce Jezior ("Jezior") whereby Jazor granted to SPI the exclusive right and license to manufacture, distribute, market and sell the products developed by Jazor. The products included proprietary polymer emulsions developed by Jazor known as Jatex 88 and Jazex 80 (the "Polymers") and the Viro Shield and Work Gluv product formulations developed by Jazor using the Polymers, together with any existing, current, or future products developed by Jazor or Jezior utilizing the Polymers or any and all modifications and variations thereof and products that may supercede and/or replace the Polymers, Viro Shield or Work Gluv (together, called the "Licensed Products"). Pursuant to the Manufacturing Agreement, SPI agreed to pay to Jazor a license fee equal to $50,000 upon execution of the Agreement and a royalty fee equal to the greater of $6,000 per month or 1.5% of the net revenues realized by SPI from the sales of the Licensed Products (the "Royalty Fees"). There was no affiliation between Jazor or Jezior and the Company, SPI or any of the officers, directors, principals or shareholders of the Company or SPI prior to SPI entering into the Manufacturing Agreement with Jazor and Jezior.

The Manufacturing Agreement provided that upon aggregate Royalty Fees equal to $2,000,000 having been paid by SPI to Jazor, SPI would have no further obligations to make any additional payments on account of the Royalty fees and Jazor would deliver to SPI all confidential information, including formulae, technical data, engineering specifications, and trade secrets necessary to enable SPI to manufacture all products that are the subject of the Manufacturing Agreement independently of Jazor.

On February 2, 1999, SPI entered into an amendment to the Manufacturing Agreement with Jazor and Jezior whereby the Company issued 500,000 restricted common shares at a deemed price of $2.00 per share to Jezior in consideration for the release of the proprietary polymer process and technology information licensed to the Company. The proprietary polymer process and technology information has been released to the Company and the shares have been issued to Jezior. In consideration for the issuance of the 500,000 shares pursuant to the amendment to the Manufacturing Agreement, Jazor and Jezior also agreed to reduce the maximum amount of Royalty Fees payable by the Company from $2,000,000 to $1,000,000. As of February 28, 2001, the Company has future royalty payments of approximately $802,000.

The manufacturing agreement and the February 2nd amendment are attached as exhibits to our form 10SB filing with the Securities and Exchange Commission.

Scientific Advisory Committee

The Company formed a Scientific Advisory Committee to advise its Board of Directors on research and development matters and scientific issues
relative to the Company's products.   The Company's Scientific
Advisory Committee currently consists of Professor Christaan Barnard, M.D., Dr. Jim Roszell, Ph.D., Dr. Claude Paul, L.D.S., D.M.D., and Bruce Jezior. Dr. Barnard is a world-renowned heart transplant specialist from South Africa who performed the world's first human heart transplant. Dr. Roszell, the Company's full-time Chemist, is a doctoral chemist with experience in product formulation, experimental design, analysis, and method validation. Bruce Jezior is the inventor of the proprietary Jatex/Jazex polymers. Dr. Paul, a resident of Switzerland, is a retired dental surgeon, noted for his international contributions to the field of oral surgery both as a practicing consultant in oral reconstruction as well as a visiting educator to European Universities.

Members of the Scientific Advisory Committee, with the exception of Dr. Roszell, the Company's Chemist, spend only a small portion of their business time on the Company's requirements. They are consulted by the Company on an as needed basis relative to research and development
matters.   Members of the Scientific Advisory Committee do not conduct any research or development activity for the Company's products. Research and development of the Company's products is carried on by the Company itself and through independent laboratories, as discussed above in the section titled - "Results of Research on the Company's Products."

Research and Development Expenditures

During the 1998, 1999, and 2000, fiscal years, SPI spent the following amounts on research and development activities:

Year Ended           Year Ended           Year Ended
December 31, 1998    December 31, 1999	December 31, 2000
- ----------------     -----------------    -----------------
$384,550                 $68,228              $68,626

As the Company was formed in 1998, there were no research and development expenditures from years prior to 1998.

Manufacturing of the Skinvisible Products

Manufacturing is performed by SPI at its facility at 6320 S. Sandhill Road, Unit #10, Las Vegas, Nevada 89120. The manufacturing process consists of the manufacture of proprietary polymer-based delivery systems or product formulations incorporating the delivery systems and additional ingredients including active agents for specific applications. The manufacturing process starts with the delivery system ingredients and other ingredients in accordance with the amounts and the process prescribed by the proprietary formula. The combined ingredients are heated to critical temperatures as required to complete the manufacturing of the final polymer delivery system or formulation. The product is ready for bottling once the final polymer delivery
system ingredients or product formulation has cooled.   Once
manufactured, the delivery system or product formulations utilizing it are stored on site pending shipment.

SPI has the capacity to produce approximately 500 gallons of compound/formulation product per day.

The various ingredients used for the Company's formulations are supplied by a number of different chemical manufacturers. The Company or SPI does not have any long-term contractual arrangements with any of its suppliers. Ingredients are available from alternate suppliers in the event that the Company is not able to obtain ingredients from its current suppliers.

Marketing Efforts to Date and Distribution Methods of the Products

The Company, through SPI, initially commenced marketing of its products through a network marketing program known as the "Net/Direct, Dual Compensation Plan", structured to provide various incentives to encourage independent businesses and individuals to sell and buy the Company's products or to make customer referrals. The Net/Direct Plan contemplated that independent businesses and individuals would earn commissions off their own sales and the sales of others they brought into the marketing program.

The Company decided to abandon implementation of an internal network-marketing program in June 1999 and to sell its products through a combination of distribution agreements and direct sales efforts. SPI signed agreements in July 1999 with British Columbia-based network marketer Essentially Yours Industries Corp. and EYI International Limited to distribute its skin protection products throughout North America and fourteen countries internationally for the personal consumer and small business marketplace. SPI also entered into an agreement with Aquastel Pacific Environmental Technology Limited for Hong Kong, Taiwan, Singapore, Malaysia and Thailand. Under this agreement, SPI granted Aquastel exclusive rights to these countries for a term of three years, subject to an eight-month cancellation clause and subject to Aquastel meeting certain minimum purchase requirements. SPI cancelled this agreement consistent with this cancellation provision on October 5, 1999.

SPI signed two new agreements dated February 3, 2000, with Essentially Yours Industries Corp. ("EYI") that replaced the July 1999 agreements with EYI and EYI International Limited for product distribution. Under the new agreements, a) SPI agreed to sell EYI its polymer-based delivery system as a formulation ingredient; and b) EYI acquired a license to manufacture and sell a private label line of antimicrobial skin protector products utilizing the Company's proprietary polymer delivery technology and antimicrobial product formula. The terms of the license also allow EYI to use the Company's delivery technology in developing other products beyond the antimicrobial skin protectant. This move was consistent with the Company's defined long-term strategy of focusing on its polymer-based delivery systems and related technologies for topically administered product applications. To date EYI has not proceeded with orders for the delivery system vehicle or with product manufacturing.

On April 18, 2000, the Company's wholly owned subsidiary SPCI received its Establishment License from Health Canada - Therapeutic Products Program - which allows it to import and distribute SPI's polymer-based delivery system product formulations in Canada. SPCI entered into a Warehouse & Distribution Agreement with Western Drug Distribution Center Limited ("WDDC"), whereby that company provides warehouse facilities and services in Edmonton, Alberta for SPCI's imported products, and acts on its behalf for Canadian product distribution requirements.

SPCI entered into a separate agreement dated April 14, 2000, with WDDC whereby it would sell its Medical Formula antimicrobial skin care protector to WDDC on a wholesale basis, and they in turn would retail the product to over 900 member and non-member veterinarian clinics in Western Canada. To date Canadian sales have been less than anticipated and the Company is pursuing new sales agent/broker agreements to stimulate veterinarian orders through WDDC and to pursue other sales and distribution avenues within medical and food service markets for its antibacterial skin protector lotion under the trade name Safe4Hours.

During the quarter ended March 31, 2000, the Company completed clinical laboratory tests for a new spray formulation of its brand name
Safe4Hours Antibacterial Hand Sanitizer.  On April 20, 2000, the
Company formed a subsidiary named Safe4Hours, Inc. for the purpose of marketing Safe4Hours products, initially targeting retail markets.

In October 2000, the Company commenced a retail test-marketing program for its Safe4Hours 2oz. spray formula in 250 corporate-owned outlets of North America's largest specialty retailer of vitamins and nutritional
supplements.   In February 2001, the program was discontinued by the
retailer due to the negative economic climate and a significant downturn in its overall sales. The Company has continued to pursue marketing efforts to the retailer's 1400 franchised stores through direct mail, telemarketing and email incentive programs. To date results from these retail programs have fallen well below anticipated volumes.

The Company is currently re-evaluating its short-term strategies, in particular the viability of directly pursuing the highly competitive retail market versus focusing on the pursuit of private label business opportunities with existing retail suppliers/distributors that may offer higher revenue potential and significantly less strain on the Company's resources.

The Company continues to pursue its primary long-term marketing objectives of licensing its delivery system technologies and/or selling its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets. In doing so, the Company presently relies on direct/internal sales efforts as well as a sales agent/broker network.

As part of its short-term strategy, the Company also continues to actively pursue private label business opportunities for its hand sanitizer and sunscreen formulations.

Onyx Consulting Partnership Strategic Business Analysis

In December of 1999, Onyx Consulting Partnership was retained to evaluate, in conjunction with senior management, the Company's products, marketing and business operations, and sales strategies. Onyx performed an independent assessment of the Company's products, research, and sales efforts, along with an industry/market review to assist in defining corporate strategies, assess potential markets and product applications, identify and assess competitors, and determine
additional research requirements.   From this joint evaluation process
and resulting recommendations, the Company has:

1. Established and implemented long and short term strategies; defined corporate focus and objectives for achieving corporate position and highest potential;
2. Analyzed market segments, product applications, and competitors (including analysis of competitive product(s);

3. Amended product labeling as required to comply with FDA requirements; repositioned antibacterial/antimicrobial hand sanitizer products under applicable FDA monograph guidelines;
4.  Accelerated short term product development and testing;
5. Hired a national sales director to evaluate and prioritize sales plans and activities.

Competition

In terms of its current focus and long-term strategy, the Company's primary products have been identified as the licensing of its polymer-based delivery system technologies and sale of its delivery systems as ingredients for topically administered finished product applications in the prescription, over-the-counter, cosmetic, and health & beauty
markets.    Market research undertaken to date has indicated that at
present there is reasonably limited competition for the Company's polymer-based delivery systems and related technologies; more specifically for delivery vehicles and technologies that offer the same performance capabilities for topically administered products. Two products and/or product developers identified as significant competitors have both been acquired by larger organizations during the past two years - in one case a competitive company was purchased by a significantly larger corporation who is presently utilizing the delivery system and technologies for internal finished product development; and in the second case, a competitive skincare delivery system and technology product was acquired by another company for continued marketing and sales purposes.

In terms of its short-term strategy for Safe4Hours antibacterial/antimicrobial hand sanitizers and private label business opportunities for the hand sanitizer formulations, it has been determined that the retail and commercial markets for hand care/instant hand sanitizers are highly competitive and dominated by large, established manufacturers. There are currently a number of products in the marketplace that make claims similar to the claims allowable for the Company's hand sanitizer products under the FDA's OTC Healthcare Antiseptic Tentative Final Monograph. In most cases, these products are offered by companies with well established and specialized distribution channels and significantly greater financial resources, thereby posing a strong competitive threat and creating a formidable barrier to the Company's direct entry into these markets.

In the medical and healthcare arena, the market is largely dominated by competitive instant hand sanitizer products such as Prevacare (Johnson & Johnson), Purell (GOJO Industries). Other identified competitive products in this arena include Pure Guard and BioShield.

Key Employees

The Company has 1 employee, its President and SPI employs 7 individuals. All employees of the Company and SPI are full-time employees.

Mr. Terry Howlett, President of the Company, is paid a salary of $10,000 per month. The Company also reimburses Mr. Howlett for expenses incurred in connection with his duties as President of the Company.

SPI has entered into an employment agreement dated March 31, 1998 with Mr. Roger Hocking (the "Hocking Agreement") whereby the services of Mr. Hocking as manager of manufacturing are provided to SPI. The Hocking Agreement has a three-year term expiring March 31, 2001. The Company pays to Hocking a salary of $6,000 per month, plus an automobile allowance of $400 per month. The employment agreement with Mr.
Hocking will not be renewed upon expiration.

Any growth in the number of employees will be largely dependent on the success of the Company's continuing sales efforts.

None of the employees of the Company or its subsidiaries are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years.

Government Approvals and Regulation

State and federal authorities, most notably the Federal Food and Drug Administration and the Federal Trade Commission, regulate the Company's products.

No specific application or formulary approval procedure is necessary for marketing a product in the United States, provided the product falls within the formula and allowable claims guidelines of the Monograph. The official procedure is to file with the FDA, who then provides a National Drug Code (NDC) number to the product. The NDC numbers applied to the Company's antibacterial/antimicrobial hand sanitizer products currently being sold are as follows:

Product Brand Name                 NDC Number
- --------------------------------   ---------------
Medical Formula                    NDC#63034-025
Food Service Formula               NDC#63034-035
Safe4Hours - Spray Formula         NDC#65644-061
Safe4Hours - Medical Formula       NDC#65644-025
Safe4Hours - Food Service Formula  NDC#65644-035

In Canada, the antimicrobial/antibacterial products are regulated by Health Canada - Therapeutic Products Program (Ministry of Health). Under the Canadian regulatory system, a company submits an application to Health Canada who reviews such application and the product through a review panel and issues a Drug Identification Number ("DIN") upon approval. Health Canada has assigned DIN # 02240020 to SPI for its Skinvisible Antiseptic Skin Cleanser/Antimicrobial Skin Protector Medical and Food service lotion formulas and, DIN # 02242246 for the Safe4Hours spray skin protector formula. SPI applied in March 2001 for a DIN number for its Safe4Hours antibacterial skin protector (lotion formula)

The Company is not subject to any significant or material environmental regulation in the normal operation of its business.


ITEM 2.	Description of Property

The Company's head office is located in premises leased by SPI at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120, where research & development, manufacturing, marketing and operational activities are carried on. The premises are comprised of 8,556 square feet of a mixed office and industrial facility, and are leased for a term of 4 years expiring on April 14, 2002. In connection with the lease arrangement, SPI is obligated to make rental payments of $6,464 per month with minimal annual increases of 3%. Future minimum rental commitments under the lease for this property are $78,935 for the year 2001, and $26,540 for the period from January 1, 2002 to April 14, 2002.

The Company does not lease or own any real estate or personal property, however; SPI leases its telephone systems and owns a number of personal property items, including certain manufacturing and laboratory equipment, computers, fax machines, office furniture and furnishings.


ITEM 3.	Legal Proceedings

In July 2000, the Company was served as a defendant in a lawsuit case involving S&S Partners, Jazor Laboratory Group, Inc./Bruce Jezior, and Manloe Labs, Inc./Roger Hocking; however, management was of the opinion that the action in relation to the Company was immaterial. A hearing for the case was held on November 3, 2000, and an order dismissing the case with prejudice was issued on March 19, 2001.

Currently, the Company is not party to any legal proceedings.
Management of the Company is not aware of any threatened legal proceedings that if successful against the Company, would have a materially adverse effect on the Company.


ITEM 4.	Submission of Matters to a Vote of Security Holders

The Company held its last Annual Shareholders Meeting on December 22, 1999. The meeting concerned the election of directors. All five of our directors were up for re-election and all were re-elected by the unanimous vote of the shareholders present or represented by proxy. The following was the result of the election of directors:

		      Votes   Votes   Votes                Broker
Nominee           For     Against Withheld Abstentions Non-Votes
- -------------  ---------- ------- -------- ----------	-------------
Terry Howlett     859,920     0       0          0            0

Jerry Hodge       859,920     0       0          0            0

Howard Thomson    859,920     0       0          0            0

Anthony St.John   859,920     0       0          0            0

Jost
Steinbruchel      859,920     0       0          0            0

No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 1999 or 2000.

The Company's next annual meeting of shareholders will be held sometime in April or May 2001.


                                 PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholders
Matters

Market Information

The shares of Skinvisible, Inc. are currently trading on the OTC
Bulletin Board under the stock symbol SKVI. The first day in which the Company's shares traded was January 8, 1999. The high and the low bids for the Company's shares for each quarter of actual trading were:

Quarter                 High               Low
- ----------			------		------
1st Quarter 1999        $5.25              $1.50
2nd Quarter 1999        $5.59              $4.00
3rd Quarter 1999        $5.25              $2.50

4th Quarter 1999        $3.69              $2.25
1st Quarter 2000        $4.13              $2.13
2nd Quarter 2000        $2.38              $0.44
3rd Quarter 2000        $1.06              $0.28
4th Quarter 2000        $1.25              $0.31

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of February 28, 2001, Skinvisible, Inc. had approximately 116 registered shareholders. The Company has never issued any dividends and is unlikely to do so in the near future. There are no legal restrictions on the Company's ability to pay dividends on its common stock.



Recent Sales of Unregistered Securities

The following is a list of equity securities sold by the Company within the past three years.

On March 20, 1998, the Company completed the issuance of 5,225,000 common shares to eighteen (18) persons at a deemed price of $0.001 per share pursuant to Section 4(2) of the Securities Act of 1933 (the "1933 Act") for services in connection with the formation of the business. All shares were issued to persons who were close friends and business associates of Mr. Terry Howlett, the sole director and officer of the Company as of March 20, 1998. Each shareholder provided services in connection with identifying, reviewing and evaluating a business opportunity of the company and negotiating the acquisition of the business. Each shareholder was either a sophisticated investor or an accredited investor. Each shareholder was given the opportunity to review the information available to the Company on SPI and its antimicrobial hand sanitizer business prior to our agreement to acquire SPI. All shares issued to the shareholders were "restricted securities", as defined in 1933 Act.

The Company completed the issuance of 275,000 shares of common stock to Mr. Roger Hocking on March 27, 1998 pursuant to Section 4(2) of the 1933 Act. The shares were issued to Mr. Hocking in consideration of the acquisition of SPI. All shares issued to Mr. Hocking were "restricted securities", as defined in the 1933 Act.

On April 30, 1998, the Company completed an offering of 2,000,000 shares of common stock at a price of $0.15 per share to a total of eleven (11) investors. The offering was completed pursuant to Rule 504 of Regulation D of the 1933 Act.

An offering of 700,000 common shares at a price of $1.00 per share was completed on May 29, 1998 to a total of fifty six (56) investors pursuant to 504 of Regulation D of the 1933 Act.

On March 8, 1999, the Company completed an offering of 1,500,000 common shares at a price of $1.00 per share to a total of four (4) accredited investors pursuant to Rule 504 of Regulation D of the 1933 Act.

On February 2, 1999 the Company completed the issuance of 500,000 shares of common stock at a deemed price of $2.00 per share to Mr. Bruce Jezior pursuant to Section 4(2) of the 1933 Act. The shares were issued to Mr. Jezior upon execution of the amendment to the manufacturing agreement. See Item 1. "Description of Business - Manufacturing and Marketing License Agreement". All shares issued to Mr. Jezior were "restricted securities", as defined in the 1933 Act.

The Company completed an offering of 1,450,000 common shares at a price of $2.25 per share on February 8, 2000, to a total of fifty seven (57) accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. All shares issued pursuant to this offering were "restricted securities", as defined in the 1933 Act. Skinvisible, Inc. also issued warrants for the purchase of 1,087,500 shares of common stock in this offering. The Company filed a registration statement using form S-8 to register these shares for resale. The Company paid commissions totaling $326,250 to 4 parties in connection with the completion of this offering;

On March 24, 2000, the Company issued 5,700 shares of common stock to a total of fifty seven (57) eligible Independent Representatives of Skinvisible International, Inc. as a contract settlement wherein the Independent Representatives terminated and rescinded an agreement between them and Skinvisible International, Inc.

Pursuant to an Investment Banking Agreement with Berthel Fisher &
Company Financial Services, Inc., 50,000 shares of restricted common stock were issued on September 29, 2000, as part of an investment-banking fee.

Skinvisible, Inc. completed an offering of 2,350,000 common shares at a price of $0.40 per share on October 24, 2000, to a total of five (5) accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. All shares issued pursuant to this offering were "restricted securities", as defined in the 1933 Act. Warrants were also issued for the purchase of 1,175,000 shares of common stock in this offering. The Company paid commissions totaling $90,000 to 2 parties in connection with the completion of this offering;

On February 27, 2001, the Company completed the issuance of 260,000 shares of the common stock at a price of $0.40 per share to a total of thirteen (13) accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. Skinvisible, Inc. also issued warrants for the purchase of 129,000 shares of the common stock. A commission in the amount of $10,400 was paid to 1 party in connection with the completion of this offering.

On March 29, 2001, as part of a loan conversion agreement, the Company issued 1,250,000 common shares to one (1) accredited investor at a price of $0.40 per share as well as warrants for the purchase of 625,000 shares of common stock.pursuant to Section 4(2) of the 1933 Act.

To date, the Company had issued a total of 66,333 shares of common stock to six (6) employees and consultants upon the exercise of their stock options granted pursuant to the Company's incentive stock option plan. Theses shares were issued at a price of $0.50 to $2.50 per share, for a total purchase price of $101,499.50. The shares were issued pursuant to the exemption from registration provided by Rule 701 under the Securities Act of 1933 and were marked as restricted when issued. The Company filed a registration statement using form S-8 to register these shares for resale.


ITEM 6.   Management's Discussion and Analysis or Plan of Operation

The Company currently intends to pursue the following plan of operations during the twelve-month period ending December 31, 2001:

1. The Company will continue to closely examine the benefits and qualities of its proprietary delivery systems and related technologies and monitor differences and similarities to products developed by the Company's competitors.

2. The Company will focus on its long-term strategy to pursue opportunities to sell its polymer-based delivery systems and/or license its related technologies to major corporations for use in their products as an enhancement or alternative delivery vehicle to those now being used in topically-administered OTC skincare preparations and pharmaceuticals.

3. The Company will continue its short-term strategy to pursue private label business opportunities with various companies seeking to commercialize hand sanitizer or sunscreen formulations.

4. The Company will revise its business plan and corporate strategies as required to adapt to its ongoing findings under Items 1-3 above.

5. The Company will continue research and development into new product applications for its proprietary delivery systems and related technologies.

On August 30, 2000, the Company entered into an investment-banking agreement with Berthel Fisher & Company Financial Services, Inc. (BFC) an Iowa Corporation. The initial term of the agreement was for six months, however; the parties, by mutual agreement, could extend the period for an additional ninety days. BFC proposed to raise equity financing by selling the Company's securities through private placements. The agreement was terminated after the initial six months. The Berthel Fisher agreement is attached hereto.

The Company signed an agreement with National Securities Corporation ("National") on March 15, 2001, whereas National shall render financial advisory and investment banking services. National and the Company are presently undertaking a search for additional equity financing to cover anticipated expenses and expected operational losses, however; the Company cannot offer any assurance that such financing will be available when needed.

In the event the Company is not successful in obtaining any further debt or equity financing, the Company anticipates that it could not sustain its business operations based on the Company's current cash position and revenues.

The actual expenditures and business plan of the Company may differ from that stated in the above Plan of Operations. The Board of Directors of the Company may decide not to pursue the stated Business Plan of Operations. In addition, the Company may modify the stated Plan of Operations based on the available amounts of financing in the event that the Company cannot achieve the required financings to complete the stated Plan of Operations.

The Company believes the above statements may be forward-looking statements. Actual results of the Company and the Company's actual plan of operations may differ materially from what is stated above. Factors which may cause the actual results of the Company or its actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the Internet business or general economic conditions and those other factors identified herein. The Company relies upon the protection afforded forward-looking statements provided by the laws and regulations provided under the United States Securities Act of 1933 and the Securities and Exchange Act of 1934.

The financial statements for the year 2000, which are a part of this document present the Company's combined activities with those of its wholly owned subsidiaries.

Results of Operations

Fiscal Year End December 31, 2000, Compared with Fiscal Year End
December 31, 1999

The Company incurred general and administrative costs in the amount of $1,284,661 for the year 2000 compared with $2,164,814 for the year 1999. These general and administrative costs included professional fees in the amount of $119,574 for the year 2000, and $240,990 for the year 1999. Also included in theses costs were outside management consultant costs in the amount of $469,781 for the year 2000, compared with

$547,804 for the year 1999. Although these figures have significantly declined from the prior year, the Company will continue to take aggressive measures to reduce costs to a manageable level.

Research and development expenses were $49,615 for the year 2000, compared to $68,228 for the same period in 1999. The Company anticipates that research and development expenses will increase slightly during the year 2001, due to the testing of newly developed polymers and other polymer-based formulations.

The Company had accounts payable and accrued expenses in the amount of $159,503 as of December 31, 2000, compared to $102,695 as of December 31, 1999.

Depreciation and amortization expenses for the year 2000 were $77,796 compared to $53,189 for the same period in 1999. The increase was partially a result of the acquisition of some additional property and equipment as well as a re-evaluation of the Company's depreciation schedule for its property and equipment. The Company does not anticipate the need to purchase any new equipment in the foreseeable future.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to the difficult and slower than anticipated penetration into the highly competitive retail marketplace for its Safe4Hours brand antibacterial hand sanitizer.
The Company anticipates spending approximately $1,500,000 over the twelve-month period ending December 31, 2001, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $1,000,000 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are expected to be obtained through private label sales of the polymer-based formulations as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. The additional $500,000 will be raised by additional debt or equity financing.

The Company is presently undertaking a search for additional equity financing to cover these anticipated expenses and expected operational losses; however, the Company has not, as yet, formalized or entered into any such arrangements, and cannot offer any assurance that such financing will be available when needed. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations.

Liquidity and Capital Resources

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had net losses of $1,881,540 for the year ended December 31, 2000, that is down significantly from $2,884,651 for the year ended December 31, 1999. The losses were funded by various financings and short-term loans obtained during the year. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the year ended December 31, 2000, was $0.15, down from a loss of $0.28 per share for the year ended December 31, 1999.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

Total assets as of December 31, 2000, were $1,747,146 compared with $2,673,566 at December 31, 1999. The Company had cash of approximately $8,873 as of December 31, 2000, representing a decrease of $889,585 from cash as of December 31, 1999. During the twelve months ended December 31, 2000, the Company used $809,059 to pay off an unsecured loan. The Company has outstanding loans payable with interest in the amount of $243,373 as of December 31, 2000. As difficulty continues with generating sufficient revenues to support operating costs, cash accounts will continue to decline.

Subsequent to December 31, 2000, the Company obtained a short-term loan payable in the amount of $500,000. The loan was in the form of an unsecured debt to one shareholder of the Company and bearing an interest rate of 10% per annum. This loan was converted into subscription funds for shares of Common Stock of the Company on March 29, 2001.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". The Company has not experienced any difficulties as a result of this potential problem.

ITEM 7.  Financial Statements

The information required by this item is set forth in Item 13 of this Report.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company had no changes in or disagreements with its accountants on accounting or financial disclosures.


                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of the officers and directors, their present positions, and some brief information about their background.

Skinvisible, Inc.
- --------------------

Name                                 Office(s) Held
- -----------------------              -----------------------------
Terry Howlett                        Director, President
Jan Mellegers                        Director
Carol Patterson Neves                Director
Jost Steinbruchel                    Director
Jim Pesklevits                       Secretary & Treasurer

Skinvisible Pharmaceuticals, Inc.
- ---------------------------------

Name                                 Office(s) Held
- -----------------------              -----------------------------
Terry Howlett                        Director, President
Jim Pesklevits                       Secretary & Treasurer

Safe4Hours, Inc.
- -----------------------
Name                                 Office(s) Held
- -----------------------              -----------------------------
Terry Howlett                         Director, President, Secretary &
                                      Treasurer

Skinvisible Pharmaceuticals (Canada) Inc.
- -----------------------------------------
Name                                 Office(s) Held
- -----------------------              -----------------------------
Terry Howlett                         President
Cheryl Claeys                         Director, Secretary & Treasurer

Mr. Terry H. Howlett, (age 53) President & Director, Skinvisible, Inc. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc. which marketed cosmetic and skin care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

Mr. Jan Mellegers, (age 47) Director, Skinvisible, Inc.
Mr. Mellegers past endeavors include a career in the Dutch Air Force, management of Amsterdam securities offices for Drexel Burnham Lambert and Wertheim Schroder and co-founding of a private Dutch biotechnology firm specializing in medical filter technology. From 1990 to 1997 Mr. Mellegers was Financial Advisor to Mogen International - a Dutch agricultural biotechnology company. Mr. Mellegers also managed United Asset Management's Amsterdam office until June of 2000, marketing that company's investment capabilities to Europe's leading pension funds. He has extensive experience in international financial markets and has built an impressive network in the biotechnology and institutional investor arenas. Mr. Mellegers is presently CEO of an Amsterdam-based venture capital operating company.

Ms. Carol Patterson Neves, (age 65) Director, Skinvisible, Inc. Ms. Neves has over 40 years of experience in financial markets. She worked with Merrill Lynch, Pierce, Fenner & Smith (New York) from 1955, to 1996, in a number of capacities including ten years as Vice President/Senior Research Analyst and subsequently another ten years as First Vice President. She is a graduate of the Harvard Business School and received her MBA in Finance from New York University. Ms. Neves was elected to ``Institutional Investor Magazine's All-American Research Team'' for thirteen consecutive years; and in 1989 was named one of the world's top eight financial analysts by UK's ``Corporate Finance'' magazine. Ms. Neves currently provides financial analysis and conclusions to clients on a contractual fee basis

Jost Steinbruchel, (age 60) Director, Skinvisible, Inc. Since 1984, Mr. Steinbruchel has operated his own company in Geneva Switzerland specializing in financial engineering in international trade throughout a wide network of banking relations, principally in Europe, China, Australia and Africa. Previously, he spent 20 years of his professional career as an executive in international banking with Lloyds of London, Citicorp and Credit Suisse. Mr. Steinbruchel has a law degree from Sorboure, Paris.

Cheryl J. Claeys, (age 49) Director, Secretary-Treasurer, Skinvisible Pharmaceuticals (Canada), Inc. Ms. Claeys has worked as a business consultant to a variety of companies for the past thirteen years, predominately in the areas of corporate development, writing & communications; lease negotiation & management; project &
facilities management; marketing; and general business organization/
management.   Previous to that she worked with a national real estate
developer in Canada in a variety of capacities, including lease manager, corporate officer and manager of office services, and with a major telephone communications company as sales representative/ consultant. Ms. Claeys presently works with Skinvisible in the capacity of Manager, Corporate Development.

Jim Pesklevits, (age 40) Secretary & Treasurer, Skinvisible, Inc. and Skinvisible Pharmaceuticals, Inc. Mr. Pesklevits studied at the University of British Columbia with the Certified General Accountants Association. He has worked as Office/Warehouse Manager for the three Western Canadian offices of W.S. Tyler (Canada), Inc. where he was responsible for the planning and implementation of a new fabrication plant in British Columbia. He was employed as Commissions Manager for Pure Life International Products before relocating to Nashville, Tennessee in 1994. In Nashville, Mr. Pesklevits worked as the Manager of Royalty Accounting for Word Entertainment, Inc. He was responsible for contract administration to artists, producers, publishers, songwriters and other record companies, as well as the administration of over $40 million in royalties annually. Mr. Pesklevits currently works full time for the Company.


During the year ended December 31, 2000, the following officers or directors resigned their positions with the Company:

Director/Officer        Position Held         Date of Resignation
- ----------------        --------------------- --------------------

Jerry M. Hodge          Director              April 18, 2000
Howard Thomson          Director, Sec. Treas. July 31, 2000
Anthony St. John        Director              October 31, 2000

The Company appointed Mr. Jan Mellegers of Amsterdam and Ms. Carol Patterson Neves of New York to its board of directors at the Company's board meeting held on October 31, 2000.

Terms of Office

The Company's directors are appointed for one year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by its board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not an executive officer that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

- -------------------------------------------------------------------
                              Number   Transactions  Known Failures
                              of Late  Not Timely    To File a
Name and principal position   Reports  Reported      Required Form
- -------------------------------------------------------------------
Terry Howlett, Director,        0         0              None
President, CEO

Jan Mellegers, Director         2         0              None

Carol Patterson Neves,          2         0              None
Director

Jost Steinbruchel,              0         0              None
Director

Jerry M. Hodge,                 0         0              None
Director*

Howard Thomson,                 0         0              None
Director, Sec. Treas.*

Anthony St. John,               0         0              None
Director*
- -------------------------------------------------------------------
* Resigned during fiscal year 2000

ITEM 10.	Executive Compensation

The following table sets forth certain information as to the Company's five highest paid executive officers and directors for the fiscal year that ended on December 31, 2000.

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                         Other                            All
                                         Annual                           Other
                                         Com-                             Com-
                                         pen-   Restricted                pen-
                                         sa-    Stock  Options/   LTIP    sa-
Name        Title    Year Salary   Bonus tion   Awarded SARs (#)payouts($)tion
- ----        -----    ---- -------- ----- ------ ------- ------- --------- ----
Terry
Howlett   President  2000 $120,000 $   0       0   0    300,000     0       0
          Director

Carol     Director   2000 $  - 0 - $   0       0   0     50,000     0       0
Patterson
Neves

Jan       Director   2000 $  - 0 - $   0       0   0     50,000     0       0
Mellegers

Anthony   Director   2000 $  - 0 - $   0       0   0     50,000     0       0
St.John

Jost      Director   2000 $  - 0 - $   0       0   0     50,000     0       0
Steinbruchel

Jim       Sec. Treas.2000 $ 62,500 $   0       0   0     50,000     0       0
Pesklevits*

Cheryl    Director,  2000 $  - 0 - $   0 $58,718   0     60,000     0       0
Claeys** Sec. Treas.

In addition, certain of the officers are provided an automobile allowance for use of their vehicles for Company business and have and/or will receive stock options to purchase shares of the Company.

* The appointment of Jim Pesklevits to the office of Secretary & Treasurer was effective in March 2001. The salary and stock options for Jim Pesklevits listed above were paid or granted to him in the year 2000 as Manager of Finance & Administration prior to him becoming an officer of the Company.

** The annual compensation listed above for Cheryl Claeys was in exchange for services rendered relative to business consulting, corporate development, and general communications, and was paid to her company CJ Claeys
Consulting Services.

ITEM 11.	Security Ownership of Certain Beneficial Owners
and Management

The following table sets forth, as of February 28, 2001, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and by the officers and directors of the Company individually and as a group. Except as otherwise indicated, all shares are owned directly.

                 Name and address           Amount of              Percent
Title of class   of beneficial owner        Beneficial ownership   of class(1)
- --------------   --------------------       ---------------------  ----------

Common           Terry Howlett                 1,000,000              6.95%
                 Director, President

Common           Jan Mellegers                   185,000              1.29%
                 Director

Common           Carol Patterson Neves            50,000              0.35%
                 Director

Common           Jost Steinbruchel               300,000              2.09%
                 Director

Common           Lutz Family Trust.            1,250,000              8.69%

Common           All Officers and Directors    1,535,000             10.67%
                 as a Group ( 4 persons)
- ----------------------------------------------------------------------------
(1) Based on 14,382,033 shares of common stock issued and outstanding as of February 28, 2001


The following table shows the issued and outstanding stock options held by the officers and directors of the Company as of February 28, 2001. Each of the following options was granted in the third quarter of 2000 in accordance with the adoption of the Stock Option plan of the Company on January 8, 1999.

Name                 Exercise Price   No. of Options   Term of Option
- -------------        --------------   --------------   --------------

Terry Howlett             $0.50          600,000           5 years
Jan Mellegers             $0.50           50,000           5 years
Carol Patterson Neves     $0.50           50,000           5 years
Jost Steinbruchel         $0.50          100,000           5 years
Cheryl Claeys             $0.50           60,000           5 years
Jim Pesklevits*           $0.50           50,000           5 years

Stock options that were granted to previous officers and directors expired 30 days after their respective resignation dates.

ITEM 12.	Certain Relationships and Related Transactions

None of the following persons has any direct or indirect material interest in any transaction to which the Company is a party since the incorporation of the Company in March, 1998, or in any transaction to which the Company is proposed to be a party:

(a)   any director or officer;
(b)   any proposed nominee for election as a director;
(c) any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to the Company's common stock; or
(d) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary

The Company's policy regarding related transactions requires that any director or officer who has an interest in any transaction disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the board of directors to approve the transaction. The Company's policy regarding compensation for directors and officers is that the board of directors may, without regard to personal interest, establish the compensation of directors for services in any capacity.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits and Reports Filed on Form 8K

Exhibits

Exhibit 2.1:  Acquisition Agreement of Manloe Labs*
Exhibit 2.2: Letter Agreement Amending the Agreement for Acquisition of Manloe Labs*
Exhibit 10.1: Manufacturing and Marketing License Agreement*

Exhibit 10.2: Letter Agreement Modifying the Manufacturing and
              Marketing License Agreement*
Exhibit 10.3: Agreement between the Company and Aquastel
              Pacific Environmental Technology of Hong Kong*
Exhibit 10.4: Distribution Agreement between SVP and Essentially Yours
              Industries Corp.*
Exhibit 10.5: Distribution Agreement between SVP and EYI International
              Limited*
Exhibit 10.6: Berthel Fisher Investment Banking Agreement
Exhibit 23.1: Consent of Independent Accountants

* Incorporated by reference from our registration statement on Form 10-SB12G originally filed with the commission on 4-30-99 and as amended on 11-8-99 (File No. 0-25911)

S-1 filing incorporated by reference as originally filed with the commission on March 22, 2000.

Reports on Form 8-K:  A report on form 8-K was filed on May
3, 2000, to announce the resignation of Director Jerry
Hodge.

Financial Statements

The Company's audited financial statements as described below, are attached hereto.

1. Audited Consolidated Financial Statements for the periods ending December 31, 2000, and 1999, including:

      (a)   Independent Auditors' Report;

      (b)   Consolidated Balance Sheet;

      (c)   Consolidated Statement of Operations and Accumulated Deficit;

      (d)   Consolidated Statement of Changes in Shareholders' Equity;

      (e)   Consolidated Statement of Cash flows;

      (f)   Notes to Consolidated Financial Statements

      (g)   Supplemental Statements

2.    Consent by Auditor to use of Audited Financial Statements.

                               SKINVISIBLE, INC.
                               AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                                      WITH

                       INDEPENDENT AUDITOR'S REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Skinvisible, Inc.

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries as of December 31, 2000, and 1999 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. and subsidiaries as of December 31, 2000, and 1999, and the results of their operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000, and 1999, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental consolidated statement of operating expenses is presented for the purposes of additional analysis and are not a required part of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Sarna & Company
Westlake Village, California
March 15, 2001

SKINVISIBLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                            ASSETS                         DECEMBER 31
                                                           -----------
                                                       2000           1999
                                                       -------------------

Current Assets
  Cash                                            $   8,873     $  898,458
  Accounts Receivable                                10,441          7,456
  Inventory                                         141,354        149,150
  Prepaid Expenses                                   12,772              0
  Prepaid License Fee                                50,000         50,000
                                                 ----------    -----------
      Total Current Assets                          223,440      1,105,064
Property and Equipment
  Furniture and Equipment                           135,299        135,627
  Laboratory Build-Out                              323,518        286,922
    Total Property and Equipment                    458,817        422,549
    Less Accumulated Depreciation                  <135,836>       <59,558>
                                                 ----------    -----------
Net Property and Equipment                          322,981        362,991

Other Assets - Exclusive Distribution Rights        200,000        200,000
             - Prepaid Royalty                    1,000,000      1,000,000
             - Deposits                                 725          5,511
                                                 ----------    -----------
                                                  1,200,725      1,205,511
                                                 ----------    -----------

TOTAL ASSETS                                     $1,747,146    $ 2,673,566
                                                 ==========    ===========

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    and Accrued Expenses                         $  159,503    $   102,695
Loan Payable                                        243,374        725,762
                                                 ----------    -----------
     Total Current Liabilities                      402,877        828,457
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    14,122,033 and 11,453,000 shares issued          14,122         11,453
  Additional paid in capital                      7,361,778      5,983,747
  Accumulated Deficit                            <6,031,631>    <4,150,091>
                                                 ----------    -----------
     Total Stockholders' Equity                   1,344,269      1,845,109
                                                 ----------    -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $1,747,146     $2,673,566
                                                 ==========    ===========


              See Notes to Consolidated Financial Statements

                     SKINVISIBLE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                           YEAR ENDED
                                                           DECEMBER 31
                                                       2000           1999
                                                       -------------------
Revenues                                         $   37,629     $  169,013

Cost of Sales
  Beginning Inventory                               149,150         47,530
  Purchases                                          24,095        181,642
                                                 ----------    -----------
     Total Available                                173,245        229,172
  Less:  Ending Inventory                          <141,354>      <149,150>
         Sample Distribution                        <15,021>             0
                                                 ----------    -----------
Total Cost of Sales                                  16,870         80,022
                                                 ----------    -----------

Gross Profit                                         20,759         88,991
Operating Expenses                               <1,902,299>    <2,973,642>
Loss Before Provision for
  Income Taxes                                   <1,881,540>    <2,884,651>

Provision for Income Taxes                               <0>            <0>
                                                 ----------    -----------
Net Loss                                         <1,881,540>    <2,884,651>

Accumulated Deficit, Beginning
  of Year                                        <4,150,091>    <1,265,440>
                                                 ----------    -----------
Accumulated Deficit, End of Year                $<6,031,631>   $<4,150,091>
                                                 ==========    ===========
Net Loss per Share                              $      <.15>   $      <.28>
                                                 ==========    ===========
Weighted Average Shares Outstanding              12,562,972     10,295,917
                                                 ==========    ===========


              See Notes to Consolidated Financial Statements

                     SKINVISIBLE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                       2000           1999
                                                       -------------------
Shares of Common Stock Issued:
  Beginning Balance                              11,453,000      8,200,000
    Issuance Pursuant to:
       Stock Offering                             2,556,000      2,744,000
       Royalty Payment Agreement                          0        500,000
       Stock Option Plan                             57,333          9,000
       Contract Settlements                          55,700              0
                                                 ----------    -----------
  Ending Balance                                 14,122,033     11,453,000
                                                 ==========    ===========

Common Stock Par Value
  Beginning Balance                              $   11,453    $     8,200
    Issuance Pursuant to:
       Stock Offering                                 2,556          2,744
       Royalty Payment Agreement                          0            500
       Stock Option Plan                                 57              9
       Contract Settlements                              56              0
                                                 ----------    -----------
  Ending Balance                                     14,122         11,453
                                                 ----------    -----------

Additional Paid in Capital
  Beginning Balance                               5,983,747        936,400
    Issuance Pursuant to:
       Stock Offering                             1,246,594      4,034,356
       Royalty Payment Agreement                          0        999,500
       Stock Option Plan                             97,943         13,491
       Contract Settlements                          33,494              0
                                                 ----------    -----------

  Ending Balance                                  7,361,778      5,983,747
                                                 ----------    -----------

Accumulate Deficit
  Beginning Balance                              <4,150,091>    <1,265,440>
  Net Loss                                       <1,881,540>    <2,884,651>
                                                 ----------    -----------
  Ending Balance                                 <6,031,631>    <4,150,091>
                                                 ----------    -----------
Total Stockholders' Equity                       $1,344,269    $ 1,845,109
                                                 ==========    ===========

              See Notes to Consolidated Financial Statements

                     SKINVISIBLE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                       2000           1999
                                                       -------------------
Cash Flows from Operating Activities:

   Net Loss                                     $<1,881,540>   $<2,884,651>
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                  76,278         53,189
         <Increase> Decrease in:
           Accounts Receivable                         <363>        <3,041>
           Inventory                                  7,796       <101,620>
           Advances                                  <2,622>          <620>
           Other Assets - Prepaid Royalty                 0     <1,000,000>
                        - Prepaid Expenses          <12,772>             0
	                  - Deposits                  4,786         <5,511>
           Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses                        72,182        <21,028>
                                                 ----------    -----------
     Net Cash Used by Operating Activities       <1,736,255>    <3,963,282>

Cash Flows from Investing Activities:

   Purchases of Property and Equipment              <36,268>      <298,529>
                                                 ----------    -----------
     Net Cash Used by Investing Activities          <36,268>      <298,529>

Cash Flows from Financing Activities:

   Payment of Loan Principal                       <497,762>          <598>
   Net Proceeds from the Issuance of
     Common Stock                                 1,380,700      5,050,091
                                                 ----------    -----------
     Net Cash Provided by Financing Activities      882,938      5,049,493
                                                 ----------    -----------
Net Increase <Decrease> in Cash                    <889,585>       787,682
Cash at Beginning of Year                           898,458        110,776
                                                 ----------    -----------
Cash at End of Year                              $    8,873     $  898,458
                                                 ==========    ===========
Supplemental Disclosure:
   Interest Paid                                 $  19,379      $  114,661
                                                 ==========    ===========


              See Notes to Consolidated Financial Statements
              ----------------------------------------------

                     SKINVISIBLE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

General
- -------

Skinvisible, Inc. (formerly Microbial Solutions, Inc.) was incorporated on March 6, 1998 in the state of Nevada. Skinvisible, Inc. immediately acquired 100% ownership of Skinvisible Pharmaceutical, Inc. (formerly Manloe Labs, Inc.) also a Nevada corporation.

Skinvisible, Inc. and its subsidiaries, (collectively referred to as the "Company" or "SKVI") is focused on the development and manufacture of innovative topical polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Skinvisible's antibacterial/antimicrobial hand sanitizer formulations, available for private label commercialization opportunities, offer skincare solutions for the healthcare, food service, industrial, cosmetic and salon industries, as well as for personal use in the retail marketplace. The Company maintains manufacturing, executive and sales offices at Las Vegas, Nevada.

Name Change

On February 26, 1999, the company completed the legal process of changing its name from Microbial Solutions, Inc. to Skinvisible, Inc. The subsidiary's name of Manloe Labs, Inc. was also changed on February 26, 1999 to Skinvisible Pharmaceutical, Inc.

During 1999, the company also formed a subsidiary titled Skinvisible International, Inc. and Skinvisible Pharmaceuticals (Canada), Inc. On January 1, 2000, the Company decided to discontinue operations of its subsidiary, Skinvisible International, Inc.

On April 20, 2000, the Company formed a subsidiary titled Safe4Hours, Inc. for the purpose of marketing its own proprietary brands of products.

Basis of Presentation
- ---------------------

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

                   SKINVISIBLE, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- ---------------------------------------------------------------

Use of Estimates
- ----------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Pro Forma Compensation Expense
- ------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements with the exception of the expense recorded on the exercise of options on 57,333 shares during the period ended December 31, 2000.

Inventories
- -----------

Inventories are accounted for on an average cost first-in first-out basis. Inventory at any given time consists of raw materials, products and packaging held for resale.

Property and Equipment
- ----------------------

Property and equipment are stated at historical cost.

Depreciation, Amortization and Capitalization
- ---------------------------------------------

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

                   SKINVISIBLE, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
- ---------------------------------------------------------------

Income Taxes
- ------------

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

Fair Value of Financial Instruments
- -----------------------------------

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per Share Information
- ---------------------

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period. The effect of common stock equivalents would be antidilutive and is not included in net loss per share calculations.


NOTE 2 - PROVISION FOR INCOME TAXES
- -----------------------------------

The provision for income taxes for the periods ended December 31, 2000, and 1999 represents the minimum state income tax expense of the Company, which is not considered significant.


NOTE 3 - LOAN PAYABLE
- ---------------------

During the periods ended December 31, 2000, and 1999 the Company had unsecured loans payable with an interest rate of 10% per annum. As of December 31, 2000, outstanding loans payable with interest were in the amount of $243,374.

                   SKINVISIBLE, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

Operating Leases
- ----------------

The company leases 8556 square feet of manufacturing and office space under a non-cancelable operating lease. This operating lease terminates on April 14, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $6464 per month with annual increases of 3%.

Future annual minimum rental commitments are as follows:

                        Year
                        ----
                        2001    $  78,935
                        2002    $  26,540

Litigation
- ----------

In July 2000, the Company was served as a defendant in a lawsuit case involving S&S PARTNERS, JAZOR LABORATORY GROUP, INC./BRUCE JEIZOR, and MANLOE, INC./ROGER HOCKING; however, the Company was of the opinion that the facts in relation to Skinvisible, Inc. were misrepresented and that Skinvisible, Inc. should not have been a party to this litigation. A hearing for the case was held on November 3, 2000, and the case was dismissed.

Licensing, Royalty and Consulting Agreements

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determines will enhance the Company's ability to market innovative products in a competitive field.

At December 31, 2000, the company has future royalty payment commitments totaling approximately $814,000.


NOTE 5 - STOCK OPTIONS
- ----------------------

During the period ended December 31, 2000, the Company had outstanding stock options with exercise prices ranging from $0.50 to $1.00 per share, as incentives for employee and consultant performance. Options on 2,114,000 shares of common stock were outstanding at December 31, 2000.
The exercise of any or all of these options would cause reported losses per share to decrease.

                     SUPPLEMENTAL INFORMATION

                SKINVISIBLE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATING EXPENSES

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                       2000        1999
                                                 ----------------------
Operating Expenses
  Advertising                                      $ 14,804   $119,205
  Automobile Expense                                 26,811     41,957
  Bad Debt Expense                                      308      2,946
  Bank Charges                                        1,247      2,128
  Commissions                                           203      - 0 -
  Consulting - Investor Relations                   177,694    157,959
  Consulting - Sales                                281,185    169,683
  Consulting - Technical                             10,902    105,162
  Contract Settlement Expense                         8,550      - 0 -
  Credit Card Discounts                                  44        646
  Data Processing                                     8,871     41,423
  Depreciation                                       76,278     53,189
  Director Fees                                       - 0 -     46,000
  Disposal of Fixed Assets                              231      - 0 -
  Disposal Services                                     872      - 0 -
  Donations                                           - 0 -      1,075
  Dues and Subscriptions                              4,524     11,285
  Insurance                                          77,796     60,676
  Interest                                           19,379    114,661
  Inventory Write-off                                 1,873      - 0 -
  Janitorial                                          3,917      4,185
  Lab Expenses                                        8,109     17,615
  Management Fees                                     - 0 -    182,607
  Marketing Expense                                  17,686     41,942
  Meals & Entertainment                              35,189     58,381
  Misc. Expense                                         344      - 0 -
  Office Expenses                                     9,414     31,316
  Outside Labor                                       - 0 -      5,436
  Payroll Taxes                                      44,297     54,945
  Pest Control                                          624      - 0 -
  Postage and Delivery Expense                       12,361     24,563
  Printing                                           22,697     43,822
  Professional Fees                                 119,574    240,990
  Rent                                               91,215    137,106
  Repair & Maintenance                                2,937      2,085
  Research and Development                           49,615     68,228
  Royalties                                          72,000     72,000
  Security                                              909      2,190
  Stationery Supplies                                 2,655      - 0 -
  Tax & License                                       1,647      4,492
  Telephone                                          37,095     56,491

  Trade Show Expenses                                 3,643      6,472
  Travel                                             90,795    282,873
  Utilities                                           4,603      7,606
  Wages                                             551,840    698,695
  Warehouse Expense                                   2,064      1,607
  Workers Compensation                                5,497      - 0 -
                                                -----------  ---------

Total Operating Expenses                         $1,902,299 $2,973,642
                                                =========== ==========

          See Notes to Consolidated Financial Statements

                               SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.


By:
      /s/ Terry Howlett
      ------------------------------------------
      Terry Howlett, Director, President and CEO
      Date: March 29, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/ Jost Steinbruchel
      --------------------------
      Jost Steinbruchel, Director
	Date:	March 29, 2001


By:   /s/ Jan Mellegers
      --------------------------
      Jan Mellegers, Director
      Date: March 29, 2001



By:   /s/ Carol Patterson Neves
      --------------------------
      Carol Patterson Neves, Director
      Date:  March 29, 2001