Form 10QSB
period 2001-03-31
SKINVISIBLE INC
filed 2001-05-14
CIK 1085277

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

------------------------------------------------------------------------
          (Former name, former address and former fiscal year
                      if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,632,033 shares of Common Stock as of April 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2001 are included with this Form 10-QSB. The unaudited financial statements for the three months ended March 31, 2001 include:

(a)   Consolidated Balance Sheet as of March 31, 2001 and March 31, 2000;
(b) Consolidated Statement of Operations and Accumulated Deficit - Three months ended March 31, 2000 and March 31, 2000;
(c) Consolidated Statement of Changes in Shareholders' Equity - Three months ended March 31, 2001 and March 31, 2000;
(d)   Consolidated Statement of Cash flows - Three months ended March
      31, 2001 and March 31, 2000;
(e)   Notes to Consolidated Financial Statements

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                          SKINVISIBLE, INC.
                          AND SUBSIDIARIES

                  CONSOLIDATED FINANCIAL STATEMENTS

                       MARCH 31, 2001 AND 2000

                SKINVISIBLE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET


                             ASSETS                          MARCH 31
                                                             --------
                                                      2001              2000
                                                      ----------------------
Current Assets
  Cash                                            $      3,480  $    113,568
  Accounts Receivable                                    9,199        12,776
  Inventory                                            140,797       144,968
  Prepaid Expenses                                       9,529        18,225
  Prepaid License Fee                                   50,000        50,000
                                                  ------------  ------------
     Total Current Assets                              213,005       339,537

Property and Equipment
  Furniture and Equipment                              135,434       135,299
  Laboratory Build-Out                                 323,518       314,633
                                                  ------------  ------------
     Total Property and Equipment                      458,952       449,932
     Less Accumulated Depreciation                    (155,341)      (72,233)
                                                  ------------  ------------
      Net Property and Equipment                       303,611       377,699

Other Assets - Exclusive Distribution Rights           200,000       200,000
             - Prepaid Royalty                       1,000,000     1,000,000
             - Deposits                                    725             0
                                                  ------------  ------------
                                                     1,200,725     1,200,000
                                                  ------------  ------------
TOTAL ASSETS                                      $  1,717,341  $  1,917,236
                                                  ============  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
    and Accrued Expenses                          $     99,910  $    138,874
  Loan Payable                                         157,143             0
                                                  ------------  ------------
     Total Current Liabilities                         257,053       138,874
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    15,632,033 and 11,702,033 shares issued             15,632        11,702
  Additional paid in capital                         7,903,868     6,479,198
  Accumulated Deficit                               (6,459,212)   (4,712,538)
                                                  ------------  ------------
     Total Stockholders' Equity                      1,460,288     1,778,362
                                                  ------------  ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                            $  1,717,341  $  1,917,236
                                                  ============  ============


              See Notes to Consolidated Financial Statements

                     SKINVISIBLE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      2001              2000
                                                   -------------------------
Revenues                                           $      6,009 $     22,855

Cost of Sales
  Beginning Inventory                                   143,047      149,150
  Purchases                                               4,277        8,581
                                                   ------------  -----------
     Total Available                                    147,324      157,731
  Less:  Ending Inventory                              (140,797)    (144,968)
         Sample Distribution                             (4,786)           0
                                                   ------------  -----------
Total Cost of Sales                                      (1,741)     (12,763)
                                                   ------------  -----------

Gross Profit                                              4,268       10,092
Operating Expenses                                     (431,849)    (572,539)
                                                   ------------  -----------
Loss Before Provision for Income Taxes                 (427,581)    (562,447)

Provision for Income Taxes                                   (0)          (0)
                                                   ------------  -----------
Net Loss                                               (427,581)    (562,447)

Accumulated Deficit, Beginning
  Of Period                                          (6,031,631)  (4,150,091)
                                                   ------------  -----------

Accumulated Deficit, End of Period                 $ (6,459,212)$ (4,712,538)
                                                   ============ ============

Net Loss per Share                                 $       (.04)$       (.05)
                                                   ============ ============

Weighted Average Shares Outstanding                  11,438,473   11,680,789
                                                   ============ ============


              See Notes to Consolidated Financial Statements

                    SKINVISIBLE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      2001              2000
                                                   -------------------------

Shares of Common Stock Issued:
  Beginning Balance                                  14,122,033   11,453,000
    Issuance Pursuant to:
       Stock Offering                                 1,510,000      206,000
       Royalty Payment Agreement                              0            0
       Stock Option Plan                                      0       37,333
       Contract Settlements                                   0        5,700
                                                   ------------  -----------
  Ending Balance                                     15,632,033   11,702,033
                                                   ============  ===========

Common Stock Par Value
  Beginning Balance                                $     14,122  $    11,453
    Issuance Pursuant to:
       Stock Offering                                     1,510          206
       Royalty Payment Agreement                              0            0
       Stock Option Plan                                      0           37
       Contract Settlements                                   0            6
                                                   ------------  -----------
  Ending Balance                                         15,632       11,702
                                                   ------------  -----------

Additional Paid in Capital
  Beginning Balance                                   7,361,778   55,983,747
    Issuance Pursuant to:
       Stock Offering                                   542,090      398,944
       Royalty Payment Agreement                              0            0
       Stock Option Plan                                      0       87,963
       Contract Settlements                                   0        8,544
                                                   ------------  -----------
  Ending Balance                                      7,903,868    6,479,198
                                                   ------------  -----------


Accumulate Deficit
  Beginning Balance                                  (6,031,631)  (4,150,091)
  Net Loss                                             (427,581)    (562,447)
                                                   ------------  -----------
  Ending Balance                                     (6,459,212)  (4,712,538)
                                                   ------------  -----------
Total Stockholders' Equity                         $  1,460,288  $ 1,778,362
                                                   ============  ===========

               See Notes to Consolidated Financial Statements

                      SKINVISIBLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                      2001              2000
                                                   -------------------------
Cash Flows from Operating Activities:

   Net Loss                                        $   (427,581)$   (562,447)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                      19,505       12,675
         (Increase) Decrease in:
          Accounts Receivable                             1,847       (4,042)
           Inventory                                        557        4,182
           Advances                                        (605)        (178)
           Other Assets - Prepaid Royalty                     0            0
                        - Prepaid Expenses                3,243      (18,225)
                        - Deposits                            0        4,411
           Increase (Decrease) in:
           Accounts Payable and
             Accrued Expenses                           (40,450)      36,179
                                                   ------------  -----------
     Net Cash Used by Operating Activities             (443,484)    (527,445)

Cash Flows from Investing Activities:

   Purchases of Property and Equipment                     (135)     (27,383)
                                                   ------------  -----------
     Net Cash Used by Investing Activities                 (135)     (27,383)

Cash Flows from Financing Activities:

   Payment of Loan Principal                           (105,374)    (725,762)
   Net Proceeds from the Issuance of
     Common Stock                                       543,600      495,700
                                                   ------------  -----------
   Net Cash Provided by Financing Activities            438,226     (230,062)
                                                   ------------  -----------
Net Increase (Decrease) in Cash                          (5,393)    (784,890)
Cash at Beginning of Period                               8,873      898,458
                                                   ------------  -----------
Cash at End of Period                              $      3,480  $   113,568
                                                   ============  ===========
Supplemental Disclosure:
   Interest Paid                                   $     10,265  $     3,342
                                                   ============  ===========

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

Pro Forma Compensation Expense
------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements.

Inventories
-----------

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

NOTE 2 - PROVISION FOR INCOME TAXES
-----------------------------------

The provision for income taxes for the periods ended March 31, 2001 and 2000 represents the minimum state income tax expense of the Company, which is not considered significant.

                  SKINVISIBLE, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - LOAN PAYABLE
---------------------

During the periods ended March 31, 2001 and 2000 the Company had unsecured loans payable with an interest rate of 10% per annum. As of March 31, 2001 outstanding loans payable with interest were in the amount of $157,143.

Operating Leases
----------------

The company leases 8556 square feet of manufacturing and office space under a non-cancelable operating lease. This operating lease terminates on April 14, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $6464 per month with annual increases of 3%.

Future annual minimum rental commitments are as follows:

                        Year

                        2001    $  78,935
                        2002    $  26,540


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

At March 31, 2001, the company has future royalty payment commitments totaling approximately $802,000.


NOTE 5 - STOCK OPTIONS
----------------------

During the period ended March 31, 2000 the Company had outstanding stock options with exercise prices ranging from $0.50 to $1.00 per share, as incentives for employee and consultant performance. Options on 2,089,000 shares of common stock were outstanding at March 31, 2001. The exercise of any or all of these options would cause reported losses per share to decrease.

                  SKINVISIBLE, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - GOING CONCERN
----------------------

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to difficult and slower than anticipated penetration into the highly competitive retail marketplace for its Safe4Hours brand antibacterial hand sanitizer. The Company anticipates spending approximately $1,081,000 over the nine-month period ending December 31, 2001, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $383,000 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are expected to be obtained through private label sales of the polymer-based formulations as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery systems technologies. The additional $698,000 will need to be raised by additional debt or equity financing.

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

Under its long-term strategy, the Company intends to direct its ongoing energies and resources towards:

* Actively expanding its polymer-based delivery system technologies;
* Advancing research and development for topical skincare applications and opportunities as identified;
* Maximizing efforts for the licensing of its technologies and sale of its delivery systems for topically administered prescription, over-the-counter, cosmetic and personal care products.

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

RESULTS OF OPERATIONS

Net sales for the three months ended March 31, 2001 decreased to $6,009 from $22,855 for the three months ended
March 31, 2000. This decrease in sales was due to the Company's re-evaluation of its short-term strategies, in particular the viability of directly pursuing the highly competitive retail market versus focusing on the pursuit of private label business opportunities with existing retail suppliers/distributors that may offer higher revenue potential and significantly less strain on the Company's resources.

During this transition in marketing focus, gross profit for the three months ended March 31, 2001 decreased to $4,268 or 71.0% of sales from $10,092 or 44.2% of sales for the three months ended March 31, 2000.

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

The Company's operating expenses decreased to $431,849 for the three months ended March 31, 2001 from $572,539 for the three months ended March 31, 2000. This decrease of approximately 24.57% in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $129,840 for the three months ended March 31, 2001 compared with $160,331 for the three months ended March 31, 2000.

The Company incurred general and administrative costs in the amount of $302,009 for the three months ended March 31, 2001 compared with $412,208 for the three months ended March 31, 2000. Some of these general and administrative costs included the following: Professional fees in the amount of $7,414 for the same three-month period in 2001 and $74,868 for the same period in 2000; Salaries and Wages which decreased to $151,322 for the three months ended March 31, 2001, compared with $176,167 for the three months ended March 31, 2000; and Outside Management Consultant costs in the amount of $92,399 for the three months ended March 31, 2001, compared to $142,639 for the three months ended March 31, 2000. Although these figures have significantly declined, the Company will continue to take aggressive measures to reduce costs.

The Company had net losses of $427,581 for the three months ended March 31, 2001, that is down significantly from $562,447 for the same period ended March 31, 2000. The losses were funded by various financings and short-term loans obtained during the year. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the three months ended March 31, 2000, was $0.04, down from a loss of $0.05 per share for the same period in 2000.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $3,480 as of March 31, 2001, representing a decrease of $110,088 from cash as of March
31, 2000. The Company has outstanding loans payable with interest in the amount of $157,143 as of March 31, 2001.

The Company had accounts payable and accrued expenses in the amount of $99,910 as of March 31, 2001, compared to $138,874 as of March 31, 2000.

Cash used in operating activities for the three months ended
March 31, 2001 decreased to $443,484 from $527,445 for the three months ended March 31, 2000.

Cash used in investing activities for the three months ended
March 31, 2001 and 2000, was $135 and $27,383, respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to the difficult and slower than anticipated penetration into the highly competitive retail marketplace for its Safe4Hours brand antibacterial hand sanitizer. The Company anticipates spending approximately $1,081,000 over the nine-month period ending December 31, 2001, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $383,000 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are expected to be obtained through private label sales of the polymer-based formulations as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. An additional $698,000 will need to be raised through additional debt or equity financing.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Currently, the Company is not involved in any litigation.

Item 2.   Changes in Securities and Use of Proceeds

On February 27, 2001, the Company completed the issuance of 260,000 shares of its common stock at a price of $0.40 per share to a total of thirteen (13) accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. Skinvisible, Inc. also issued warrants for the purchase of 129,000 shares of its common stock. A commission in the amount of $10,400 was paid to 1 party in connection with the completion of this offering.

On March 29, 2001, as part of a loan conversion agreement, the Company issued 1,250,000 common shares to one (1) accredited investor at a price of $0.40 per share as well as warrants for the purchase of 625,000 shares of common stock pursuant to Section 4(2) of the 1933 Act.

Item 3.   Defaults Upon Senior Securities:  None

Item 4.   Submission of Matters to a Vote of Security Holders:  None

Item 5.   Other Information:  None

Item 6.   Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            Exhibit 10.1: Loan Conversion Agreement

       (b)  Reports on Form 8-K:  None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

                                    /s/ Terry Howlett
Date:  May 14, 2001            By: ________________________
                                    Terry Howlett
                                    President