Form 10QSB
period 2001-06-30
SKINVISIBLE INC
filed 2001-08-14
CIK 1085277

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                          FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                               --------------   --------------

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

  ---------------------------------------------------------------------
    (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,052,033 shares of Common Stock as of July 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                 PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2001 are included with this Form 10-QSB. The unaudited financial statements for the six months ended June 30, 2001 include:

  (a)  Consolidated Balance Sheet as of June 30, 2001 and June 30, 2000;
  (b) Consolidated Statement of Operations and Accumulated Deficit - Six months ended June 30, 2001 and June 30, 2000;
  (c) Consolidated Statement of Changes in Shareholders' Equity - Six months ended June 30, 2001 and June 30, 2000;
  (d) Consolidated Statement of Cash flows - Six months ended June 30, 2001 and June 30, 2000

The unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

               SKINVISIBLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET

                             ASSETS        JUNE 30           DECEMBER 31
                                           -------           -----------
                                      2001         2000         2000
                                      -----------------         ----
Current Assets
  Cash                              $   1,400   $   14,910    $  8,873
  Accounts Receivable                   3,268       12,619      10,441
  Inventory                            38,973      147,960     141,354
  Prepaid Expenses                      5,590       11,550      12,772
  Prepaid License Fee                  50,000       50,000      50,000
                                      ---------    ---------  --------
    Total Current Assets              199,231      237,039     223,440
Property and Equipment
  Furniture and Equipment             135,434      135,299     135,299
  Laboratory Build-Out                323,518      314,633     323,518
                                      ---------    ---------  --------
    Total Property and Equipment      458,952      449,932     458,817
    Less Accumulated Depreciation     174,846)     (84,908)   <135,836>
                                      ---------    ---------  --------
      Net Property and Equipment      284,106      365,024     322,981

Other Assets - Exclusive Distribution
                Rights                200,000      200,000     200,000
             - Prepaid Royalty      1,000,000    1,000,000   1,000,000
             - Deposits                   725          500         725
                                    -----------  ---------   ---------
                                    1,200,725    1,200,500   1,200,725
                                    -----------  ---------   ---------
TOTAL ASSETS                       $1,684,062   $1,802,563  $1,747,146
                                   ============ ==========  ==========


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
   and Accrued Expenses            $  213,129   $  122,369  $  159,503
  Loan Payable                        213,291      257,781     243,374
                                     ---------    --------  ----------
    Total Current Liabilities         426,420      380,150     402,877
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    16,852,033 and 11,702,033 shares
    issued                             16,852       11,702      14,122
  Additional paid in capital        8,135,648    6,479,198   7,361,778
  Accumulated Deficit              (6,894,858)  (5,068,487) (6,031,631)
                                    ---------    ---------  ----------
    Total Stockholders' Equity      1,257,642    1,422,413   1,344,269
                                    ---------    ---------  ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             $1,684,062   $1,802,563  $1,747,146
                                   ==========   ==========  ==========

                 SKINVISIBLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                          SIX MONTHS ENDED
                                                               JUNE 30
                                                               -------
                                                         2001         2000
                                                         -----------------

Revenues                                               $  19,733   $   24,889

Cost of Sales
  Beginning Inventory                                    141,354      149,150
  Purchases                                                6,048       14,742
                                                       ---------    ---------
    Total Available                                      147,402      163,892
  Less:  Ending Inventory                               (138,973)    (151,420)
         Sample Distribution                              (2,318)           0
                                                       ---------    ---------
Total Cost of Sales                                       (6,111)     (12,472)
                                                       ---------    ---------

Gross Profit                                              13,622       12,417
Operating Expenses                                      (876,849)    (930,813)
                                                       ---------    ---------
Loss Before Provision for
  Income Taxes                                          (863,227)    (918,396)

Provision for Income Taxes                                    (0)          (0)
                                                       ---------    ---------

Net Loss                                                (863,227)    (918,396)

Accumulated Deficit, Beginning
  Of Year                                             (6,031,631)  (4,150,091)
                                                       ---------    ---------

Accumulated Deficit, End of Period                   $(6,894,858) $(5,068,487)
                                                      ========================

Net Loss per Share                                   $      (.06) $      (.08)
                                                      ========================
Weighted Average Shares Outstanding                   15,332,033    11,691,411
                                                      ===========   ==========

              SKINVISIBLE, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          SIX MONTHS ENDED
                                                               JUNE 30
                                                               -------
                                                         2001         2000
                                                         -----------------
Shares of Common Stock Issued:
  Beginning Balance                                   14,122,033   11,453,000
    Issuance Pursuant to:
      Stock Offering                                   2,730,000      206,000
      Royalty Payment Agreement                                0            0
      Stock Option Plan                                        0       37,333
      Contract Settlements                                     0        5,700
                                                       ---------    ---------
  Ending Balance                                      16,852,033   11,702,033
                                                      ===========  ==========


Common Stock Par Value
  Beginning Balance                                   $   14,122  $    11,453
    Issuance Pursuant to:
       Stock Offering                                      2,730          206
       Royalty Payment Agreement                               0            0
       Stock Option Plan                                       0           37
       Contract Settlements                                    0            6
                                                       ---------    ---------
  Ending Balance                                          16,852       11,702
                                                       ---------    ---------

Additional Paid in Capital
  Beginning Balance                                    7,361,778    5,983,747
    Issuance Pursuant to:
       Stock Offering                                    773,870      398,944
       Royalty Payment Agreement                               0            0
       Stock Option Plan                                       0       87,963
       Contract Settlements                                    0        8,544
                                                       ---------    ---------
    Ending Balance                                     8,135,648    6,479,198
                                                       ---------    ---------

Accumulate Deficit
  Beginning Balance                                   (6,031,631)  (4,150,091)
  Net Loss                                            (  863,227)  (  918,396)
                                                       ---------    ---------
  Ending Balance                                      (6,894,858)  (5,068,487)
                                                       ---------    ---------
Total Stockholders' Equity                            $1,257,642   $1,422,413
                                                      ===========   ==========

             SKINVISIBLE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               JUNE 30
                                                               -------
                                                         2001         2000
                                                         -----------------
Cash Flows from Operating Activities:

   Net Loss                                          $  (863,227)  $ (918,396)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                       39,010       25,350
         <Increase> Decrease in:
           Accounts Receivable                             7,284       (4,067)
           Inventory                                       2,381        1,190
           Advances                                         (111)      (1,096)
           Other Assets - Prepaid Royalty                      0            0
                        - Prepaid Expenses                 7,182      (11,550)
	                  - Deposits                             0        5,011
           Increase <Decrease> in:
           Accounts Payable and
             Accrued Expenses                             53,626       22,455
                                                       ---------    ---------
     Net Cash Used by Operating Activities              (753,855)    (881,103)

Cash Flows from Investing Activities:

   Purchases of Property and Equipment                      (135)     (27,383)
                                                       ---------    ---------
     Net Cash Used by Investing Activities                  (135)     (27,383)

Cash Flows from Financing Activities:

   Payment of Loan Principal                             (30,083)    (470,762)
   Net Proceeds from the Issuance of
     Common Stock                                        776,600      495,700
                                                       ---------    ---------
     Net Cash Provided by Financing Activities           746,517       24,938
                                                       ---------    ---------
Net Increase <Decrease> in Cash                           (7,473)    (883,548)

Cash at Beginning of Year                                  8,873      898,458
                                                       ---------    ---------
Cash at End of Period                                  $   1,400    $  14,910
                                                       =========    =========
Supplemental Disclosure:
   Interest Paid                                       $  14,941    $   6,378
                                                       =========    =========

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

Under its long-term strategy, the Company intends to direct its ongoing energies and resources towards:

*  Actively expanding its polymer-based delivery system technologies;
* Advancing research and development for topical skincare applications and opportunities as identified;
* Maximizing efforts for the licensing of its technologies and sale of its delivery systems for topically administered prescription, over-the- -counter, cosmetic and personal care products.

Recently, the Company has entered into a number of confidential non-disclosure agreements with various major brand name manufacturers of pharmaceutical, cosmetic and OTC skincare products for the purpose of investigating potential business relationships and opportunities for utilization of the Company's topical polymer-based delivery systems and technologies in existing and future brand-name products.

Patent Application:

Skinvisible's initial patent application, filed in Jan. 2000, was intended to obtain patent protection for the original Jezior finished product formulation and was in keeping with the Company's initial strategy of developing and manufacturing a line of antimicrobial protective hand lotions in several formulations for a variety of industries (medical, food service, industrial, salon, and personal). The original patent application relates to a dermal barrier composition and methods for manufacturing the composition, protecting the skin and holding active agents in close proximity on the skin.

Evolving from its ongoing market investigation, analysis of regulatory requirements and strategic corporate planning and evaluation, Skinvisible subsequently determined that the highest and best use of its resources would be achieved by focusing on development of topical polymer-based delivery systems and related technologies for a broad range of applications identified for existing product manufacturers/providers, rather than pursuing the commercialization of its own antimicrobial and/or dermal barrier formulations which would require extensive lead-times and regulatory processes for each product application, significant human and financial resources for a variety of specialized markets, and extensive marketing efforts to compete in a saturated marketplace dominated by large established suppliers.

Skinvisible redefined its long-term strategies and primary marketing objectives to be the licensing of its technologies and/or sale of its delivery systems to provide enhanced product performance for established brand manufacturers and providers of topically administered skincare products within the pharmaceutical, over-the-counter, health & beauty, and cosmetic markets. Through its ongoing research the Company has also achieved enhancements related to the development and methodology of its polymer delivery systems.

By resolution, the Directors recently authorized the filing of a new patent application consistent with the Company's current focus/strategy for developing innovative and enhanced polymer delivery systems and related technologies and processes for various existing and anticipated applications.

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

The Company may also offer private label opportunities for its recently developed and clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen
Monograph requirements.

RESULTS OF OPERATIONS

Net sales for the six months ended June 30, 2001 decreased to $19,733 from $24,889 for the six months ended June 30, 2000. This decrease in sales was due to the Company's re-evaluation of its short-term strategies, in particular the viability of directly pursuing the highly competitive retail market versus focusing on the pursuit of private label business opportunities with existing retail suppliers/distributors that may offer higher revenue potential and significantly less strain on the Company's resources.

During this transition in marketing focus, gross profit for the six months ended June 30, 2001 increased to $13,622 or 69.0% of sales from $12,417 or 49.9% of sales for the six months ended June 30, 2000.

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

The Company's operating expenses decreased to $876,849 for the six months ended June 30, 2001 from $930,813 for the six months ended June 30, 2000. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $225,756 for the six months ended June 30, 2001 compared with $269,596 for the six months ended June 30, 2000.

The Company incurred general and administrative costs in the amount of $651,093 for the six months ended June 30, 2001 compared with $661,217 for the six months ended June 30, 2000. Some of these general and administrative costs included the following: Professional fees in the amount of $25,468 for the six-month period ending June 30, 2001 which decreased from $103,197 for the same period in 2000; Salaries and Wages which increased to $340,266 for the six months ended June 30, 2001, compared with $322,949 for the six months ended June 30, 2000; and Outside Management
Consultant costs in the amount of $188,237 for the six months ended June 30, 2001, compared to $182,819 for the six months ended June 30, 2000.

The Company had net losses of $863,227 for the six months ended June 30, 2001, down significantly from $918,396 for the same period ended June 30, 2000. The losses were funded by various financings and short-term loans obtained during the year. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the six months ended June 30, 2000, was $0.06, down from a loss of $0.08 per share for the same period in 2000.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $1,400 as of June 30, 2001, representing a decrease of $13,510 from cash as of June 30, 2000. The Company has outstanding loans payable with interest in the amount of $213,291 as of June 30, 2001.

The Company had accounts payable and accrued expenses in the amount of $213,129 as of June 30, 2001, compared to $122,369 as of June 30, 2000.

Cash used in operating activities for the six months ended
June 30, 2001 decreased to $753,855 from $881,103 for the six months ended June 30, 2000.

Cash used in investing activities for the six months ended
June 30, 2001 and 2000, was $135 and $27,383, respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to the difficult and slower than anticipated penetration into the highly competitive retail marketplace for its Safe4Hours brand antibacterial hand sanitizer. The Company anticipates spending approximately $623,000 over the six-month period remaining in the fiscal year ending December 31, 2001, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $439,700 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are expected to be obtained through private label sales of the polymer-based formulations as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. An additional $183,000 will need to be raised through additional debt or equity financing.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

In July 2000, the Company was served as a defendant in a lawsuit case involving S&S PARTNERS, JAZOR LABORATORY GROUP, INC./BRUCE JEIZOR, and MANLOE, INC./ROGER HOCKING; however, the Company was of the opinion that the facts in relation to Skinvisible, Inc. were misrepresented and that Skinvisible, Inc. should not have been a party to this litigation. A hearing for the case was held on November 3, 2000 and the case was dismissed; however, the case is pending an appeal. In the event that Skinvisible is affected by this lawsuit, the Company does not believe that the outcome will have any material financial impact.

Item 2.  Changes in Securities and Use of Proceeds

On February 27, 2001, the Company completed the issuance of 260,000 restricted shares of its common stock at a price of $0.40 per share to a total of thirteen (13) accredited investors pursuant to Rule 506 of Regulation D of the 1933
Act. Skinvisible, Inc. also issued warrants for the purchase of 129,000 shares of its common stock. A commission in the amount of $10,400 was paid to 1 party in connection with the completion of this offering.

On March 29, 2001, as part of a loan conversion agreement, the Company issued 1,250,000 restricted common shares to one
(1) accredited investor at a price of $0.40 per share as well as warrants for the purchase of 625,000 shares of common stock. pursuant to Section 4(2) of the 1933 Act.

On June 1, 2001, as part of a loan conversion agreement, the Company issued 250,000 restricted common shares to one (1) accredited investor at a price of $0.20 per share as well as warrants for the purchase of 125,000 shares of common stock. pursuant to Section 4(2) of the 1933 Act.

On June 10, 2001, as part of a loan conversion agreement, the Company issued 750,000 restricted common shares to one
(1) accredited investor at a price of $0.20 per share as well as warrants for the purchase of 325,000 shares of common stock. pursuant to Section 4(2) of the 1933 Act.

On June 19, 2001, in consideration for services provided to the Company, a total of 220,000 restricted common shares were issued to two (2) employees and one (1) consultant pursuant to Section 4(2) of the 1933 Act.

On July 13, 2001, in consideration for services provided to the Company, a total of 200,000 restricted common shares were issued to one (1) director and one (1) consultant pursuant to Section 4(2) of the 1933 Act.

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual General Meeting of the Shareholders of
Skinvisible, Inc. was held on July 20, 2001, at the corporate office in Las Vegas, Nevada. The purpose of the meeting was as follows:

    1.  To elect directors.
    2. To approve the amendment to the articles of incorporation to authorize 10 million preferred shares of Skinvisible, Inc.

It was resolved by a majority vote of the shareholders that the following individuals be elected to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws:

   1.  Terry Howlett
   2.  Jost Steinbruchel
   3.  Carol Patterson Neves

It was resolved further, that the articles of incorporation be amended to authorize 10 million preferred shares of Skinvisible, Inc.

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits: None

    (b)  Reports on Form 8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

Date: August 14, 2001         By:  /s/ Terry Howlett
                                  -------------------------------
                                  Terry Howlett
                                  President