Form 10QSB
period 2001-09-30
SKINVISIBLE INC
filed 2001-11-15
CIK 1085277

                                UNITED  STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  September  30,  2001

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

           6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120
           -----------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  702-433-7154
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

        _________________________________________________________________
     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,052,033 shares of Common Stock as
                                            ------------------------------------
of  October  31,  2001.
-----------------------

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                          PART I  FINANCIAL INFORMATION

Item  1.          Financial  Statements

GENERAL

The Company's unaudited financial statements for the nine months ended September 30, 2001 are included with this Form 10-QSB. The unaudited financial statements for the nine months ended September 30, 2001 include:

(a)     Consolidated  Balance  Sheet  as of September 30, 2001 and September 30,
2000;
(b)     Consolidated  Statement  of  Operations  and  Accumulated Deficit - Nine
months  ended  September  30,  2001  and  September  30,  2000;
(c) Consolidated Statement of Changes in Shareholders' Equity - Nine months ended September 30, 2001 and September 30, 2000;
(d) Consolidated Statement of Cash flows - Nine months ended September 30, 2001 and September 30, 2000

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.



                                              SKINVISIBLE, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEET
                                             {CLIENT AGREED WITH INSERTION}ASSETS
                                                                               SEPT  30      DECEMBER  31
                                                                              --------       ------------
                                                                             2001 _   2000        2000
                                                                         ------------------------------------
Current Assets                                                           (unaudited) (unaudited) (audited)
  Cash                                                                  $     1,450   $ 176,129  $  8,873
  Accounts Receivable                                                         3,894       6,688    10,441
  Inventory                                                                 123,328     146,451   141,354
  Prepaid Expenses                                                            6,910      15,500    12,772
  Prepaid License Fee                                                        50,000      50,000    50,000
                                                                         -----------  ---------  ---------
    Total Current Assets                                                   185,582      394,768   223,440
Property and Equipment
  Furniture and Equipment                                                  135,434      135,299   135,299
  Laboratory Build-Out                                                     332,318      323,518   323,518
                                                                         -----------  ---------  ---------
    Total Property and Equipment                                           467,752      458,817   458,817
    Less Accumulated Depreciation                                         (194,534)     (97,583) (135,836)
                                                                         -----------  ---------  ---------
Net Property and Equipment                                                 273,218      361,234   322,981

Other Assets - Exclusive Distribution
                Rights                                                     200,000      200,000   200,000
             - Patents & Trademarks                                         16,514            0         0
             - Prepaid Royalty                                           1,000,000    1,000,000 1,000,000
             - Deposits                                                        725          725       725
                                                                         -----------  ---------  ---------
                                                                        $1,217,239    1,200,725  1,200,725
                                                                         -----------  ---------  ---------

TOTAL ASSETS                                                            $1,676,039  $1,956,727  $1,747,146
                                                                         ===========  =========  =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
and Accrued Expenses                                                     $ 288,839  $   52,325  $  159,503
Loan Payable                                                               500,894     247,651     243,374
                                                                         -----------  ---------  ---------
Total Current Liabilities                                                  789,733     299,976     402,877
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    17,052,033 and 13,377,033 shares
    issued                                                                  17,052      13,377      14,122
  Additional paid in capital                                             8,165,448   7,087,523   7,361,778
  Accumulated Deficit                                                   (7,296,194) (5,444,149) (6,031,631)
                                                                         -----------  ---------  ---------
Total Stockholders' Equity                                                 886,306   1,656,751   1,344,269
                                                                         -----------  ---------  ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                  $1,676,039   $1,956,727 $1,747,146
                                                                         ===========  =========  ==========



                              SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                CONSOLIDATED  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
                                            (unaudited)

                                                                              NINE  MONTHS  ENDED
                                                                                   SEPT  30
                                                                                2001        2000
                                                                            ------------------------

Revenues                                                                    $    20,412  $   34,900

Cost of Sales
  Beginning Inventory                                                           141,354     149,150
  Purchases                                                                       7,167      23,854
                                                                            ------------------------
  Total Available                                                               148,521     173,004
  Less:  Ending Inventory                                                      (123,328)   (146,451)
         Sample Distribution
         & Inventory Adjustments                                                (18,590)    (11,384)
                                                                            ------------------------
Total Cost of Sales                                                              (6,603)    (12,472)
                                                                            ------------------------

Gross Profit                                                                     13,809      19,731

Operating Expenses                                                           (1,278,372) (1,313,789)
                                                                            ------------------------
Loss Before Provision for
  Income Taxes                                                               (1,264,563) (1,294,058)

Provision for Income Taxes                                                           (0)         (0)
                                                                            ------------------------

Net Loss                                                                     (1,264,563) (1,294,058)

Accumulated Deficit, Beginning
  Of Period                                                                  (6,031,631) (4,150,091)
                                                                            ------------------------

Accumulated Deficit, End of Period                                           (7,296,194)$(5,444,149)
                                                                            ========================

Net Loss per Share                                                                $(.08)$      (.11)
                                                                            ========================

Weighted Average Shares Outstanding                                          15,860,922  12,047,729
                                                                            ========================



                     SKINVISIBLE,  INC.  AND  SUBSIDIARIES
      CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                              (unaudited)
                                                       NINE  MONTHS  ENDED
                                                            SEPT  30

                                                        2001       2000
-------------------------------------------------------------------------
Shares of Common Stock Issued:
  Beginning Balance                                14,122,033 11,453,000
    Issuance Pursuant to:
       Stock Offering                               2,930,000  1,831,000
       Stock Option Plan                                    0     37,333
       Contract Settlements                                 0     55,700
-------------------------------------------------------------------------
  Ending Balance                                   17,052,033 13,377,033
=========================================================================


Common Stock Par Value
  Beginning Balance                               $    14,122  $   11,453
    Issuance Pursuant to:
       Stock Offering                                   2,930      1,831
       Stock Option Plan                                    0         37
       Contract Settlements                                 0         56
-------------------------------------------------------------------------

  Ending Balance                                       17,052     13,377
-------------------------------------------------------------------------


Additional Paid in Capital
  Beginning Balance                                 7,361,778  5,983,747
    Issuance Pursuant to:
       Stock Offering                                 803,670    982,269
       Stock Option Plan                                    0     87,963
       Contract Settlements                                 0     33,544
-------------------------------------------------------------------------

  Ending Balance                                    8,165,448  7,087,523
-------------------------------------------------------------------------


Accumulate Deficit
  Beginning Balance                                (6,031,631)(4,150,091)
  Net Loss                                         (1,264,563)(1,294,058)
-------------------------------------------------------------------------
  Ending Balance                                   (7,296,194)(5,444,149)
-------------------------------------------------------------------------

Total Stockholders' Equity                         $886,306   $1,656,751
=========================================================================


                            SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                          CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                       (unaudited)

                                                    NINE  MONTHS  ENDED
                                                          SEPT  30
                                                      2001       2000
                                                      ----------------
Cash Flows from Operating Activities:

   Net Loss                                          $(1,264,563) $(1,294,058)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                       58,698       38,025
         (Increase) Decrease in:
           Accounts Receivable                             7,777        1,195
           Inventory                                      18,026        2,699
           Advances                                       (1,230)        (427)
     Other Assets - Prepaid Expenses                       5,862      (15,550)
         - Deposits                                            0        4,786
           Increase (Decrease) in:
           Accounts Payable and
             Accrued Expenses                            129,336      (40,719)
                                                      -------------------------

     Net Cash Used by Operating Activities            (1,046,094)  (1,303,999)

Cash Flows from Investing Activities:
   Patents & Trademarks                                  (16,514)           0
   Purchases of Property and Equipment                    (8,935)     (36,268)
                                                      ------------------------
     Net Cash Used by Investing Activities               (25,449)     (36,268)

Cash Flows from Financing Activities:

   Payment of Loan Principal                             257,520     (487,762)
   Net Proceeds from the Issuance of
     Common Stock                                        806,600    1,105,700
                                                      ------------------------

     Net Cash Provided by Financing Activities         1,064,120      617,938
                                                      ------------------------

Net Increase (Decrease) in Cash                           (7,423)    (722,329)
Cash at Beginning of Period                                8,873      898,458
                                                      ------------------------

Cash at End of Period                                     $1,450     $176,129
                                                      ========================
Supplemental Disclosure:
   Interest Paid                                         $23,382      $13,584
                                                      ========================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is focused on the development and manufacture of innovative topical polymer-based delivery systems and technologies, incorporating its proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. The Company's primary marketing objectives are to license its technologies and/or sell its delivery systems to provide enhanced product performance for established brand manufacturers and providers of prescription and over-the-counter skincare products. The Company's technologies, polymer-based delivery systems and finished product formulations have broad industry applications within the pharmaceutical, over-the-counter skincare, health & beauty, and cosmetic markets. Proven or potential applications identified to date include antimicrobial hand sanitizers, sunscreens, anti-fungals, insect repellents, topically applied pharmaceutical and over-the-counter skincare products, cosmetic creams/lotions, and lip-care.

Under its long-term strategy, the Company intends to direct its ongoing energies and resources towards:

-     Actively  expanding  its  polymer-based  delivery  system  technologies;
- Advancing research and development as required for topical skincare applications and opportunities as identified;
- Maximizing efforts for the licensing of its technologies and sale of its delivery systems for topically administered prescription, over-the-counter, cosmetic and personal care products.

The Company has entered into a number of confidential non-disclosure agreements with various major brand name manufacturers of pharmaceutical, cosmetic and over-the-counter skincare products for the purpose of investigating potential business relationships and opportunities for utilization of the Company's topical polymer-based delivery systems and technologies in existing and future brand-name products.

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

By resolution, the Directors thereby authorized the filing of an additional patent application consistent with the Company's current focus/strategy for developing innovative and enhanced polymer delivery systems and related technologies and processes for various existing and anticipated applications. The new patent application was filed in August 2001. The original patent application remains pending.

The Company's shorter-term strategy includes marketing and sale of its antibacterial/antimicrobial skin care sanitizers under the trade name Safe4Hours, and for private label business opportunities for these formulations for retail, cosmetic, medical and food service applications. The Company's hand sanitizer formulations are designed to provide persistent activity against a broad spectrum of bacteria, and aid in reducing cross-contamination. They are alcohol free, moisturize the skin, and feature the ability to provide up to 4 hours of protection per application, even when frequent hand washing occurs during that time. Such benefits offer significant advantages over existing instant hand sanitizers sold in the retail and commercial marketplace that contain alcohol (which dries the skin) and must be reapplied after each hand washing.

More recently, the Company has also offered private label opportunities for its clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements.

RESULTS  OF  OPERATIONS

Net sales for the nine months ended September 30, 2001 decreased to $20,412 from $34,900 for the nine months ended September 30, 2000. This decrease in sales was due to the Company's re-evaluation of its short-term strategies, in particular the viability of directly pursuing the highly competitive retail market versus focusing on the pursuit of private label business opportunities with existing retail suppliers/distributors that may offer higher revenue potential and significantly less strain on the Company's resources.

During this transition in marketing focus, gross profit for the nine months ended September 30, 2001 decreased to $13,809 or 67.7% of sales from $19,731 or 56.5% of sales for the nine months ended September 30, 2000.

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

The Company's operating expenses decreased to $1,278,372 for the nine months ended September 30, 2001 from $1,313,789 for the nine months ended September 30, 2000. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $312,351 for the nine months ended September 30, 2001 compared with $387,062 for the nine months ended September 30, 2000.

The Company incurred general and administrative costs in the amount of $966,021 for the nine months ended September 30, 2001 compared with $929,727 for the nine months ended September 30, 2000. Some of these general and administrative costs included the following: Professional fees in the amount of $36,990 for the nine-month period ending September 30, 2001 which decreased from $105,994 for the same period in 2000; Salaries and Wages which increased to $434,124 for the nine months ended September 30, 2001, compared with $414,861 for the nine months ended September 30, 2000; and Outside Management Consultant costs in the amount of $276,072 for the nine months ended September 30, 2001, compared to $265,348 for the nine months ended September 30, 2000.

The Company had net losses of $1,264,563 for the nine months ended September 30, 2001, down from $1,294,058 for the same period ended September 30, 2000. The losses were funded by various financings and short-term loans obtained during the year. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the nine months ended September 30, 2001, was $0.08, down from a loss of $0.011 per share for the same period in 2000.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $1,450 as of September 30, 2001, representing a decrease of $174,679 from cash as of September 30, 2000. The Company has outstanding loans payable with interest in the amount of $500,894 as of September 30, 2001.

The Company had accounts payable and accrued expenses in the amount of $288,839 as of September 30, 2001, compared to $52,325 as of September 30, 2000.

Cash used in operating activities for the nine months ended September 30, 2001 decreased to $1,046,094 down from $1,303,999 for the nine months ended September 30, 2000.

Cash used in investing activities for the nine months ended September 30, 2001 and 2000, was $25,449 and $36,268, respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to the difficult and slower than anticipated penetration into the highly competitive retail marketplace for its Safe4Hours brand antibacterial hand sanitizer. The Company anticipates spending approximately $272,000 over the three-month period remaining in the fiscal year ending December 31, 2001, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $16,000 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are expected to be obtained through private label sales of the polymer-based formulations as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. An additional $256,000 will need to be raised through additional debt or equity financing.

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

On October 5, 2001, as part of a loan conversion agreement, the Company issued 3,000,000 restricted common shares to two (2) accredited investors at a price of $0.10 per share as well as warrants for the purchase of 1,500,000 shares of common stock. pursuant to Section 4(2) of the 1933 Act.

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

At June 11, 2001, the record date for this meeting, there were 15,632,033 shares issued and outstanding. There were 1,831,530 shares represented in person or by proxy at this meeting.

It was resolved by a majority vote of the shareholders that the following individuals be elected to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws:

    1.     Terry  Howlett
    2.     Jost  Steinbruchel
    3.     Carol  Patterson  Neves

1,826,430 shares voted in favor of the directors and none opposed. There were 5,100 shares voting in abstention. There were also 1,150 shares withheld for the director exception for Carol Patterson Neves and 100 shares withheld for the director exception for Terry Howlett.

It was resolved further, that the articles of incorporation be amended to authorize 10 million preferred shares of Skinvisible, Inc. There were 1,818,780 shares voted in favor of the amendment to the articles of incorporation and 12,350 shares voted in opposition. In addition, there were 400 shares voting in abstention.


Item  5.     Other  Information:  None

Item  6.     Exhibits  and  Reports  on  Form  8-K.

    (a)     Exhibits:

            10.1     Loan  Conversion  Agreement  with  Robert  F.  Lutz
            10.2     Loan  Conversion  Agreement  with  Robert  F.  Lutz
            10.3     Loan  Conversion  Agreement  with  Lutz  Family
                     Irrevocable  Trust  1

     (b)     Reports  on  Form  8-K:  None

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE,  INC.

Date:  November  14,  2001         By: /s/ Terry  Howlett
                                   ------------------------------------
                                   Terry  Howlett
                                   President