Form 10KSB
period 2001-12-31
SKINVISIBLE INC
filed 2002-04-12
CIK 1085277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  fiscal  year  ended  December  31,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
        For  the  transition  period  from  __________  to  __________

        Commission  File  Number  0-25911

                                SKINVISIBLE, INC.
                                -----------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              88-0344219
------                                              ----------------
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

Revenues  for  2001  were  $55,800.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of February 28, 2002 is $1,099,560.

The number of shares of the issuer's Common Stock outstanding as of February 28, 2002 is 21,316,808.

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

ITEM  1.     Description  of  Business

Skinvisible, Inc. (the "Company") is focused on the research and development of innovative topical polymer-based delivery systems and related technologies for sale and/or license to established product manufacturers or commercializers of topically administered drug and over-the-counter ("OTC") treatment, cosmetic, and skincare formulations. The Company's vision is to develop multiple patentable polymer-based compositions and methodologies for manufacturing and production designed to create or significantly enhance product capabilities for existing and new customers. In doing so, the Company works both independently and in strategic alliances/collaborative ventures to investigate a wide range of potential value-added products and applications.

Under its long-term strategy, the Company intends to direct its ongoing energies and resources towards:

- Expanding research and development of its polymer-based delivery systems and technologies;


- Identifying additional applications and opportunities for its delivery systems, either independently or in collaboration with established manufacturing and/or marketing companies;

- Maximizing efforts for the licensing of its technologies and sale of its delivery systems for topically administered prescription Rx, OTC, cosmetic and skincare products.

The Company's shorter term strategy includes development and manufacturing of private label skincare and cosmetic products, including its clinically tested sunscreen formulation that allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements.

At the heart of the Company's delivery systems and related technologies is its proprietary process for combining water soluble and insoluble polymers to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, or other organic solvents, and to hold these active ingredients in close contact with the skin for extended periods of time. Its delivery systems and product formulations have the ability to bond active ingredients to the skin for up to four hours or more. They are non-occlusive and allow for normal skin respiration and perspiration while moisturizing and protecting against exposure from a wide variety of environmental irritants. The "invisible" polymer formulations wear off as part of the natural exfoliation process of the skin's outer layer cells. The Company's polymer-based delivery systems act as delivery vehicles for a variety of active agents.

In January 2002, the Company received trademark approval in the U.S. for the name "Invisicare" to identify its family of polymer delivery systems. It plans to file this trade name with the Cosmetic, Fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

The Company signed numerous Confidentiality/Non-Disclosure Agreements during 2001 and is presently undergoing negotiations or actively working with various customers, including established pharmaceutical and cosmetic manufacturers, relative to preliminary research and development, sales of polymer delivery systems, and/or production of formulations incorporating same.

Marketing of any or all existing or identified delivery systems, technologies, and formulations is subject to the Company's ability to obtain funding to successfully implement its corporate strategies, to proceed with its planned research & development, and achieve positive results in laboratory and clinical tests.

Results  of  Research  on  the  Company's  Products

The Company, through its wholly owned subsidiary Skinvisible Pharmaceuticals, Inc. ("SPI"), conducts in-house research, development and testing of its polymer delivery systems and a variety of formulations which incorporate them. In addition, where appropriate for validation and independent verification of marketing claims, it utilizes FDA-registered independent laboratories with extensive qualifications for carrying out investigative product studies, utilizing protocols incorporating Good Lab Practice and Good Clinical Practice ("GLP/GCP") standards.

To date, through recognized independent laboratories, the Company has extensively tested its antibacterial/anti-microbial formulations that incorporate its proprietary polymer delivery systems and technologies and utilize the active ingredient Triclosan 1%. Tests undertaken include Persistence (Duration of Action); Adherence to Skin's External Surface; Desorption Studies; Atomic Force Microscopy; Permeation Studies; Safety & Skin Sensitivity; Skin Moisturizing Ability; Antimicrobial Efficacy; Toxicology; and Product Stability & Aged Product Bio-Activity.

In January 2001, clinical tests were performed by Suncare Research Laboratories in Memphis, TN revealing that the Company's sunscreen formula produced successful results which allow labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. Under the Monograph the labeled SPF (Sun Protection Factor) of a "Very Water Resistant" sunscreen product is the "largest whole number that is excluded by a 95% confidence interval for the mean SPF after 80 minutes of water immersion." The Company's sunscreen formulation incorporating its proprietary delivery system combines water soluble and insoluble polymers without requiring conventional sunscreen delivery ingredients such as petrolatum, silicones or waxes. This is anticipated to be a significant advantage for sunscreen providers, and accordingly the Company is actively pursuing major established sunscreen manufacturers to license its technology and/or sell its polymer-based delivery system designed for sunscreens.

The Company is currently investigating and undergoing internal research to demonstrate the capabilities of its polymer delivery systems for the following topical applications that have been identified both independently and in conjunction with established product manufacturers or marketers.

*     Cosmetic  skincare  creams  &  lotions
*     Acne  treatment
*     Anti-microbial  burn-care  treatment
*     Eczema  and  psoriasis  treatment
*     Anti-fungal  treatment
*     Lip-care  products
*     Nail-care  products
*     Insect  repellants

In January 2000, the Company's wholly owned subsidiary, Skinvisible Pharmaceuticals, Inc. filed a patent application that focused on its delivery technology for dermal barrier compositions. In August 2001 Skinvisible Pharmaceuticals, Inc. filed an additional patent application that encompasses at least twelve structural variations for its topical polymer-based delivery systems, related technologies and manufacturing methods. The new application is significantly more extensive and includes drugs or other substances intended for the diagnosis, mitigation, treatment or prevention of skin diseases and conditions and/or skincare moisturizers, protectants, and repellants. The Company, however, can provide no assurance that either patent application will be approved or that patents will be issued.

Corporate  History  and  Subsidiaries

The Company is a Nevada corporation that was incorporated on March 5, 1998 under the name "Microbial Solutions, Inc.". On February 26, 1999, the Company filed an amendment to its articles of incorporation changing its corporate name to "Skinvisible, Inc."

The Company carries on its business through three wholly owned subsidiaries, as described below:

Name of Subsidiary       Date of Incorporation     Jurisdiction of Incorporation
--------------------     ---------------------     -----------------------------
Skinvisible
Pharmaceuticals,  Inc.   June  30, 1995                 Nevada
(formerly  Manloe
Labs  Inc.)

Safe4Hours,  Inc.        April  20,  2000               Nevada

Skinvisible
Pharmaceuticals
(Canada) Inc.            October 20, 1998               Canada
(federal)

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

Scientific  Advisory  Committee

The Company formed a Scientific Advisory Committee to advise its Board of Directors on research and development matters and scientific issues relative to the Company's products. The Company's Scientific Advisory Committee currently consists of Dr. Stuart Maddin, MD, FRCPC, Dr. Jim Roszell, PhD., and Bruce
Jezior. Dr. Maddin, a resident of Vancouver, British Columbia, is with the Faculty of Medicine, Division of Dermatology at the University of British Columbia. Dr. Roszell, the Company's full-time Chemist, is a doctoral chemist with experience in product formulation, experimental design, analysis, and method validation. Bruce Jezior is the inventor of the original proprietary polymer-based technology.

Members of the Scientific Advisory Committee, with the exception of Dr. Roszell, the Company's Chemist, spend only a minimal portion of their business time on the Company's business. They are consulted by the Company on an as needed basis relative to research and development matters. Members of the Scientific Advisory Committee do not conduct any research or development activity for the Company's products. Research and development of the Company's products is carried on by the Company itself and through independent laboratories, as discussed above in the section titled - "Results of Research on the Company's Products."

Research  and  Development  Expenditures

Since the acquisition of Skinvisible Pharmaceuticals, Inc. in 1998, the Company spent the following amounts on research and development activities:

          Year  Ended
          -----------
          December  31,  1998          $ 384,550
          December  31,  1999          $  68,228
          December  31,  2000          $  68,626
          December  31,  2001          $  39,840


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

SPI has the capacity to produce approximately 500 gallons of formulated product per day.

The various ingredients used for the Company's formulations are supplied by a number of different chemical manufacturers. Neither the Company nor SPI have any long-term contractual arrangements with any of its suppliers. Ingredients are available from alternate suppliers in the event that the Company is not able to obtain ingredients from its current suppliers.

Marketing  Efforts  and  Distribution  Methods  of  the  Products

On April 18, 2000, the Company's wholly owned subsidiary SPCI received its Establishment License from Health Canada - Therapeutic Products Program - which allows it to import and distribute SPI's polymer-based delivery system product formulations in Canada. SPCI entered into a Warehouse & Distribution Agreement with Western Drug Distribution Center Limited ("WDDC"), whereby that company provided warehouse facilities and services in Edmonton, Alberta for SPCI's imported products, and acted on its behalf for Canadian product distribution requirements. SPCI entered into a separate agreement dated April 14, 2000, with WDDC whereby it would sell its Medical Formula antimicrobial skin care protector to WDDC on a wholesale basis, and they in turn would retail the product to veterinarian clinics in Western Canada. Canadian sales were less than anticipated during the term of the contracts and both agreements were terminated consistent with the cancellation provisions in November 30, 2001.

During the quarter ended March 31, 2000, the Company completed clinical laboratory tests for a new spray formulation of its brand name Safe4Hours Antibacterial Hand Sanitizer. On April 20, 2000, the Company formed a subsidiary named Safe4Hours, Inc. for the purpose of marketing Safe4Hours products, initially targeting retail markets.

In October 2000, the Company commenced a retail test-marketing program for its Safe4Hours 2oz. spray formula in 250 corporate-owned outlets of a specialty
retailer  of  vitamins  and  nutritional  supplements.   In

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

The  Company  has  three  Sales  Agent  Agreements  with  Minnesota  based Glenn
Corporation, New Jersey based Ultra Chemical Inc., and California based Coast Chemical, Inc. for the marketing and sales of its polymer-based delivery systems to established manufacturers and providers of topically administered products in the cosmetic and personal care industries.

Through one of its Sales Agents, the Company has received and shipped several orders for one of its polymer delivery systems to a major cosmetic manufacturer for pilot testing of lip care and skincare products. The Company anticipates that this manufacturer will begin purchasing production quantities in the third quarter of 2002.

In January 2002, the Company received and shipped a private label order for twelve 55-gallon drums of its sunscreen formulations, as well as three skin moisturizing products incorporating its proprietary polymer system. The purchaser, a direct sales company, has requested the Company to reformulate twenty additional products. The Company earns product development fees for products formulated.

In the fourth quarter of 2001, the Company entered into an agreement with a Biotech company to incorporate their active ingredient into one of the Company's proprietary polymer systems. This new product development continued into the first quarter of 2002.

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

Competition

In terms of its current focus and long-term strategy, the Company's primary products have been identified as the licensing of its polymer-based delivery system technologies and sale of its delivery systems as ingredients for topically administered finished product applications in the prescription Rx and OTC treatment, cosmetic, and skincare formulations. Market research undertaken to date has indicated that at present there is reasonably limited competition for the Company's polymer-based delivery systems and related technologies; more specifically for delivery vehicles and technologies that offer the same performance capabilities for topically administered products. Two products and/or product developers identified as significant competitors have both been acquired by larger organizations during the past three years - in one case a competitive company was purchased by a significantly larger corporation who is presently utilizing the delivery system and technologies for internal finished product development; and in the second case, a competitive skincare delivery system and technology product was acquired by another company for continued marketing and sales purposes.

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

In the medical and healthcare arena, the market is largely dominated by competitive instant hand sanitizer products such as Prevacare (Johnson & Johnson) and Purell (GOJO Industries). Other identified competitive products in this arena include Pure Guard and BioShield.

Key  Employees

The  Company  has  1  employee,  its  President  and  SPI  currently  employs  3 individuals.  All  employees  of  the  Company  and SPI are full-time employees.

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

Government  Approvals  and  Regulation

State and federal authorities, most notably the Federal Food and Drug Administration, regulate the Company's products as they are used in final product formulations in both the Pharmaceutical and Cosmetic industries.

The Company is not subject to any significant or material environmental regulation in the normal operation of its business.

ITEM  2.     Description  of  Property

The Company's head office is located in premises leased by SPI at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120, where research & development, manufacturing, marketing and operational activities are carried on. The premises are comprised of 8,556 square feet of a mixed office and industrial facility, and are leased for a term of 4 years expiring on May 31, 2002. In connection with the lease arrangement, SPI is obligated to make rental payments of $7,095 per month with minimal annual increases of 3%. Minimum rental commitments under the lease for this property for the period from January 1, 2002 to May 31, 2002 are $35,475. Negotiations are currently underway for a renewal of the lease for these premises.

The Company does not lease or own any real estate or personal property, however; SPI leases its telephone systems and owns a number of personal property items, including certain manufacturing and laboratory equipment, computers, fax machines, office furniture and furnishings.

ITEM  3.     Legal  Proceedings

The Company is not a party to any material legal proceedings and, to the company's knowledge, no such proceedings are threatened or contemplated.

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

1.     Terry  Howlett
2.     Jost  Steinbruchel
3.     Carol  Patterson  Neves

The  following  was  the  result  of  the  election  of  directors:

                 Votes        Votes    Votes                      Broker
Nominee          For          Against  Withheld       Abstentions Non-Votes

Terry
Howlett          1,826,330    0         100           5,100        0

Jost
Steinbruchel     1,826,430    0           0           5,100        0

Carol
Patterson
Neves            1,825,280    0       1,150           5,100        0

It was resolved by a majority vote of the shareholders that the individuals listed above be elected to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.

It was resolved further, that the articles of incorporation be amended to authorize 10 million preferred shares of Skinvisible, Inc. There were 1,818,780 shares voted in favor of the amendment to the articles of incorporation and 12,350 shares voted in opposition. In addition, there were 400 shares voting in abstention.

No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 2001.

The Company's next annual meeting of shareholders is anticipated to be held sometime in May 2002.

                                     PART II

ITEM  5.     Market  for  Registrant's  Common  Equity  and Related Stockholders
Matters

Market  Information

The shares of Skinvisible, Inc. are currently trading on the OTC Bulletin Board under the stock symbol SKVI. The first day in which the Company's shares traded was January 8, 1999. The high and the low bids for the Company's shares for each quarter of actual trading were:

Quarter                      High          Low
----------                  ------        ------
1st  Quarter  2000          $4.13          $2.13
2nd  Quarter  2000          $2.38          $0.44
3rd  Quarter  2000          $1.06          $0.28
4th  Quarter  2000          $1.25          $0.31
1st  Quarter  2001          $0.66          $0.22
2nd  Quarter  2001          $0.40          $0.13
3rd  Quarter  2001          $0.28          $0.08
4th  Quarter  2001          $0.22          $0.08

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of February 28, 2002, Skinvisible, Inc. had approximately 165 registered shareholders. The Company has never issued any dividends and is unlikely to do so in the near future. There are no legal restrictions on the Company's ability to pay dividends on its common stock.

Recent  Sales  of  Unregistered  Securities
The following is a list of unregistered securities sold by the Company within the past fiscal year.

On February 27, 2001, the Company completed the issuance of 260,000 restricted shares of the common stock at a price of $0.40 per share to a total of thirteen
(13) accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. Skinvisible, Inc. also issued warrants for the purchase of 129,000 shares of the common stock. A commission in the amount of $10,400 was paid to 1 party in connection with the completion of this offering.

On March 29, 2001, as part of a loan conversion agreement, the Company issued 1,250,000 restricted common shares to one (1) accredited investor at a price of $0.40 per share as well as warrants for the purchase of 625,000 shares of common stock pursuant to Section 4(2) of the 1933 Act.

On June 1, 2001, as part of a loan conversion agreement, the Company issued 250,000 restricted common shares to one (1) accredited investor at a price of $0.20 per share as well as warrants for the purchase of 125,000 shares of common stock, pursuant to Section 4(2) of the 1933 Act.

On June 10, 2001, as part of a loan conversion agreement, the Company issued 750,000 restricted common shares to one (1) accredited investor at a price of $0.20 per share as well as warrants for the purchase of 325,000 shares of common stock, pursuant to Section 4(2) of the 1933 Act.

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

On October 5, 2001, as part of a loan conversion agreement, the Company issued 3,000,000 restricted common shares to two (2) accredited investors at a price of $0.10 per share as well as warrants for the purchase of 1,500,000 shares of common stock, pursuant to Section 4(2) of the 1933 Act.

On December 19, 2001, as part of a loan conversion agreement, the Company issued 1,000,000 restricted common shares to one (1) accredited investor at a price of $0.10 per share as well as warrants for the purchase of 500,000 shares of common stock, pursuant to Section 4(2) of the 1933 Act.

ITEM  6.     Management's  Discussion  and  Analysis  or  Plan  of  Operation

The Company currently intends to pursue the following plan of operations during the twelve-month period ending December 31, 2002:

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

The Company is presently undertaking a search for additional equity financing to cover anticipated expenses and expected operational losses; however, the Company cannot offer any assurance that such financing will be available.

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

The Company believes the above statements may be forward-looking statements. Actual results of the Company and the Company's actual plan of operations may differ materially from what is stated above. Factors which may cause the actual results of the Company or its actual plan of operations to vary include, among other things, decisions of the board of directors not to pursue a specific course of action based on its re-assessment of the facts or new facts, changes in the cosmetic and skincare business or general economic conditions and those other factors identified herein. The Company relies upon the protection afforded forward-looking statements provided by the laws and regulations provided under the United States Securities Act of 1933 and the Securities and Exchange Act of 1934.

The financial statements for the year 2001, which are a part of this document, present the Company's combined activities with those of its wholly owned subsidiaries.

Results  of  Operations

Fiscal  Year  End  December 31, 2001, Compared with Fiscal Year End December 31,
2000

The Company incurred general and administrative costs in the amount of $1,212,610 for the year 2001 compared with $1,281,661 for the year 2000. These general and administrative costs included professional fees in the amount of $42,418 for the year 2001, and $119,574 for the year 2000. Also included in theses costs were outside management consultant costs in the amount of $342,559 for the year 2001, compared with $469,781 for the year 2000. Management plans to take aggressive measures to reduce costs to a manageable level.

Research and development expenses were $39,840 for the year 2001, compared to $68,626 for the same period in 2000. The Company anticipates that research and development expenses will increase slightly during the year 2002, due to the testing of newly developed polymers and other polymer-based formulations.

The Company had accounts payable and accrued expenses in the amount of $424,094 as of December 31, 2001, compared to $159,503 as of December 31, 2000.

Depreciation and amortization expenses for the year 2001 were $78,798 compared to $76,278 for the same period in 2000. The increase was partially a result of the acquisition of some additional property and equipment as well as a re-evaluation of the Company's depreciation schedule for its property and equipment. The Company does not anticipate the need to purchase any new equipment in the foreseeable future.

The Company anticipates that future issuances of its equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues are lower than expected due to the difficult and slower than anticipated penetration into the highly competitive retail marketplace for its Safe4Hours brand antibacterial hand sanitizer. The Company anticipates spending approximately $940,000 over the twelve-month period ending December 31, 2002, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $747,000 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are expected to be obtained through private label sales of the polymer-based formulations, product development fees, as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. The additional $193,000 will be raised by additional debt or equity financing.

The Company is presently undertaking a search for additional equity financing to cover these anticipated expenses and expected operational losses; however, the Company has not, as yet, formalized or entered into any such arrangements, and cannot offer any assurance that such financing will be available. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations.

Liquidity  and  Capital  Resources

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had net losses of $1,558,692 for the year ended December 31, 2001, down from $1,881,540 for the year ended December 31, 2000. The losses were funded by various financings and short-term loans obtained during the year. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the year ended December 31, 2001, was $0.09, down from a loss of $0.15 per share for the year ended December 31, 2000.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

Total assets as of December 31, 2001, were $1,659,263 compared with $1,747,146 at December 31, 2000. The Company had cash of approximately $2,235 as of December 31, 2001, representing a decrease of $6,538 from cash as of December 31, 2000. During the twelve months ended December 31, 2001, the Company used $143,874 to pay off unsecured loans. The Company has outstanding loans payable with interest in the amount of $242,992 as of December 31, 2001. As difficulty continues with generating sufficient revenues to support operating costs, cash accounts will continue to decline.

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

Skinvisible,  Inc.
------------------

Name                                        Office(s)  Held
----                                        ---------------

Terry  Howlett                              Director,  President
Carol  Patterson  Neves                     Director
Jost  Steinbruchel                          Director
Jim  Pesklevits                             Secretary  &  Treasurer

Skinvisible  Pharmaceuticals,  Inc.
-----------------------------------

Name                                        Office(s)  Held
----                                        ---------------

Terry  Howlett                              Director,  President
Jim  Pesklevits                             Secretary  &  Treasurer

Safe4Hours,  Inc.
-----------------

Name                                        Office(s)  Held
----                                        ---------------

Terry Howlett                               Director, President, Secretary &
                                            Treasurer

Skinvisible  Pharmaceuticals  (Canada)  Inc.
--------------------------------------------

Name                                        Office(s)  Held
----                                        ---------------

Terry  Howlett                              President
Cheryl  Claeys                              Director, Secretary & Treasurer

Mr. Terry H. Howlett, (age 54) has been the Company's President & Director since March 5, 1998. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc. which marketed cosmetic and skin care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

Ms. Carol Patterson Neves, (age 66) has been the Company's Director since October 31, 2000. Ms. Neves has over 40 years of experience in financial markets. She worked with Merrill Lynch, Pierce, Fenner & Smith (New York) from 1955, to 1996, in a number of capacities including ten years as Vice
President/Senior Research Analyst and subsequently another ten years as First Vice President. She is a graduate of the Harvard Business School and received her MBA in Finance from New York University. Ms. Neves was elected to

``Institutional Investor Magazine's All-American Research Team'' for thirteen consecutive years; and in 1989 was named one of the world's top eight financial analysts by UK's ``Corporate Finance'' magazine. Ms. Neves currently provides financial analysis and conclusions to clients on a contractual fee basis

Jost Steinbruchel, (age 61) has been the Company's Director since February 17, 1999. Mr. Steinbruchel has operated his own company since 1984, in Geneva Switzerland specializing in financial engineering in international trade throughout a wide network of banking relations, principally in Europe, China, Australia and Africa. Previously, he spent 20 years of his professional career as an executive in international banking with Lloyds of London, Citicorp and Credit Suisse. Mr. Steinbruchel has a law degree from Sorboure, Paris.

Cheryl J. Claeys, (age 50) has been the Director and Secretary-Treasurer of Skinvisible Pharmaceuticals (Canada), Inc. since July 31, 2000. Ms. Claeys has worked as a business consultant to a variety of companies for the past thirteen years, predominately in the areas of corporate development, writing & communications; lease negotiation & management; project & facilities management; marketing; and general business organization. Previous to that she worked with a national real estate developer in Canada in a variety of capacities, including lease manager, corporate officer and manager of office services, and with a major telephone communications company as sales representative/consultant

Jim Pesklevits, (age 41) has been the Secretary & Treasurer of Skinvisible, Inc. and Skinvisible Pharmaceuticals, Inc. since March 30, 2001. Mr. Pesklevits studied at the University of British Columbia with the Certified General Accountants Association. He has worked as Office/Warehouse Manager for the three Western Canadian offices of W.S. Tyler (Canada), Inc. where he was responsible for the planning and implementation of a new fabrication plant in British Columbia. He was employed as Commissions Manager for Pure Life International Products before relocating to Nashville, Tennessee in 1994. In Nashville, Mr. Pesklevits worked as the Manager of Royalty Accounting for Word Entertainment, Inc. He was responsible for contract administration to artists, producers, publishers, songwriters and other record companies, as well as the administration of over $40 million in royalties annually. Mr. Pesklevits currently works full time for the Company.

Terms  of  Office

The Company's directors are appointed for one year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's by-laws. Officers of the Company are appointed by its board of directors and hold office until removed by the board.

Significant  Employees

The Company does not have any employees who are not directors or officers that are expected to make a significant contribution to the business.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.
--------------------------------------------------------------------------------
                                 Number      Transactions   Known  Failures
                                 of  Late    Not  Timely    To  File  a
Name and principal position      Reports     Reported       Required Form
--------------------------------------------------------------------------------
Terry  Howlett,  Director,          1          0            None
President,  CEO

Carol  Patterson  Neves,            1          0            None
Director

Jost  Steinbruchel,                 1          0            None
Director

James  Pesklevits
Secretary  &  Treasurer             1          0            None
--------------------------------------------------------------------------------

ITEM  10.     Executive  Compensation

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the last three fiscal years.


                           Annual Compensation Table
--------------------------------------------------------------------------------
                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                          Other                             All
                                          Annual                           Other
                                            Com-                            Com-
                                            pen-  Restricted                pen-
                     Fiscal                 sa-   Stock   Options/  LTIP    sa-
Name      Title      Year  Salary   Bonus   tion  Awarded SARs*(#)payouts($)tion
----      -----      ----  ------   -----  ------ ------- ------- --------- ----
Terry
Howlett   President  1999  $120,000 $0  $10,785       0   300,000     0      0
          Director   2000   120,000  0        0       0   300,000     0      0
                     2001    66,568  0        0       0   300,000     0      0

Carol     Director   2000  $      0  0        0       0    50,000     0      0
Patterson            2001         0  0        0       0         0     0      0
Neves

Jost      Director   1999  $      0  0  $11,000       0    50,000     0      0
Steinbruchel         2000         0  0        0       0    50,000     0      0
                     2001         0  0        0 100,000   100,000     0      0

Jan       Director   2000  $      0  0        0       0    50,000     0      0
Mellegers*           2001         0  0        0       0         0     0      0

James     Sec. Treas.2001    62,869 $0        0  60,000    50,000     0      0
Pesklevits

Cheryl    Director,  2000  $      0  0  $58,718       0    60,000     0      0
Claeys**  Sec. Treas.2001  $      0  0   54,225  60,000         0     0      0
(Canada)

Anthony   Past       1999  $      0  0   11,000       0    50,000     0      0
St. John  Director   2000  $      0  0        0       0         0     0      0

Jerry     Past       1999  $      0  0   12,000       0    50,000     0      0
Hodge     Director   2000  $      0  0        0       0         0     0      0

Howard    Past       1999  $      0  0   19,607       0    50,000     0      0
Thomson   Director   2000  $      0  0        0       0         0     0      0
          Sec. Treas.


In addition, certain of the officers are provided an automobile allowance for use of their vehicles for Company business and have and/or will receive stock options to purchase shares of the Company.

Stock  options  that  were  granted  to  previous officers and directors expired shortly  days  after  their  respective  resignation  dates.
---------------

* Jan Mellegers did not run for re-election as a Director at the Company's Annual General Meeting of the Shareholders of Skinvisible, Inc. held on July 20, 2001.

** The annual compensation listed above for Cheryl Claeys was in exchange for services rendered relative to business consulting, corporate development, and general communications, and was paid to her company CJ Claeys Consulting Services.

ITEM  11.     Security  Ownership  of  Certain  Beneficial Owners and Management

The following table sets forth, as of February 28, 2002, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and by the officers and directors of the Company individually and as a group. Except as otherwise indicated, all shares are owned directly.



                   Name and address        Amount of             Percent
Title of class     of beneficial owner     beneficial ownership  of class(1)
--------------     -------------------     --------------------  -----------
Common             Terry Howlett           1,075,000             5.04%
                   Director, President

Common             Carol Patterson Neves      50,000             0.23%
                   Director

Common             Jost Steinbruchel         400,000             1.88%
                   Director

Common             James Pesklevits          106,875             0.50%
                   Sec. Treasurer

Common             Cheryl Claeys              60,100             0.28%
                   Director (Canada)

Common             Lutz Family Trust.      6,117,500             28.70%

Common             All Officers and
                   Directors               1,691,975             7.94%
                   as a Group ( 4 persons)



(1) Based on 21,316,808 shares of common stock issued and outstanding as of February 28, 2002
--------------------------------------------------------------------------------
The following table shows the issued and outstanding stock options held by the officers and directors of the Company as of February 28, 2002. The options were granted in accordance with the adoption of the Stock Option plan of the Company on January 8, 1999.
                       Exercise
Name                   Price             No.  of  Options        Term of Option
----                   ---------------   ----------------        -------------
Terry  Howlett          $0.10               900,000              5  years
Carol Patterson Neves   $0.10                50,000              5  years
Jost  Steinbruchel      $0.10               200,000              5  years
Jim  Pesklevits         $0.10                50,000              5  years
Cheryl  Claeys          $0.10                60,000              5  years

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

None

Financial  Statements

The Company's audited financial statements as described below, are attached hereto.

1. Audited Consolidated Financial Statements for the periods ending December 31, 2001, and 2000, including:

  (a)   Independent  Auditors'  Report;

  (b)   Consolidated  Balance  Sheet;

  (c)   Consolidated  Statement  of  Operations  and  Accumulated  Deficit;

  (d)   Consolidated  Statement  of  Changes  in  Shareholders'  Equity;

  (e)   Consolidated  Statement  of  Cash  flows;

  (f)   Notes  to  Consolidated  Financial  Statements

                                SKINVISIBLE, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2001 AND 2000

                                       WITH

                        INDEPENDENT AUDITOR'S REPORT THEREON

                          INDEPENDENT AUDITORS' REPORT

To  the  Board  of  Directors
Skinvisible,  Inc.

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries as of December 31, 2001, and 2000 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. and subsidiaries as of December 31, 2001, and 2000, and the results of their operations, changes in stockholders' equity and cash flows for the year ended December 31, 2001, and 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Sarna  &  Company
Westlake  Village,  California
March  20,  2002

                  SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET

                               ASSETS
                                              DECEMBER  31
                                              ------------
                                          2001           2000
                                          -------------------
Current Assets
  Cash                                    $   2,335  $    8,873
  Accounts Receivable                         7,904      10,441
  Inventory                                 124,328     141,354
  Prepaid Expenses                            3,321      12,772
  Prepaid License Fee                        50,000      50,000
----------------------------------------------------------------
    Total Current Assets                    187,888     223,440
Property and Equipment
  Furniture and Equipment                   135,434     135,299
  Laboratory Build-Out                      332,318     323,518
----------------------------------------------------------------
    Total Property and Equipment            467,752     458,817
    Less Accumulated Depreciation          (214,634)   (135,836)
                                          ----------------------
     Net Property and Equipment             253,118     322,981

Other Assets
       - Exclusive Distribution Rights      200,000     200,000
       - Patents & Trademarks                17,532           0
       - Prepaid Royalty                  1,000,000   1,000,000
       - Deposits                               725         725
                                          ----------------------
  Total Other Assets                      1,218,257   1,200,725
                                          ----------------------
TOTAL ASSETS                              1,659,263  $1,747,146
                                          ======================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
   and Accrued Expenses                    $424,094 $   159,503
  Loan Payable                              242,992     243,374
                                           ---------------------
    Total Current Liabilities               667,086     402,877
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    21,052,033 and 14,122,033
    shares issued                            21,052      14,122
  Additional paid in capital              8,561,448   7,361,778
  Accumulated Deficit                    (7,590,323) (6,031,631)
                                          ----------------------
    Total Stockholders' Equity              992,177   1,344,269

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    1,659,263 $ 1,747,146
                                          ======================


                 See Notes to Consolidated Financial Statements


                     SKINVISIBLE,  INC.  AND  SUBSIDIARIES
      CONSOLIDATED  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT


                                                          YEAR  ENDED
                                                          DECEMBER  31
                                                        2001        2000
                                                      ----------------------
Revenues                                               $ 55,800  $   37,629

Cost of Sales
  Beginning Inventory                                   141,354     149,150
  Purchases                                              12,888      24,095
                                                      ----------------------
  Total Available                                       154,242     173,245
  Less:  Ending Inventory                              (124,328)   (141,354)
         Sample Distribution                            (21,629)    (15,021)
                                                      ----------------------
Total Cost of Sales                                       8,285      16,870
                                                      ----------------------

Gross Profit                                             47,515      20,759
Operating Expenses                                   (1,606,207) (1,902,299)
                                                     -----------------------
Loss Before Provision for
  Income Taxes                                       (1,558,692) (1,881,540)
Provision for Income Taxes                                   (0)         (0)
                                                     -----------------------
Net Loss                                             (1,558,692) (1,881,540)

Accumulated Deficit, Beginning
  of Year                                            (6,031,631) (4,150,091)
                                                     -----------------------

Accumulated Deficit, End of Year                     (7,590,323)$(6,031,631)
                                                     =======================

Net Loss per Share                                   $    (0.09)$     (0.15)
                                                     =======================

Weighted Average Shares Outstanding                  16,992,033  12,562,972
                                                     =======================

                 See Notes to Consolidated Financial Statements


                     SKINVISIBLE,  INC.  AND  SUBSIDIARIES
      CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

                                                     YEAR  ENDED
                                                    DECEMBER  31
                                                  2001       2000
-------------------------------------------------------------------------
Shares of Common Stock Issued:
  Beginning Balance                               14,122,000 11,453,000
    Issuance Pursuant to:
       Stock Offering                              6,930,000  2,556,000
       Stock Option Plan                                   0     57,333
       Contract Settlements                                0     55,700
                                                  ---------- -----------

  Ending Balance                                  21,052,033 14,122,033
                                                  ========== ===========


Common Stock Par Value
  Beginning Balance                               $   14,122 $   11,453
    Issuance Pursuant to:
       Stock Offering                                  6,930      2,556
       Royalty Payment Agreement                           0          0
       Stock Option Plan                                   0         57
       Contract Settlements                                0         56
                                                  ---------- -----------
  Ending Balance                                      21,052     14,122
                                                  ---------- -----------
Additional Paid in Capital
  Beginning Balance                                7,361,778   5,983,747
    Issuance Pursuant to:
       Stock Offering                              1,199,670   1,246,594
       Stock Option Plan                                   0      97,943
       Contract Settlements                                0      33,494
                                                  ---------- -----------
  Ending Balance                                   8,561,448   7,361,778
                                                  ---------- -----------
Accumulate Deficit
  Beginning Balance                               (6,031,631) (4,150,091)
  Net Loss                                        (1,558,692) (1,881,540)
                                                  ---------- -----------
  Ending Balance                                  (7,590,323) (6,031,631)
                                                  ---------- -----------
Total Stockholders' Equity                        $  992,177 $ 1,344,269
                                                  ========== ===========


                 See Notes to Consolidated Financial Statements

                    SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                                           YEAR  ENDED
                                                           DECEMBER  31
------------------------------------------------------------------------

Cash Flows from Operating Activities:
   Net Loss                                      $(1,558,692) $(1,881,540)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                   78,798       76,278
         (Increase) Decrease in:
           Accounts Receivable                         3,992         (363)
           Inventory                                  17,026        7,796
           Advances                                   (1,455)      (2,622)
     Other Assets - Prepaid Expenses                   9,451      (12,772)
                        - Prepaid Expenses           (12,772)           0
                        - Deposits                         0        4,786
           Increase (Decrease) in:
           Accounts Payable and
             Accrued Expenses                        264,591       72,182
                                                   -----------------------
     Net Cash Used by Operating Activities        (1,186,289)  (1,736,255)
Cash Flows from Investing Activities:
   Purchases of Property and Equipment                (8,935)     (36,268)
   Patents & Trademarks                              (17,532)           0
                                                   -----------------------
     Net Cash Used by Investing Activities           (26,467)     (36,268)

Cash Flows from Financing Activities:

   Payment of Loan Principal                            (382)    (497,762)
   Net Proceeds from the Issuance of
     Common Stock                                  1,206,600    1,380,700
                                                   -----------------------
     Net Cash Provided by Financing Activities     1,206,218      882,938
                                                   -----------------------

Net Increase (Decrease) in Cash                       (6,538)    (889,585)
Cash at Beginning of Year                              8,873      898,458
                                                   -----------------------
Cash at End of Year                                $   2,335    $   8,873
                                                   =======================
Supplemental Disclosure:
   Interest Paid                                   $  29,722    $  19,379
                                                   =======================

                 See Notes to Consolidated Financial Statements

                       SKINVISIBLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

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

Basis  of  Presentation
-----------------------

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

                       SKINVISIBLE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

Use  of  Estimates
------------------

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Pro  Forma  Compensation  Expense
---------------------------------

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements for the period ended December 31, 2001.

Inventories
-----------

Inventories are accounted for on an average cost first-in first-out basis. Inventory at any given time consists of raw materials, products and packaging held for resale.

Property  and  Equipment
------------------------

Property  and  equipment  are  stated  at  historical  cost.

Depreciation,  Amortization  and  Capitalization
------------------------------------------------

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

                      SKINVISIBLE, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  CONTINUED
------------------------------------------------------------------------

Income  Taxes
-------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per  Share  Information
-----------------------

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period. The effect of common stock equivalents would be antidilutive and is not included in net loss per share calculations.


NOTE  2  -  PROVISION  FOR  INCOME  TAXES
-----------------------------------------

The provision for income taxes for the periods ended December 31, 2001, and 2000 represents the minimum state income tax expense of the Company, which is not considered significant.


NOTE  3  -  LOAN  PAYABLE
-------------------------

During the periods ended December 31, 2001, and 2000 the Company had unsecured loans payable with an interest rate of 10% per annum. As of December 31, 2001, outstanding loans payable with interest were in the amount of $242,991.

                       SKINVISIBLE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE  4  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Operating  Leases
-----------------

The company leases 8556 square feet of manufacturing and office space under a non-cancelable operating lease. This operating lease terminates on May 31, 2002. In connection with the lease arrangement, the Company is obligated to make rental payments of $7095 per month until the termination date of the lease.

As at December 31, 2001, the total future rental commitment for the remainder of the lease term is in the amount of $35,475.

The  company  is  currently  negotiating  a  renewal  of  the  lease.

Litigation
----------

In July 2000, the Company was served as a defendant in a lawsuit case involving S&S PARTNERS, JAZOR LABORATORY GROUP, INC./BRUCE JEIZOR, and MANLOE, INC./ROGER HOCKING; however, the Company was of the opinion that the facts in relation to Skinvisible, Inc. were misrepresented and that Skinvisible, Inc. should not have been a party to this litigation. A hearing for the case was held on November 3, 2000, and the case was dismissed; however, the case was pending an appeal. The appeal for the plaintiff was unsuccessful and the Company has been provided with a general release, which concludes this matter.

In September 2001, the Company was served as a defendant in a lawsuit involving Great America Leasing Corporation. The case relates to the lease of a telephone system and is expected to be settled out of court. In the event that Skinvisible is affected by this lawsuit, the Company does not believe that the outcome will have any material financial impact.

Licensing,  Royalty  and  Consulting  Agreements
------------------------------------------------

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determines will enhance the Company's ability to market innovative products in a competitive field.

At December 31, 2001, the company has future royalty payment commitments totaling approximately $784,000.

NOTE  5  -  STOCK  OPTIONS
--------------------------

During the period ended December 31, 2001, the Company had outstanding stock options with exercise prices ranging from $0.10 to $1.00 per share, as incentives for employee and consultant performance. Options on 1,807,000 shares of common stock were outstanding at December 31, 2001. The exercise of any or all of these options would cause reported losses per share to decrease.

NOTE  6  -  GOING  CONCERN
--------------------------

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

The Company anticipates spending approximately $940,000 over the twelve-month period ending December 31, 2002, in pursuing its plan of operations. Of this amount, the Company anticipates that approximately $747,000 will be realized from operating revenues after deduction of costs of goods sold, and existing cash reserves. These revenues are anticipated to be obtained through private label sales of the polymer-based formulations as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery systems technologies. The additional $193,000 will need to be raised by additional debt or equity financing.

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

Skinvisible,  Inc.


     /s/  Terry Howlett
     ___________________________________
     By:  Terry  Howlett,  Director,  President  and  CEO
     Date:     April  9,  2002



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     /s/ Jost  Steinbruchel
     ___________________________________
     Jost  Steinbruchel,  Director
     Date:     April  9,  2002



     /s/ Carol  Patterson  Neves
     ___________________________________
     Carol  Patterson  Neves,  Director
     Date:     April  9,  2002


     /s/ Jim  Pesklevits
     ___________________________________
     Jim  Pesklevits,  Principal  Financial  Officer
     Date:     April  9,  2002