Form 10QSB
period 2002-03-31
SKINVISIBLE INC
filed 2002-05-15
CIK 1085277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2002

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 24,566,808 shares of Common Stock as of April 30, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                          PART I  FINANCIAL INFORMATION

Item  1.          Financial  Statements

GENERAL

The Company's unaudited financial statements for the three months ended March 31, 2002 are included with this Form 10-QSB. The unaudited financial statements for the three months ended March 31, 2002 include:

(a) Consolidated Balance Sheet as of March 31, 2002, March 31, 2001 and December 31, 2001;
(b) Consolidated Statement of Operations and Accumulated Deficit - Three months ended March 31, 2002 and March 31, 2001;
(c)  Consolidated  Statement  of  Changes in Shareholders' Equity - Three months ended  March  31,  2002  and  March  31,  2001;
(d) Consolidated Statement of Cash flows - Three months ended March 31, 2002 and March 31, 2001

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.


                    SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                                          MARCH  31        DECEMBER  31
                                          ---------        ------------
                                     2002        2001        2001
                                     -------------------  ----------


Current Assets                    (unaudited) (unaudited)  (audited)
  Cash                                1,455     $ 3,480     $ 2,335
  Accounts Receivable                 9,668       9,199       7,904
  Inventory                         118,126     140,797     124,328
  Prepaid Expenses                    2,901       9,529       3,321
  Prepaid License Fee                50,000      50,000      50,000
                                 ----------------------------------
  Total Current Assets              182,150     213,005     187,888


Property and Equipment
  Furniture and Equipment           135,434     135,434     135,434
  Laboratory Build-Out              332,318     323,518     332,318
                                 ----------------------------------
    Total Property and Equipment    467,752     458,952     467,752
    Less Accumulated Depreciation  (234,743)   (155,341)   (214,634)
                                 ----------------------------------
Net Property and Equipment          233,009     303,611     253,118

Other Assets
       - Exclusive Distribution
         Rights                      200,000     200,000     200,000
       - Patents & Trademarks         18,232           0      17,532
       - Prepaid Royalty           1,000,000   1,000,000   1,000,000
       - Deposits                        725         725         725
                                ------------------------------------
                                   1,218,957   1,200,725   1,218,257
                                ------------------------------------
TOTAL ASSETS                       1,634,116 $ 1,717,341 $ 1,659,263
                                =====================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
  and Accrued Expenses               513,322  $   99,910  $  424,094
Loan Payable                         333,681     157,143     242,992
                                -------------------------------------
Total Current Liabilities            847,003     257,053     667,086
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    21,316,808, 15,632,033 and
    21,052,033 shares issued          21,317      15,632      21,052
  Additional paid in capital       8,587,661   7,903,868   8,561,448
  Accumulated Deficit             (7,821,865) (6,459,212) (7,590,323)
                                -------------------------------------
Total Stockholders' Equity           787,113   1,460,288     992,177
                                -------------------------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY             1,634,116  $1,717,341  $1,659,263
                                =====================================


                       SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                                 CONSOLIDATED
                STATEMENT  OF  OPERATIONS  AND  ACCUMULATED  DEFICIT
                                   (unaudited)

                                                       THREE  MONTHS  ENDED
                                                            MARCH  31
                                                       2002        2001
                                                      -----------------------
Revenues                                               $  55,620 $     6,009

Cost of Sales
  Beginning Inventory                                    124,328     143,047
  Purchases                                               10,611       4,277
                                                      -----------------------
     Total Available                                      134,939     147,324
  Less:  Ending Inventory                               (118,126)   (140,797)
         Sample Distribution
& Inventory Adjustments                                       (7)     (4,786)
                                                      -----------------------
Total Cost of Sales                                       16,806       1,741
                                                      -----------------------

Gross Profit                                              38,814       4,268

Operating Expenses                                      (270,356)   (431,849)
Loss Before
  Provision for
  Income Taxes                                          (231,542) (  427,581)

Provision for Income Taxes                                    (0)         (0)
                                                      ------------------------

Net Loss                                                (231,542) (  427,581)

Accumulated Deficit, Beginning
  Of Period                                           (7,590,323) (6,031,631)
                                                      ------------------------

Accumulated Deficit,
  End of Period                                       (7,821,865)$(6,459,212)

                                                      ========================

Net Loss per Share                                         $(.01)      $(.04)
                                                      ========================
Weighted Average
Shares Outstanding                                    21,311,675  11,438,473
                                                      ========================


                 SKINVISIBLE,  INC.  AND  SUBSIDIARIES
       CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
                              (unaudited)
                                                       THREE  MONTHS  ENDED
                                                            MARCH  31

                                                        2002       2001
-------------------------------------------------------------------------
Shares of Common Stock Issued:
  Beginning Balance                                21,052,033 14,122,033
    Issuance Pursuant to:
       Stock Offering                                       0  1,510,000
       Stock Option Plan                              264,775          0
                                                 -----------------------
  Ending Balance                                   21,316,808 15,632,033
                                                 =======================


Common Stock Par Value
  Beginning Balance                               $    21,052 $   14,122
    Issuance Pursuant to:
       Stock Offering                                       0      1,510
       Stock Option Plan                                  265          0
                                               -------------------------
  Ending Balance                                       21,317     15,632
                                               -------------------------
Additional Paid in Capital
  Beginning Balance                                 8,561,448  7,361,778
    Issuance Pursuant to:
       Stock Offering                                       0    542,090
       Stock Option Plan                               26,213          0
                                               -------------------------
  Ending Balance                                    8,587,661  7,903,868
                                               -------------------------
Accumulate Deficit
  Beginning Balance                                (7,590,323)(6,031,631)
  Net Loss                                           (231,542)(  427,581)
                                               -------------------------
  Ending Balance                                   (7,821,865)(6,459,212)
                                               -------------------------
Total Stockholders' Equity                         $  787,113 $1,460,288
                                              ==========================

                       SKINVISIBLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                                        THREE  MONTHS  ENDED
                                                             MARCH  31
                                                         2002       2001
                                                         ---------------
Cash  Flows  from  Operating  Activities:

   Net  Loss                                      $(  231,542) $ ( 427,581)
   Adjustments  to  Reconcile Net Income to
    Net  Cash  Provided by Operating Activities
       Depreciation                                    20,109       19,505
         (Increase)  Decrease  in:
           Accounts  Receivable                        (3,952)       1,847
           Inventory                                    6,202          557
           Advances                                     2,188         (605)
           Other  Assets  -
                             Prepaid  Expenses            420        3,243
                          -  Deposits                       0            0
           Increase  (Decrease)  in:
           Accounts  Payable  and
             Accrued  Expenses                         89,228      (40,450)
                                                   ----------   -----------

     Net  Cash  Used  by  Operating  Activities      (117,347)    (443,484)

Cash  Flows  from
 Investing  Activities:
   Patents  &  Trademarks                                (700)           0
   Purchases  of  Property
    and  Equipment                                          0         (135)
                                                    ---------   -----------

     Net  Cash  Used  by
      Investing  Activities                              (700)        (135)

Cash  Flows  from
 Financing  Activities:

   Payment  of  Loan  Principal                        90,689     (105,374)
   Net  Proceeds  from
     the  Issuance  of
     Common  Stock                                     26,478      543,600
                                                    ---------   -----------

     Net  Cash  Provided
      by  Financing  Activities                       117,167      438,226
                                                    ---------   -----------
Net  Increase  (Decrease)  in  Cash                      (880)      (5,393)
Cash  at  Beginning  of  Period                         2,335        8,873
                                                    ---------   -----------
Cash  at  End  of  Period                           $   1,455        3,480
                                                    ---------   -----------
Supplemental  Disclosure:
   Interest  Paid                                   $   5,719   $   10,265
                                                    ==========  ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Skinvisible, Inc. (the "Company") is focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating its proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. The Company's primary marketing objectives are to license its technologies and/or sell its delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products to provide enhanced performance capabilities.

When topically applied, products incorporating the Company's delivery systems adhere to the skin's outer layers, forming a protective bond, resisting wash-off, and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. Proven or potential applications identified to date include antimicrobial hand sanitizers, suncare and lipcare formulations, skincare moisturizers, anti-fungals, insect repellents, and acne, eczema and psoriasis treatment applications.

The Company's short-term strategy includes revenue generation from private label business opportunities for its antimicrobial hand sanitizer formulations. The Company is also offering private label opportunities for its clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements.

In January 2002 the Company received trademark approval in the U.S. for the name "Invisicare" to identify its family of polymer delivery systems. The Company plans to file this trade name with the Cosmetic, fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

It is the Company's intention to direct its ongoing energies and resources towards:

* Expanding research and development of its Invisicare delivery systems and related technologies;

* Identifying additional applications and opportunities for its Invisicare delivery systems, either independently or in collaboration with established manufacturing and/or marketing companies;

* Maximizing efforts for the licensing of its technologies and/or sale of its Invisicare delivery systems to manufacturers/marketers of topically administered Rx prescription, over-the-counter, cosmetic, and skincare products.

The Company is pursuing potential business opportunities, strategic alliances and collaborations directly and through sales agents/brokers. In this activity, the Company has targeted Rx pharmaceutical, over-the-counter, cosmetic, healthcare, and other brand manufacturers.

The Company has entered into a number of Confidentiality/Non-Disclosure Agreements during 2001 and is presently undergoing negotiations or actively working with a variety of existing or potential customers for the purpose of developing or selling its products.

Patent  Applications:

The Company filed a patent application in August 2001 for its Invisicare topical compositions and its methodology for manufacturing and utilization of numerous delivery systems and related applications.

In January 2000 the Company filed a patent application for its antimicrobial dermal barrier formulation, which utilized one of the Invisicare delivery systems. This initial application was intended to obtain patent protection for the Company's original finished skin protector product.

Background  &  History  of  Operations:

At its inception, the Company's strategy was to develop and market a line of antimicrobial protective hand-care products that incorporated its proprietary polymer emulsion invention. These finished products were intended for a variety of industries, including medical, food service, industrial, salon, and personal-care markets. The Company also marketed and sold its antibacterial/antimicrobial skincare sanitizers under the trade name Safe4Hours to the retail/commercial market.

After extensive ongoing market investigations, analysis of regulatory requirements and strategic planning and evaluation, the Company subsequently determined that the highest and best use of its resources would be achieved by focusing on development of topical polymer-based delivery systems and related technologies, rather than pursuing the commercialization of its own antimicrobial and/or dermal barrier formulations that would require extensive lead-times and regulatory processes for each product application, significant human and financial resources for a variety of specialized markets, and extensive marketing efforts to compete in a saturated marketplace dominated by large established suppliers.

The Company redefined its long-term strategies and objectives to focus on independent and collaborative research & development of its Invisicare polymer delivery systems and related technologies for a variety of product applications.

RESULTS  OF  OPERATIONS

Net revenue for the three months ended March 31, 2002 increased to $55,620 from $6,009 for the three months ended March 31, 2001. This increase in revenue was mainly due to private label sales, product development fees charged to other pharmaceutical companies, and polymer sales to cosmetic manufacturers through the Company's sales agent/broker network. This is in line with the Company's re-directed focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or licensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

Gross profit for the three months ended March 31, 2002 increased to $38,814 from $4,268 for the three months ended March 31, 2001.

The Company's operating expenses decreased to $270,356 for the three months ended March 31, 2002 from $431,849 for the three months ended March 31, 2001. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $48,731 for the three months ended March 31, 2002 compared with $129,840 for the three months ended March 31, 2001.

The Company incurred general and administrative costs in the amount of $221,625 for the three months ended March 31, 2002 compared with $302,009 for the three months ended March 31, 2001. Some of these general and administrative costs included the following: Professional fees in the amount of $8,802 for the three months ended March 31, 2002 compared to $7,414 for the same period in 2001; Salaries and Wages which decreased to $122,876 for the three months ended March 31, 2002, compared with $136,240 for the three months ended March 31, 2001; and Outside Management Consultant costs in the amount of $16,542 for the three months ended March 31, 2002, compared to $92,399 for the three months ended March 31, 2001.

The Company had net losses of $231,542 for the three months ended March 31, 2002, down from $427,581 for the same period ended March 31, 2001. The losses were funded by various financings and short-term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the three months ended March 31, 2002, was $0.01, down from a loss of $0.03 per share for the same period in 2001.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its operating expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $1,455 as of March 31, 2002, compared to $3,480 as of March 31, 2001. The Company has outstanding loans payable with interest in the amount of $333,681 as of March 31, 2002.

The Company had accounts payable and accrued expenses in the amount of $513,322 as of March 31, 2002, compared to $99,910 as of March 31, 2001. Until revenues increase or the Company receives additional funding, certain creditors and employees have agreed to defer receipt of payments or salaries, respectively. This accounts for the rise in our accounts payable and accrued expenses.

Cash used in operating activities for the three months ended March 31, 2002 decreased to $117,347 down from $443,484 for the three months ended March 31, 2001. This can be mainly attributed to a decrease in the use of outside consultants, a decrease in staffing, and an increase in accounts payable and accrued expenses as outlined in the previous paragraph.

Cash used in investing activities for the three months ended March 31, 2002 and 2001, was $700 and $135 respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to clear up some of its debt and continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues have increased slightly due to the Company's re-directed focus of pursuing private label business opportunities, charging product development fees, as well as sales of its polymer delivery systems. The Company will continue with these efforts as well as pursue possible licensing of its delivery systems to established manufacturers in the cosmetic, over-the-counter, and pharmaceutical skincare markets. The Company periodically revises its plan of operations as new situations arise. Over the next nine months remaining in the fiscal year ending December 31, 2002, the Company expects to realize approximately $732,000 from operating revenues after deduction of costs of goods sold, and existing cash reserves. These projected revenues are comprised of private label sales of the polymer-based formulations, product development fees, as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. In that same nine-month period, the Company anticipates incurring approximately $698,000 in operating expenses. Any revenues that fall short of these projections will need to be raised through additional debt or equity financing.

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

Item  2.     Changes  in  Securities  and  Use  of  Proceeds

In January 2002, the Company issued a total of 264,775 shares of common stock to four (4) employees and one (1) consultant upon the exercise of their stock options granted pursuant to the Company's incentive stock option plan. These shares were issued at a price of $0.10 per share, for a total purchase price of $26,477.50.

On April 26, 2002, in consideration for services provided to the Company, a total of 1,250,000 restricted common shares were issued to three (3) directors and three (3) employees of the Company.

On April 26, 2002, as part of a loan conversion agreement, the Company issued 2,000,000 restricted common shares to one (1) accredited investor at a price of $0.05 per share as well as warrants for the purchase of 1,000,000 shares of common stock.

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


SKINVISIBLE,  INC.

Date:  May  14,  2002              By:  /s/ Terry Howlett
                                   ---------------------------------
                                   Terry Howlett
                                   President