Form 10-Q
period 2002-06-30
SKINVISIBLE INC
filed 2002-08-14
CIK 1085277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

For  the  quarterly  period  ended  June  30,  2002

[ ]     Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of  1934

     For  the  transition  period  from  __________  to  __________

     Commission  File  Number  0-25911

                                SKINVISIBLE, INC.
                -------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)
    -------------------------------------------------------------------------

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

                                  702-433-7154
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

     (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,566,808 shares of Common Stock as of July 31, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                          PART I  FINANCIAL INFORMATION

Item  1.          Financial  Statements

GENERAL

The Company's unaudited financial statements for the six months ended June 30, 2002 are included with this Form 10-QSB. The unaudited financial statements for the six months ended June 30, 2002 include:

(a) Consolidated Balance Sheet as of June 30, 2002, June 30, 2001 and December 31, 2001;
(b)     Consolidated  Statement  of  Operations  and  Accumulated  Deficit - Six
months  ended  June  30,  2002  and  June  30,  2001;
(c) Consolidated Statement of Changes in Shareholders' Equity - Six months ended June 30, 2002 and June 30, 2001;
(d) Consolidated Statement of Cash flows - Six months ended June 30, 2002 and June 30, 2001

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.



                       SKINVISIBLE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                   JUNE  30        DECEMBER  31
                                              2002          2001          2001
                                         (unaudited)   (unaudited)     (audited)
                                      ---------------------------     ---------
Current Assets
  Cash                                 $       583   $     1,400   $     2,335
  Accounts Receivable                       33,482         3,268         7,904
  Inventory                                114,946       138,973       124,328
  Prepaid Expenses                           1,385         5,590         3,321
  Prepaid License Fee                       50,000        50,000        50,000
                                       ------------  ------------  ------------
  Total Current Assets                     200,396       199,231       187,888
Property and Equipment
  Furniture and Equipment                  134,999       135,434       135,434
  Laboratory Build-Out                     268,754       323,518       332,318
                                       ------------  ------------  ------------
    Total Property and Equipment           403,153       458,952       467,752
    Less Accumulated Depreciation         (186,611)     (174,846)     (214,634)
                                       ------------  ------------  ------------
Net Property and Equipment                 216,542       284,106       253,118

Other Assets - Exclusive Distribution
    Rights                                 200,000       200,000       200,000
- Patents & Trademarks                      23,003             0        17,532
- Prepaid Royalty                        1,000,000     1,000,000     1,000,000
- Deposits                                     225           725           725
                                       ------------  ------------  ------------
                                         1,223,228     1,200,725     1,218,257
                                       ------------  ------------  ------------

TOTAL ASSETS                           $ 1,640,166   $ 1,684,062   $ 1,659,263
                                       ============  ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
  and Accrued Expenses                 $   542,785   $   213,129   $   424,094
Loan Payable                               232,622       213,291       242,992
                                       ------------  ------------  ------------
Total Current Liabilities                  775,407       426,420       667,086
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    27,566,808, 16,832,033 and
    21,052,033 shares issued                27,567        16,832        21,052
  Additional paid in capital             8,893,911     8,135,648     8,561,448
  Accumulated Deficit                   (8,056,719)   (6,894,858)   (7,590,323)
                                       ------------  ------------  ------------
Total Stockholders' Equity                 864,759     1,257,642       992,177
                                       ------------  ------------  ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                 $ 1,640,166   $ 1,684,062   $ 1,659,263
                                       ============  ============  ============




                       SKINVISIBLE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (unaudited)

                                           SIX  MONTHS  ENDED
                                                 JUNE  30
                                            2002          2001
                                           -------------------
Revenues                             $   106,859   $    19,733

Cost of Sales
  Beginning Inventory                    124,328       141,354
  Purchases                               17,538         6,048
                                     ------------  ------------
    Total Available                      141,866       147,402
  Less:  Ending Inventory               (114,946)     (138,973)
         Sample Distribution
         & Inventory Adjustments            (137)       (2,318)
                                     ------------  ------------
Total Cost of Sales                       26,783         6,111
                                     ------------  ------------

Gross Profit                              80,076        13,622

Operating Expenses                      (546,472)     (876,849)
                                     ------------  ------------
Loss Before Provision for
  Income Taxes                          (466,396)     (863,227)

Provision for Income Taxes                    (0)           (0)
                                     ------------  ------------

Net Loss                                (466,396)   (  863,227)

Accumulated Deficit, Beginning
  Of Period                           (7,590,323)   (6,031,631)
                                     ------------  ------------

Accumulated Deficit, End of Period   $(8,056,719)  $(6,894,858)
                                     ============  ============

Net Loss per Share                   $      (.02)  $      (.06)
                                     ============  ============

Weighted Average Shares Outstanding   23,439,241    15,332,033
                                     ============  ============



                       SKINVISIBLE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (unaudited)
                                   SIX  MONTHS  ENDED
                                         JUNE  30
                                    2002         2001
                                    ------------------


Shares of Common Stock Issued:
  Beginning Balance              21,052,033    14,122,033
    Issuance Pursuant to:
       Stock Offering             6,250,000     2,730,000
       Stock Option Plan            264,775             0
                                ------------  ------------

  Ending Balance                 27,566,808    16,852,033
                                ============  ============


Common Stock Par Value
  Beginning Balance             $    21,052   $    14,122
    Issuance Pursuant to:
       Stock Offering                 6,250         2,730
       Stock Option Plan                265             0
                                ------------  ------------

  Ending Balance                     27,567        16,852
                                ------------  ------------


Additional Paid in Capital
  Beginning Balance               8,561,448     7,361,778
    Issuance Pursuant to:
       Stock Offering               306,250       773,870
       Stock Option Plan             26,213             0
                                ------------  ------------

  Ending Balance                  8,893,911     8,135,648
                                ------------  ------------


Accumulate Deficit
  Beginning Balance              (7,590,323)   (6,031,631)
  Net Loss                         (466,396)     (863,227)
                                ------------  ------------
  Ending Balance                 (8,056,719)   (6,894,858)
                                ------------  ------------

Total Stockholders' Equity      $   864,759   $ 1,257,642
                                ============  ============



                       SKINVISIBLE,  INC.  AND  SUBSIDIARIES
                      CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                  (unaudited)
                                                  SIX  MONTHS  ENDED
                                                        JUNE 30
                                                     2002        2001
                                                  -------------------
Cash  Flows  from  Operating  Activities:
   Net Loss                                     $(466,396)  $(863,227)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                36,148      39,010
          Loss on Disposal of Fixed Assets            428           0
         (Increase) Decrease in:
           Accounts Receivable                    (24,366)      7,284
           Inventory                                9,382       2,381
           Advances                                (1,212)       (111)
              Other Assets - Prepaid Expenses       1,936       7,182
                   - Deposits                         500           0
           Increase (Decrease) in:
           Accounts Payable and
           Accrued Expenses                       118,691     (53,626)
                                                ----------  ----------

     Net Cash Used by Operating Activities       (324,889)   (753,855)

Cash Flows from Investing Activities:
   Patents & Trademarks                            (5,471)          0
   Purchases of Property and Equipment                  0        (135)
                                                ----------  ----------

     Net Cash Used by Investing Activities         (5,471)       (135)

Cash Flows from Financing Activities:

   Payment of Loan Principal                      (10,370)    (30,083)
   Net Proceeds from the Issuance of
     Common Stock                                 338,978     776,600
                                                ----------  ----------

     Net Cash Provided by Financing Activities    328,608     746,517
                                                ----------  ----------

Net Increase (Decrease) in Cash                    (1,752)     (7,473)
Cash at Beginning of Period                         2,335       8,873
                                                ----------  ----------

Cash at End of Period                           $     583   $   8,873
                                                ==========  ==========

Supplemental Disclosure:
   Interest Paid                                $  21,551   $  14,941
                                                ==========  ==========

                                        6

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

In January 2002 the Company received trademark approval in the U.S. for the name "Invisicare" to identify its family of polymer delivery systems. The Company is currently in the process of filing this trade name with the Cosmetic, fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

It is the Company's intention to direct its ongoing energies and resources towards:

Expanding research and development of its Invisicare delivery systems and related technologies;

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

RESULTS  OF  OPERATIONS

Net revenue for the six months ended June 30, 2002 increased to $106,859 from $19,733 for the six months ended June 30, 2001. This increase in revenue was mainly due to private label sales, product development fees charged to other pharmaceutical companies, and polymer sales to cosmetic manufacturers through the Company's sales agent/broker network. This is in line with the Company's re-directed focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or licensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

Gross profit for the six months ended June 30, 2002 increased to $80,076 from $13,622 for the six months ended June 30, 2001.

The Company's operating expenses decreased to $546,472 for the six months ended June 30, 2002 from $876,849 for the six months ended June 30, 2001. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $68,245 for the six months ended June 30, 2002 compared with $225,756 for the six months ended June 30, 2001.

The Company incurred general and administrative costs in the amount of $478,227 for the six months ended June 30, 2002 compared with $651,093 for the six months ended June 30, 2001. Some of these general and administrative costs included the following: Professional fees in the amount of $21,011 for the six months ended June 30, 2002 compared to $25,468 for the same period in 2001; Salaries and Wages which decreased to $237,526 for the six months ended June 30, 2002, compared with $340,266 for the six months ended June 30, 2001; and Outside Management Consultant costs in the amount of $16,347 for the six months ended June 30, 2002, compared to $188,237 for the six months ended June 30, 2001.

The Company had net losses of $466,396 for the six months ended June 30, 2002, down from $863,227 for the same period ended June 30, 2001. The losses were funded by various financings and short-term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the six months ended June 30, 2002, was $0.02, down from a loss of $0.06 per share for the same period in 2001.

During the period ended June 30, 2002 the Company retired and abandoned leasehold improvements and an outdated computer system with an original cost of $64,599 and accumulated depreciation of $64,171 resulting in a net loss of $428.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $583 as of June 30, 2002, compared to $1,400 as of June 30, 2001. The Company has outstanding loans payable with interest in the amount of $232,622 as of June 30, 2002.

The Company had accounts payable and accrued expenses in the amount of $542,785 as of June 30, 2002, compared to $213,129 as of June 30, 2001. Until revenues increase or the Company receives additional funding, certain creditors and employees have agreed to defer receipt of payments or salaries, respectively. This accounts for the rise in our accounts payable and accrued expenses.

Cash used in operating activities for the six months ended June 30, 2002 decreased to $324,889 down from $753,855 for the six months ended June 30, 2001. This can be mainly attributed to a decrease in the use of outside consultants, a decrease in staffing, and an increase in accounts payable and accrued expenses as outlined in the previous paragraph.

Cash used in investing activities for the six months ended June 30, 2002 and 2001, was $5,471 and $135 respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to clear up some of its debt and continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues have increased slightly due to the Company's re-directed focus of pursuing private label business opportunities, charging product development fees, as well as sales of its polymer delivery systems. The Company will continue with these efforts as well as pursue possible licensing of its delivery systems to established manufacturers in the cosmetic, over-the-counter, and pharmaceutical skincare markets. The Company periodically revises its plan of operations as new situations arise. Over the next six months remaining in the fiscal year ending December 31, 2002, the Company expects to realize approximately $300,000 from operating revenues after deduction of costs of goods sold, and existing cash reserves. These projected revenues are comprised of private label sales of the polymer-based formulations, product development fees, as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. In that same six-month period, the Company anticipates incurring approximately $370,000 in operating expenses. Any revenues that fall short of these projections will need to be raised through additional debt or equity financing.

The Company is presently undertaking a search for additional equity financing in the form of a private placement to cover these anticipated expenses and expected operational losses. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations.

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

On June 7, 2002, as part of a loan conversion agreement, the Company issued 3,000,000 restricted common shares to one (1) accredited investor at a price of $0.05 per share as well as warrants for the purchase of 1,500,000 shares of common stock.


Item  3.          Defaults  Upon  Senior  Securities:  None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:  None

Item  5.          Other  Information:  None

Item  6.          Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits:

     10.1     Loan  Conversion  Agreement  with  Robert  F.  Lutz

(b)     Reports  on  Form  8-K:  None

PART  III  -  Certification  of  Financial  Statements

      The Company's President and CEO, Mr. Terry Howlett, hereby certifies the financial statements enclosed. Mr. Howlett also certifies that the enclosed financial statements comply with the requirements of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of the company. The signing officer, Mr. Terry Howlett, certifies that he has reviewed the report and to his knowledge does not contain any material misstatements or omissions. Mr. Howlett further certifies that the signing officers are responsible for establishing and maintaining internal controls, have designed such internal controls to ensure that material information relating to the issuer and its subsidiaries is made known to the officers by those within this entity. Mr. Howlett certifies that there have been no instances of fraud, whether or not material, that involves management or employees who have a significant role in the issuer's internal controls. Mr. Howlett further certifies that he will evaluate the effectiveness of the issuer's internal controls within 90 days of this report and report whether any deficiencies in the design or operation of internal controls could adversely affect the issuer's ability to report financial data.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE,  INC.

Date:  August  12,  2002               By:_________________________________
                                       Terry  Howlett
                                       President