Form 10QSB
period 2002-09-30
SKINVISIBLE INC
filed 2002-11-15
CIK 1085277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2002

[  ]        TRANSITION REPORT PURSUANT TO 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

         FOR  THE  TRANSITION  PERIOD  FROM  __________  TO  __________

                       COMMISSION  FILE  NUMBER  0-25911

                                SKINVISIBLE, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             NEVADA                                         88-0344219
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


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 34,044,808 SHARES OF COMMON STOCK AS OF NOVEMBER 12, 2002.

TRANSITIONAL  SMALL  BUSINESS  DISCLOSURE FORMAT (CHECK ONE):  YES [  ]   NO [X]




                         FORM  10-QSB
                       SKINVISIBLE,  INC.



INDEX
PART I.     FINANCIAL INFORMATION

              ITEM 1.  FINANCIAL STATEMENTS                              3

              CONSOLIDATED BALANCE SHEET                                 4

              CONSOLIDATED STATEMENT OF OPERATIONS AND                   5
              ACCUMULATED DEFICIT

              CONSOLIDATED STATEMENT OF CHANGES IN                       6
              STOCKHOLDERS EQUITY

              CONSOLIDATED STATEMENT OF CASH FLOWS                       7

              ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS              8
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.    OTHER INFORMATION

              ITEM 1  LEGAL PROCEEDINGS                                 12

              ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS         12

PART III.   CERTIFICATION OF FINANCIAL STATEMENTS                       13

              SIGNATURES                                                13

                          PART I  FINANCIAL INFORMATION

ITEM  1.          FINANCIAL  STATEMENTS

GENERAL

THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 ARE INCLUDED WITH THIS FORM 10-QSB. THE UNAUDITED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 INCLUDE:

(A) CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2002, SEPTEMBER 30, 2001 AND DECEMBER 31, 2001;
(B)     CONSOLIDATED  STATEMENT  OF  OPERATIONS  AND  ACCUMULATED DEFICIT - NINE
MONTHS  ENDED  SEPTEMBER  30,  2002  AND  SEPTEMBER  30,  2001;
(C) CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001;
(D) CONSOLIDATED STATEMENT OF CASH FLOWS - NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS TO FORM 10-QSB AND ITEM 310(B) OF REGULATION S-B, AND THEREFORE, DO NOT INCLUDE ALL INFORMATION AND FOOTNOTES NECESSARY FOR A COMPLETE PRESENTATION OF FINANCIAL POSITION, RESULTS OF OPERATIONS, CASH FLOWS, AND STOCKHOLDERS' EQUITY IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION OF THE RESULTS OF OPERATIONS AND FINANCIAL POSITION HAVE BEEN INCLUDED AND ALL SUCH ADJUSTMENTS ARE OF A NORMAL RECURRING NATURE. OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS THAT CAN BE EXPECTED FOR THE YEAR ENDING DECEMBER 31, 2002.



                        SKINVISIBLE, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                                   SEPTEMBER 30       DECEMBER 31
                                                2002          2001           2001
                                          (UNAUDITED)    (UNAUDITED)     (AUDITED)
CURRENT ASSETS
  CASH                                  $      2,282   $     1,450   $     2,335
  ACCOUNTS RECEIVABLE                         51,814         3,894         7,904
  INVENTORY                                  114,010       123,328       124,328
  PREPAID EXPENSES                             3,088         6,910         3,321
  PREPAID LICENSE FEE                         50,000        50,000        50,000
                                        -------------  ------------  ------------
      TOTAL CURRENT ASSETS                   221,194       185,582       187,888
PROPERTY AND EQUIPMENT
  FURNITURE AND EQUIPMENT                    135,436       135,434       135,434
  LABORATORY BUILD-OUT                       268,754       332,318       332,318
                                        -------------  ------------  ------------
    TOTAL PROPERTY AND EQUIPMENT             404,190       467,752       467,752
    LESS ACCUMULATED DEPRECIATION           (201,147)     (194,534)     (214,634)
                                        -------------  ------------  ------------
NET PROPERTY AND EQUIPMENT                   203,043       273,218       253,118

OTHER ASSETS - EXCLUSIVE DISTRIBUTION
                RIGHTS                       200,000       200,000       200,000
             - PATENTS & TRADEMARKS           29,431        16,514        17,532
             - PREPAID ROYALTY             1,000,000     1,000,000     1,000,000
             - DEPOSITS                          225           725           725
                                        -------------  ------------  ------------
                                           1,229,656     1,217,239     1,218,257
                                        -------------  ------------  ------------

TOTAL ASSETS                            $  1,653,893   $ 1,676,039   $ 1,659,263
                                        =============  ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE
  AND ACCRUED EXPENSES                  $    619,462   $   288,839   $   424,094
LOAN PAYABLE                                 212,784       500,894       242,992
                                        -------------  ------------  ------------
TOTAL CURRENT LIABILITIES                    832,246       789,733       667,086
STOCKHOLDERS' EQUITY
  COMMON STOCK, $0.001 PAR VALUE
    100,000,000 SHARES AUTHORIZED,
    30,946,808, 17,052,033 AND
    21,052,033 SHARES ISSUED                  30,947        17,052        21,052
  ADDITIONAL PAID IN CAPITAL               9,059,531     8,165,448     8,561,448
  ACCUMULATED DEFICIT                     (8,268,831)   (7,296,194)   (7,590,323)
                                        -------------  ------------  ------------
TOTAL STOCKHOLDERS' EQUITY                   821,647       886,306       992,177
                                        -------------  ------------  ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $  1,653,893   $ 1,676,039   $ 1,659,263
                                        =============  ============  ============



                       SKINVISIBLE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                           NINE  MONTHS  ENDED
                                              SEPTEMBER  30
                                           2002         2001
                                           ----         ----
REVENUES                             $   146,620   $    20,412

COST OF SALES
  BEGINNING INVENTORY                    124,328       141,354
  PURCHASES                               28,678         7,167
                                     ------------  ------------
       TOTAL AVAILABLE                   153,006       148,521
  LESS:  ENDING INVENTORY               (114,010)     (123,328)
         SAMPLE DISTRIBUTION
& INVENTORY ADJUSTMENTS                     (356)      (18,590)
                                     ------------  ------------
TOTAL COST OF SALES                       38,640         6,603
                                     ------------  ------------

GROSS PROFIT                             107,980        13,809

OPERATING EXPENSES                      (786,488)   (1,278,372)
                                     ------------  ------------
LOSS BEFORE PROVISION FOR
  INCOME TAXES                          (678,508)   (1,264,563)

PROVISION FOR INCOME TAXES                    (0)           (0)
                                     ------------  ------------

NET LOSS                                (678,508)   (1,264,563)

ACCUMULATED DEFICIT, BEGINNING
  OF PERIOD                           (7,590,323)   (6,031,631)
                                     ------------  ------------

ACCUMULATED DEFICIT, END OF PERIOD   $(8,268,831)  $(7,296,194)
                                     ============  ============

NET LOSS PER SHARE                   $      (.03)  $      (.08)
                                     ------------  ------------

WEIGHTED AVERAGE SHARES OUTSTANDING   25,908,430    15,860,922
                                     ============  ============



                       SKINVISIBLE, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    NINE  MONTHS  ENDED
                                       SEPTEMBER  30
                                    2002           2001
                                    -------------------
                                        (UNAUDITED)
SHARES OF COMMON STOCK ISSUED:
  BEGINNING BALANCE              21,052,033    14,122,033
    ISSUANCE PURSUANT TO:
       STOCK OFFERING             9,630,000     2,930,000
       STOCK OPTION PLAN            264,775             0
                                ------------  ------------

  ENDING BALANCE                 30,946,808    17,052,033
                                ============  ============


COMMON STOCK PAR VALUE
  BEGINNING BALANCE             $    21,052   $    14,122
    ISSUANCE PURSUANT TO:
       STOCK OFFERING                 9,630         2,930
       STOCK OPTION PLAN                265             0
                                ------------  ------------

  ENDING BALANCE                     30,947        17,052
                                ------------  ------------


ADDITIONAL PAID IN CAPITAL
  BEGINNING BALANCE               8,561,448     7,361,778
    ISSUANCE PURSUANT TO:
       STOCK OFFERING               471,870       803,670
       STOCK OPTION PLAN             26,213             0
                                ------------  ------------

  ENDING BALANCE                  9,059,531     8,165,448
                                ------------  ------------


ACCUMULATE DEFICIT
  BEGINNING BALANCE              (7,590,323)   (6,031,631)
  NET LOSS                         (678,508)   (1,264,563)
                                ------------  ------------
  ENDING BALANCE                 (8,268,831)   (7,296,194)
                                ------------  ------------

TOTAL STOCKHOLDERS' EQUITY      $   821,647   $   886,306
                                ============  ============



                       SKINVISIBLE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                            2002        2001
                                                           ------------------
                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                      $       (678,508)  $(1,264,563)
   ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH PROVIDED BY OPERATING ACTIVITIES
       DEPRECIATION                                        50,682        58,698
       LOSS ON DISPOSAL OF FIXED ASSETS                       430             0
         (INCREASE) DECREASE IN:
           ACCOUNTS RECEIVABLE                            (31,818)        7,777
           INVENTORY                                       10,318        18,026
           ADVANCES                                       (12,092)       (1,230)
           OTHER ASSETS - PREPAID EXPENSES                    233         5,862
                        - DEPOSITS                            500             0
           INCREASE (DECREASE) IN:
           ACCOUNTS PAYABLE AND
             ACCRUED EXPENSES                             195,368       129,336
                                                 -----------------  ------------

     NET CASH USED BY OPERATING ACTIVITIES               (464,887)   (1,046,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
   PATENTS & TRADEMARKS                                   (11,899)      (16,514)
                                                 -----------------  ------------
   PURCHASES OF PROPERTY AND EQUIPMENT                     (1,037)       (8,935)
                                                 -----------------  ------------

     NET CASH USED BY INVESTING ACTIVITIES                (12,936)      (25,449)

CASH FLOWS FROM FINANCING ACTIVITIES:

   PAYMENT OF LOAN PRINCIPAL                              (30,208)     (257,520)
   NET PROCEEDS FROM THE ISSUANCE OF
     COMMON STOCK                                         507,978       806,600
                                                 -----------------  ------------

     NET CASH PROVIDED BY FINANCING ACTIVITIES            477,770     1,064,120
                                                 -----------------  ------------

NET INCREASE (DECREASE) IN CASH                               (53)       (7,423)
CASH AT BEGINNING OF PERIOD                                 2,335         8,873
                                                 -----------------  ------------

CASH AT END OF PERIOD                            $          2,282   $     1,450
                                                 =================  ============

SUPPLEMENTAL DISCLOSURE:
   INTEREST PAID                                 $         27,595   $    23,382
                                                 =================  ============

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

THE COMPANY HAS ENTERED INTO A NUMBER OF CONFIDENTIALITY/NON-DISCLOSURE AGREEMENTS DURING PAST TWO YEARS AND IS PRESENTLY UNDERGOING NEGOTIATIONS OR ACTIVELY WORKING WITH A VARIETY OF EXISTING OR POTENTIAL CUSTOMERS FOR THE PURPOSE OF DEVELOPING OR SELLING ITS PRODUCTS.

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


RESULTS  OF  OPERATIONS

NET REVENUE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 INCREASED TO $146,620 FROM $20,412 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001. THIS INCREASE IN REVENUE WAS MAINLY DUE TO PRIVATE LABEL SALES, PRODUCT DEVELOPMENT FEES CHARGED TO OTHER PHARMACEUTICAL COMPANIES, AND POLYMER SALES TO COSMETIC MANUFACTURERS

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

GROSS PROFIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 INCREASED TO $107,980 FROM $13,809 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

THE COMPANY'S OPERATING EXPENSES DECREASED TO $786,488 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 FROM $1,278,372 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001. THIS DECREASE IN EXPENSES WAS DUE TO MANAGEMENT'S CONTINUING EFFORTS TO REDUCE COSTS. THE COMPANY INCURRED MARKETING AND SELLING EXPENSES IN THE AMOUNT OF $131,848 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH $312,351 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

THE COMPANY INCURRED GENERAL AND ADMINISTRATIVE COSTS IN THE AMOUNT OF $326,734 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH $496,537 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001. SOME OF THESE GENERAL AND ADMINISTRATIVE COSTS INCLUDED THE FOLLOWING: PROFESSIONAL FEES IN THE AMOUNT OF $27,408 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO $36,990 FOR THE SAME PERIOD IN 2001; SALARIES AND WAGES WHICH DECREASED TO $327,906 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED WITH $469,484 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001; AND OUTSIDE MANAGEMENT CONSULTANT COSTS IN THE AMOUNT OF $33,477 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO $276,072 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

THE COMPANY HAD NET LOSSES OF $678,508 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, DOWN FROM $1,264,563 FOR THE SAME PERIOD ENDED SEPTEMBER 30, 2001. THE LOSSES WERE FUNDED BY VARIOUS FINANCINGS AND SHORT-TERM LOANS OBTAINED DURING THE PERIOD. GENERALLY, THE REDUCTION IN NET LOSSES WAS THE RESULT OF THE COST SAVINGS REALIZED BY THE COMPANY'S CHANGE IN MARKETING FOCUS AND ITS CONTINUING EFFORTS TO TRIM OPERATING EXPENDITURES. THE LOSS PER SHARE FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002, WAS $0.03, DOWN FROM A LOSS OF $0.08 PER SHARE FOR THE SAME PERIOD IN 2001.

DURING THE PERIOD ENDED SEPTEMBER 30, 2002 THE COMPANY RETIRED AND ABANDONED LEASEHOLD IMPROVEMENTS AND AN OUTDATED COMPUTER SYSTEM WITH AN ORIGINAL COST OF $64,599 AND ACCUMULATED DEPRECIATION OF $64,169 RESULTING IN A NET LOSS OF $430.

THE COMPANY ANTICIPATES THAT LOSSES WILL LIKELY CONTINUE INTO THE FORESEEABLE FUTURE, UNTIL SUFFICIENT REVENUES ARE GENERATED TO COVER ITS REDUCED OPERATING EXPENDITURES.

LIQUIDITY  AND  CAPITAL  RESOURCES

THE COMPANY'S OPERATIONS HAVE BEEN FINANCED PRINCIPALLY THROUGH A COMBINATION OF PRIVATE SALES OF THE COMPANY'S EQUITY SECURITIES AND SHORT-TERM LOANS.

THE COMPANY HAD CASH OF $2,282 AS OF SEPTEMBER 30, 2002, COMPARED TO $1,450 AS OF SEPTEMBER 30, 2001. THE COMPANY HAS OUTSTANDING LOANS PAYABLE WITH INTEREST IN THE AMOUNT OF $212,784 AS OF SEPTEMBER 30, 2002.

THE COMPANY HAD ACCOUNTS PAYABLE AND ACCRUED EXPENSES IN THE AMOUNT OF $619,462 AS OF SEPTEMBER 30, 2002, COMPARED TO $288,839 AS OF SEPTEMBER 30, 2001. UNTIL REVENUES INCREASE OR THE COMPANY RECEIVES ADDITIONAL FUNDING, CERTAIN CREDITORS AND EMPLOYEES HAVE AGREED TO DEFER RECEIPT OF PAYMENTS OR SALARIES, RESPECTIVELY. THIS ACCOUNTS FOR THE RISE IN OUR ACCOUNTS PAYABLE AND ACCRUED EXPENSES.

CASH USED IN OPERATING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 DECREASED TO $464,887 DOWN FROM $1,046,094 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001. THIS CAN BE MAINLY ATTRIBUTED TO A DECREASE IN THE USE OF OUTSIDE CONSULTANTS, A DECREASE IN STAFFING, AND AN INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES AS OUTLINED IN THE PREVIOUS PARAGRAPH.

CASH USED IN INVESTING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, WAS $12,936 AND $25,449 RESPECTIVELY.

FUTURE ISSUANCES OF THE COMPANY'S EQUITY OR DEBT SECURITIES WILL BE REQUIRED IN ORDER FOR THE COMPANY TO CLEAR UP SOME OF ITS DEBT AND CONTINUE TO FINANCE ITS OPERATIONS, AS THE COMPANY'S PRESENT REVENUES ARE INSUFFICIENT TO MEET OPERATING EXPENSES. PRESENT REVENUES HAVE INCREASED SLIGHTLY DUE TO THE COMPANY'S RE-DIRECTED FOCUS OF PURSUING PRIVATE LABEL BUSINESS OPPORTUNITIES, CHARGING PRODUCT DEVELOPMENT FEES, AS WELL AS SALES OF ITS POLYMER DELIVERY SYSTEMS. THE COMPANY WILL CONTINUE WITH THESE EFFORTS AS WELL AS PURSUE POSSIBLE LICENSING OF ITS DELIVERY SYSTEMS TO ESTABLISHED MANUFACTURERS IN THE COSMETIC, OVER-THE-COUNTER, AND PHARMACEUTICAL SKINCARE MARKETS. THE COMPANY PERIODICALLY REVISES ITS PLAN OF OPERATIONS AS NEW SITUATIONS ARISE. OVER THE NEXT THREE MONTHS REMAINING IN THE FISCAL YEAR ENDING DECEMBER 31, 2002, THE COMPANY EXPECTS TO REALIZE APPROXIMATELY $60,000 FROM OPERATING REVENUES AFTER DEDUCTION OF COSTS OF GOODS SOLD. THESE PROJECTED REVENUES ARE COMPRISED OF PRIVATE LABEL SALES OF THE POLYMER-BASED FORMULATIONS, PRODUCT DEVELOPMENT FEES, ROYALTIES, AS WELL AS SALES OF ITS POLYMER-BASED DELIVERY SYSTEMS OR LICENSING OF ITS POLYMER-BASED DELIVERY SYSTEM TECHNOLOGIES. IN THAT SAME THREE-MONTH PERIOD, THE COMPANY ANTICIPATES INCURRING APPROXIMATELY $220,000 IN OPERATING EXPENSES. ADDITIONAL DEBT OR EQUITY FINANCING WILL NEED TO BE RAISED TO COVER THE OPERATING EXPENSES INCURRED.

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

ON NOVEMBER 12, 2002, THE COMPANY COMPLETED AN OFFERING OF 6,478,000 RESTRICTED SHARES OF THE COMMON STOCK AT A PRICE OF $0.05 PER SHARE TO A TOTAL OF NINETEEN
(19) ACCREDITED INVESTORS PURSUANT TO RULE 506 OF REGULATION D OF THE 1933 ACT. SKINVISIBLE, INC. ALSO ISSUED WARRANTS FOR THE PURCHASE OF 3,239,000 SHARES OF THE COMMON STOCK. A COMMISSION IN THE AMOUNT OF $25,900 WAS PAID TO 3 PARTIES IN CONNECTION WITH THE COMPLETION OF THIS OFFERING.

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


SKINVISIBLE,  INC.

DATE:  NOVEMBER  12,  2002               BY:/S/  TERRY  HOWLETT,  PRESIDENT
       -------------------               ----------------------------------
                                        TERRY  HOWLETT
                                        PRESIDENT