Form 10KSB
period 2002-12-31
SKINVISIBLE INC
filed 2003-03-31
CIK 1085277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      Annual  Report  pursuant  to  Section  13  or  15(d) of the Securities
                            Exchange Act  of  1934

               For the fiscal  year  ended  December  31,  2002

[  ]     Transition Report pursuant to 13 or 15(d) of the  Securities  Exchange
                                 Act of  1934
        For the transition period  from  __________  to  __________

        Commission File  Number  0-25911

                                SKINVISIBLE, INC.
                                -----------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                  88-0344219
--------                                              ----------------
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

Check whether the issuer  (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-
KSB or any amendment to the Form 10-KSB.  [   ]

Revenues for 2002 were $183,690.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2002 is $1,051,865.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is 38,789,808.

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

In January 2000 the Company filed a patent application for its antimicrobial dermal barrier formulation, which utilized one of the Invisicare delivery systems. This initial application was intended to obtain patent protection for the Company's original finished skin protector product. This company received patent approval in February 2002.

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

In January 2000, the Company's wholly owned subsidiary, Skinvisible Pharmaceuticals, Inc. filed a patent application that focused on its delivery technology for dermal barrier compositions. This company received patent approval in February 2002. In August 2001 Skinvisible Pharmaceuticals, Inc. filed an additional patent application that encompasses at least twelve structural variations for its topical polymer-based delivery systems, related technologies and manufacturing methods. The new application is significantly more extensive and includes drugs or other substances intended for the diagnosis, mitigation, treatment or prevention of skin diseases and conditions and/or skincare moisturizers, protectants, and repellants.

Corporate History and Subsidiaries

The Company is a Nevada corporation that was incorporated on March 5, 1998 under the name "Microbial Solutions, Inc.". On February 26, 1999, the Company filed an amendment to its articles of incorporation changing its corporate name to "Skinvisible, Inc."

The Company carries on its business through three wholly owned subsidiaries, as described below:

Name of Subsidiary       Date of Incorporation     Jurisdiction of
                                                   Incorporation
---------------------    ---------------------     ------------------
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

Research and Development Expenditures

Since the acquisition of Skinvisible Pharmaceuticals, Inc. in 1998, the Company spent the following amounts on research and development activities:

          Year Ended
          -----------
          December 31, 1998          $ 384,550
          December 31, 1999          $ 68,228
          December 31, 2000          $ 68,626
          December 31, 2001          $ 39,840
          December 31, 2002          $ 5,000

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

Marketing Efforts and Distribution Methods of the Products

On April 18, 2000, the Company's wholly owned subsidiary SPCI received its Establishment License from Health Canada - Therapeutic Products Program - that allows it to import and distribute SPI's polymer-based delivery system product formulations in Canada. SPCI entered into a Warehouse & Distribution Agreement with Western Drug Distribution Center Limited ("WDDC"), whereby that company provided warehouse facilities and services in Edmonton, Alberta for SPCI's imported products, and acted on its behalf for Canadian product distribution requirements. SPCI entered into a separate agreement dated April 14, 2000, with WDDC whereby it would sell its Medical Formula antimicrobial skin care protector to WDDC on a wholesale basis, and they in turn would retail the product to veterinarian clinics in Western Canada. Canadian sales were less than anticipated during the term of the contracts and both agreements were terminated consistent with the cancellation provisions in November 30, 2001.

During the quarter ended March 31, 2000, the Company completed clinical laboratory tests for a new spray formulation of its brand name Safe4Hours Antibacterial Hand Sanitizer. On April 20, 2000, the Company formed a subsidiary named Safe4Hours, Inc. for the purpose of marketing Safe4Hours products, initially targeting retail markets.

In October 2000, the Company commenced a retail test-marketing program for its Safe4Hours 2oz. spray formula in 250 corporate-owned outlets of a specialty retailer of vitamins and nutritional supplements. In February 2001, the retailer due to the negative economic climate and a significant downturn in its overall sales discontinued the program.

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

Through one of its Sales Agents, the Company has received and shipped several orders for one of its polymer delivery systems to a major cosmetic manufacturer for pilot testing of lip care and skincare products. This manufacturer began purchasing production quantities in the third quarter of 2002.

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

Mr. Terry Howlett, President of the Company, is paid  a  salary  of $11,667 per
month.   The  Company  also  reimburses  Mr.  Howlett for expenses incurred  in connection with his duties as President of the Company.

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

ITEM 2.     Description of Property

The Company's head office is located in premises leased by SPI at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120, where research & development, manufacturing, marketing and operational activities are carried on. The premises are comprised of 8,556 square feet of a mixed office and industrial facility, and are leased for a term of 4 years, which expired on May 31, 2002. The Company is currently leasing on a month-to-month In connection with the lease arrangement, SPI is obligated to make rental payments of $7,095 per month with minimal annual increases of 3%. Minimum rental commitments under the lease for this property for the period from January 1, 2002 to May 31, 2002 are $35,475. Negotiations are currently underway for a renewal of the lease for these premises.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     PART II

ITEM  5.      Market  for  Registrant's  Common Equity and Related Stockholders
Matters

Market Information

The shares of Skinvisible, Inc. are currently trading on the OTC Bulletin Board under the stock symbol SKVI. The first day in which the Company's shares traded was January 8, 1999. The high and the low bids for the Company's shares for each quarter of actual trading were:

Quarter                      High          Low
- ----------                  ------        ------
1st Quarter 2000             $4.13          $2.13
2nd Quarter 2000             $2.38          $0.44
3rd Quarter 2000             $1.06          $0.28
4th Quarter 2000             $1.25          $0.31
1st Quarter 2001             $0.66          $0.22
2nd Quarter 2001             $0.40          $0.13
3rd Quarter 2001             $0.28          $0.08
4th Quarter 2001             $0.22          $0.08
1st Quarter 2002             $0.08          $0.08
2nd Quarter 2002             $0.07          $0.07
3rd Quarter 2002             $0.05          $0.05
4th Quarter 2002             $0.06          $0.05

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of December 31, 2002, Skinvisible, Inc. had approximately 192 registered shareholders. The Company has never issued any dividends and is unlikely to do so in the near future. There are no legal restrictions on the Company's ability to pay dividends on its common stock.

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

ITEM 6.     Management's Discussion and Analysis or Plan of Operation

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 7 below.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the
Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

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

In January 2000 the Company filed a patent application for its antimicrobial dermal barrier formulation, which utilized one of the Invisicare delivery systems. This initial application was intended to obtain patent protection for the Company's original finished skin protector product. This company received patent approval in February 2002.

Results of Operations

Net revenue for the twelve months ended December 31, 2002 increased to $183,690 from $55,800 for the twelve months ended December 31, 2001. This increase in revenue was mainly due to private label sales, product development fees charged to other pharmaceutical companies, and polymer sales to cosmetic manufacturers through the Company's sales agent/broker network. This is in line with the Company's re-directed focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or licensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

Gross profit for the twelve months ended December 31, 2002 increased to $133,559 from $47,515 for the twelve months ended December 31, 2001.

The Company's operating expenses decreased to $989,215 for the twelve months ended December 31, 2002 from $1,606,207 for the twelve months ended December 31, 2001. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $8,124 for the twelve months ended December 31, 2002 compared with $26,408 for the twelve months ended December 31, 2001.

The Company incurred general and administrative costs in the amount of $981,091 for the twelve months ended December 31, 2002 compared with $1,579,799 for the twelve months ended December 31, 2001. Some of these general and administrative costs included the following: Professional fees in the amount of $36,449 for the twelve months ended December 31, 2002 compared to $42,418 for the same period in 2001; Salaries and Wages which decreased to $407,575 for the twelve months ended December 31, 2002, compared with $540,128 for the twelve months ended December 31, 2001; and Outside Management Consultant costs in the amount of $30,824 for the twelve months ended December 31, 2002, compared to $342,559 for the twelve months ended December 31, 2001.

The Company had net losses of $855,656 for the twelve months ended December 31, 2002, down from $1,558,692 for the same period ended December 31, 2001. The losses were funded by various financings and short-term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the twelve months ended December 31, 2002, was $0.03, down from a loss of $0.09 per share for the same period in 2001.

During the period ended December 31, 2002 the Company retired and abandoned leasehold improvements and an outdated computer system with an original cost of $64,599 and accumulated depreciation of $64,169 resulting in a net loss of $430.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

Liquidity and Capital Resources

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $4,622 as of December 31, 2002, compared to $2,335 as of December 31, 2001. The Company has outstanding loans payable with interest in the amount of $149,124 as of December 31, 2002.

The Company had accounts payable and accrued expenses in the amount of $463,187 as of December 31, 2002, compared to $424,094 as of December 31, 2001. Until revenues increase or the Company receives additional funding, certain creditors and employees have agreed to defer receipt of payments or salaries, respectively. This accounts for the rise in our accounts payable and accrued expenses.

Cash used in operating activities for the twelve months ended December 31, 2002 decreased to $786,066 down from $1,186,289 for the twelve months ended December 31, 2001. This can be mainly attributed to a decrease in the use of outside consultants, a decrease in staffing, and an increase in accounts payable and accrued expenses as outlined in the previous paragraph.

Cash used in investing activities for the twelve months ended December 31, 2002 and 2001, was $16,907 and $26,467 respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to clear up some of its debt and continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues have increased slightly due to the Company's re-directed focus of pursuing private label business opportunities, charging product development fees, as well as sales of its polymer delivery systems. The Company will continue with these efforts as well as pursue possible licensing of its delivery systems to established manufacturers in the cosmetic, over-the-counter, and pharmaceutical skincare markets. The Company periodically revises its plan of operations as new situations arise. Over the next twelve months ending December 31, 2003, the Company expects to realize approximately $897,000 from operating revenues after deduction of costs of goods sold. These projected revenues are comprised of private label sales of the polymer-based formulations, product development fees, royalties, as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. In that same twelve-month period, the Company anticipates incurring approximately $745,000 in operating expenses. Additional debt or equity financing may need to be raised if the company has a shortfall in projected operating revenue to cover the projected operating expenses.

The Company is presently undertaking a search for additional equity financing in the form of a private placement to cover these anticipated expenses and expected operational losses as well a pay accounts payable. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations.

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

Skinvisible, Inc.
-------------------

Name                                      Office(s) Held
------                                    ---------------
Terry Howlett                             Director, President,
                                          Secretary,Treasurer
Carol Patterson Neves                     Director
Jost Steinbruchel                         Director

Skinvisible Pharmaceuticals, Inc.
------------------------------------

Name                                      Office(s) Held
------                                    ---------------

Terry Howlett                             Director, President
                                          Secretary  & Treasurer

Safe4Hours, Inc.
-------------------

Name                                      Office(s) Held
------                                    ---------------

Terry Howlett                             Director, President,
                                          Secretary & Treasurer

Skinvisible Pharmaceuticals  (Canada)  Inc.
----------------------------------------------

Name                                      Office(s) Held
------                                    ---------------

Terry Howlett                             President, Director,
                                          Secretary & Treasurer

Mr. Terry H. Howlett, (age 55) has been the Company's President & Director since March 5, 1998. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc., which marketed cosmetic and skin, care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

Ms. Carol Patterson Neves, (age 67) has been the Company's Director since October 31, 2000. Ms. Neves has over 40 years of experience in financial markets. She worked with Merrill Lynch, Pierce, Fenner & Smith (New York) from 1955, to 1996, in a number of capacities including ten years as Vice President/Senior Research Analyst and subsequently another ten years as First Vice President. She is a graduate of the Harvard Business School and received her MBA in Finance from New York University. Ms. Neves was elected to ``Institutional Investor Magazine's All-American Research Team'' for thirteen consecutive years; and in 1989 was named one of the world's top eight financial analysts by UK's ``Corporate Finance'' magazine. Ms. Neves currently provides financial analysis and conclusions to clients on a contractual fee basis.

Jost Steinbruchel, (age 62) has been the Company's Director since February 17, 1999. Mr. Steinbruchel has operated his own company since 1984, in Geneva Switzerland specializing in financial engineering in international trade throughout a wide network of banking relations, principally in Europe, China, Australia and Africa. Previously, he spent 20 years of his professional career as an executive in international banking with Lloyds of London, Citicorp and Credit Suisse. Mr. Steinbruchel has a law degree from Sorboure, Paris.


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
-----------------------------------------------------------------------------
                                 Number      Transactions   Known Failures
                                 of  Late    Not  Timely    To  File  a
Name and principal position      Reports     Reported       Required Form
-----------------------------------------------------------------------------
Terry Howlett, Director,          0          0            None
President, CEO

Carol Patterson Neves,            0          0            None
Director

Jost Steinbruchel,                0          0            None
Director

James Pesklevits
Secretary  &  Treasurer           0          0            None
-----------------------------------------------------------------------------

ITEM 10.     Executive Compensation

The following table sets forth certain information as to the Company's highest paid executive officers and directors for the last three fiscal years.


                           Annual Compensation Table
-----------------------------------------------------------------------------
                         Annual Compensation       Long Term Compensation
                    ----------------------------  ------------------------
                                          Other                             All
                                                                         Annual
Other
                                                                           Com-
Com-
                                                      pen-           Restricted
pen-
                     Fiscal                 sa-   Stock   Options/  LTIP    sa-
Name          Title          Year      Salary       Bonus      tion     Awarded
SARs*(#)payouts($)tion
-----      -----     ----  ------   -----  ------ ------- ------- -----------
Terry
Howlett   President  2000   120,000  0        0       0   300,000     0
          Director   2001    66,568  0        0       0   300,000     0
                     2002    27,836  0        0       0         0     0


Carol     Director   2000  $      0  0        0       0    50,000     0
Patterson            2001         0  0        0       0         0     0
Neves                2002         0  0        0       0         0     0

Jost      Director   2000  $      0  0        0       0    50,000     0
Steinbruchel         2001         0  0        0 100,000   100,000     0
                     2002         0  0        0       0         0     0


Jan       Director   2000  $      0  0        0       0    50,000     0
Mellegers*           2001         0  0        0       0         0     0
                     2002         0  0        0       0         0     0


James     Past Sec.  2001    62,869 $0        0  60,000    50,000     0
PesklevitsTreas.     2002         0  0        0       0         0     0

Cheryl    Past Dir., 2000  $      0  0  $58,718       0    60,000     0
Claeys**  Sec. Treas.2001  $      0  0   54,225  60,000         0     0
(Canada)             2002         0  0        0       0         0     0

In addition, certain of the officers are provided an automobile allowance for use of their vehicles for Company business and have and/or will receive stock options to purchase shares of the Company.

Stock options that were granted to previous officers and directors expired shortly days after their respective resignation dates.
----------------

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

ITEM 11.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and by the officers and directors of the Company individually and as a group. Except as otherwise indicated, all shares are owned directly.



                   Name and address        Amount of             Percent
Title of class     of beneficial owner     beneficial ownership  of class(1)
---------------    -------------------    --------------------   -----------
Common             Terry Howlett           5,425,000             15.6%
                   Director, President
                   Secretary, Treasurer

Common             Carol Patterson Neves     150,000             0.39%
                   Director

Common             Jost Steinbruchel         750,000             1.93%
                   Director

Common             Lutz Family Trust.     11,117,500             31.09%

Common             All Officers and
                   Directors               6,635,000             17.92%
                   as a Group ( 3 persons)



(1) Based on 38,789,808 shares of common stock issued and outstanding as of December 31, 2002.
-----------------------------------------------------------------------------
The following table shows the issued and outstanding stock options held by the officers and directors of the Company as of December 31, 2002. The options were granted in accordance with the adoption of the Stock Option plan of the Company on January 8, 1999.

                       Exercise
Name                   Price             No.  of  Options        Term of Option
-----                  ---------------   ----------------        ------------
Terry  Howlett          $0.05               900,000              5  years
Carol Patterson Neves   $0.05               150,000              5  years
Jost  Steinbruchel      $0.05               200,000              5  years

ITEM 12.     Certain Relationships and Related Transactions

None of the following persons has any direct or indirect material interest in any transaction to which the Company is a party since the incorporation of the Company in March 1998, or in any transaction to which the Company is proposed to be a party:

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

1. Audited Consolidated Financial Statements for the periods ending December 31, 2002, and 2001, including:

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

                            DECEMBER 31, 2002 AND 2001

                                       WITH

                        INDEPENDENT AUDITOR'S REPORT THEREON


                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Skinvisible, Inc.

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc., and subsidiaries as of December 31, 2002, and 2001 and the related consolidated statements of operations and accumulated deficit, changes in stockholders' equity, and statement of cash flows for the years then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. and subsidiaries as of December 31, 2002, and 2001, and the results of their operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002, and 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Sarna & Company
Westlake Village, California
March 28, 2003




SKINVISIBLE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                ASSETS                         DECEMBER 31
                                                             2002       2001
Current Assets
  Cash                                                   $   4,622  $    2,335
  Accounts Receivable                                       44,773       7,904
  Inventory                                                123,706     124,328
  Prepaid Expenses                                           3,088       3,321
  Prepaid License Fee                                       50,000      50,000
        Total Current Assets                               226,189     187,888
Property and Equipment
  Furniture and Equipment                                  138,767     135,434
  Laboratory Build-Out                                     268,754     332,318
    Total Property and Equipment                           407,521     467,752
    Less Accumulated Depreciation                         (216,046)   (214,634)
Net Property and Equipment                                 191,475     253,118

Other Assets - Exclusive Distribution Rights               200,000     200,000
   - Patents & Trademarks                                   30,071      17,532
   - Prepaid Royalty                                     1,000,000   1,000,000
   - Deposits                                                  225         725
        Total Other Assets                               1,230,296   1,218,257

TOTAL ASSETS                                            $1,647,960  $1,659,263


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
and Accrued Expenses                                   	$  463,187  $  424,094
Loan Payable                                               149,124     242,992
Total Current Liabilities                                  612,311     667,086
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    38,789,808 and 21,052,033 shares issued                 38,790      21,052
  Additional paid in capital                             9,442,838   8,561,448
  Accumulated Deficit                                   (8,445,979) (7,590,323)
Total Stockholders' Equity                               1,035,649     992,177

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  $1,647,960  $1,659,263



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SKINVISIBLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT


                                                          YEAR ENDED
                                                          DECEMBER 31
                                                         2002        2001

Revenues                                         $    183,690  $   55,800

Cost of Sales
  Beginning Inventory                                 124,328      141,354
  Purchases                                            51,723       12,888
        Total Available                               176,051      154,242
  Less:  Ending Inventory                            (123,706)    (124,328)
         Sample Distribution                           (2,214)     (21,629)
Total Cost of Sales                                    50,131        8,285

Gross Profit                                          133,559       47,515
Operating Expenses                                   (989,215)  (1,606,207)
Loss Before Provision for
  Income Taxes                                       (855,656)  (1,558,692)

Provision for Income Taxes                                 (0)          (0)

Net Loss                                             (855,656)  (1,558,692)

Accumulated Deficit, Beginning
  of Year                                          (7,590,323)  (6,031,631)

Accumulated Deficit, End of Year                  $(8,445,979) $(7,590,323)

Net Loss per Share                                $     (0.03) $     (0.09)

Weighted Average Shares Outstanding                25,658,525   16,992,033














SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SKINVISIBLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        YEAR ENDED
                                                        DECEMBER 31
                                                      2002       2001

Shares of Common Stock Issued:
  Beginning Balance                               21,052,033 14,122,033
    Issuance Pursuant to:
       Stock Offering                             17,448,000  6,930,000
       Stock Option Plan                                   0          0
       Contract Settlements                          289,775          0

  Ending Balance                                  38,789,808 21,052,033


Common Stock Par Value
  Beginning Balance                               $   21,052  $   14,122
    Issuance Pursuant to:
       Stock Offering                                 17,448       6,930
       Stock Option Plan                                 290           0

  Ending Balance                                      38,790      21,052


Additional Paid in Capital
  Beginning Balance                                8,561,448   7,361,778
    Issuance Pursuant to:
       Stock Offering                                853,952   1,199,670
       Stock Option Plan                              27,438           0

  Ending Balance                                   9,442,838   8,561,448


Accumulate Deficit
  Beginning Balance                               (7,590,323) (6,031,631)
  Net Loss                                        (  855,656) (1,558,692)
  Ending Balance                                  (8,445,979) (7,590,323)

Total Stockholders' Equity                        $1,035,649  $  992,177









SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SKINVISIBLE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          YEAR ENDED

DECEMBER 31
                                                       2002       2001
Cash Flows from Operating Activities:

   Net Loss                                      $(  855,656) $(1,558,692)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                   65,581       78,798
          Loss on Disposal of Fixed Assets               430            0
         (Increase) Decrease in:
           Accounts Receivable                       (37,121)       3,992
           Inventory                                     622       17,026
           Advances                                      252       (1,455)
                Other Assets - Deposits                  500            0
                        - Prepaid Expenses               233        9,451
           Increase (Decrease) in:
           Accounts Payable and
             Accrued Expenses                         39,093      264,591

     Net Cash Used by Operating Activities        (  786,066)  (1,186,289)

Cash Flows from Investing Activities:

   Purchases of Property and Equipment                (4,368)      (8,935)
   Patents & Trademarks
(12,539)     (17,532)

     Net Cash Used by Investing Activities           (16,907)     (26,467)

Cash Flows from Financing Activities:

   Payment of Loan Principal                         (93,868)        (382)
   Net Proceeds from the Issuance of
     Common Stock                                    899,128    1,206,600
     Net Cash Provided by Financing Activities       805,260    1,206,218

Net Increase (Decrease) in Cash                        2,287       (6,538)

Cash at Beginning of Year                              2,335        8,873

Cash at End of Year                                $   4,622    $   2,335

Supplemental Disclosure:
   Interest Paid                                   $  31,627    $  29,722

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

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

Basis of Presentation

The consolidated financial statements include the accounts of Skinvisible, Inc. and it's subsidiaries, Skinvisible Pharmaceuticals, Inc., Skinvisible Pharmaceuticals (Canada), Inc., and Safe4Hours, Inc. All material intercompany balances have been eliminated.

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. All reported amounts are in US dollars.

SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Pro Forma Compensation Expense

SKVI accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements for the period ended December 31, 2002.

Inventories

Inventories are accounted for on an average cost first-in first-out basis. Inventory at any given time consists of raw materials, products and packaging held for resale.

Property and Equipment

Property and equipment are stated at historical cost.

Depreciation, Amortization and Capitalization

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

Income Taxes

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


NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2002, and 2001 represents the minimum state income tax expense of the Company, which is not considered significant.


NOTE 3 - LOAN PAYABLE

During the periods ended December 31, 2002, and 2001 the Company had unsecured loans payable with an interest rate of 10% per annum. As of December 31, 2002, outstanding loans payable with interest were in the amount of $149,124.





SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOSS ON DISPOSAL OF ASSETS

During the period ended September 30, 2002 the Company retired and abandoned leasehold improvements and an outdated computer system with an original cost of $64,599 and accumulated depreciation of $64,169 resulting in a net loss of $430.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The company presently leases 8556 square feet of manufacturing and office space on a month-to-month basis. The company's operating lease terminated on May 31, 2002 and negotiations are currently underway for a renewal of the lease for these premises.

Litigation

In September 2001, the Company was served as a defendant in a lawsuit involving Great America Leasing Corporation. The case related to the lease of a telephone system and was settled out of court in October 2002. The settlement did not have any material financial impact on the Company.

Licensing, Royalty and Consulting Agreements

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determines will enhance the Company's ability to market innovative products in a competitive field.

At December 31, 2002, the company has future royalty payment commitments totaling approximately $778,000.

NOTE 6 - STOCK OPTIONS

During the period ended December 31, 2002, the Company had outstanding stock options with exercise prices of $0.05 per share, as incentives for employee and consultant performance. Options on 1,732,000 shares of common stock were outstanding at December 31, 2002. The exercise of any or all of these options would cause reported losses per share to decrease.








SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $8,445,979 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

/s/ Terry Howlett
- - -------------------
Terry Howlett,
President and Director



Date: March 31, 2003



Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Nutek, Inc.

/s/  Terry Howlett
- - ------------------------
Terry Howlett, President
Date:  March 31, 2003





             CONSENTS OF EXPERTS AND COUNSEL


Sarna & Company
Certified Public Accountants
Street address
West Lake Village, CA

INDEPENDENT AUDITORS' REPORT
Board of Directors

Skinvisible, Inc.
6320 S. Sandhill Rd.d, Suite #10
Las Vegas, Nevada 89120

March 31, 2003

To Whom It May Concern:

Sarna & Company., consents to the inclusion of our report of March 28, 2003 on the Financial Statements of Skinvisible, Inc., as of December 31, 2002 and 2001, in any filings that are necessary now or in the near future with the U.S. Securities and Exchange Commission.

Very Truly yours,

/s/  Sarna & Company
- - --------------------------------
Sarna & Company







                               Exhibit 99(i)

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350
AS ADOPTED PURSUANT TO
SECITON 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Annual Report of Skinvisible, Inc. (the "Company") on Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date therein specified (the "Report"), I, Terry Howlett, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                     /s/ Terry Howlett
                                     ------------------------------------------

                                    TERRY HOWLETT, Chief Executive Officer

Dated: March 31, 2003