Form 10QSB
period 2003-03-31
SKINVISIBLE INC
filed 2003-05-15
CIK 1085277

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2003

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________ to __________

     Commission File Number 0-25911

                                 SKINVISIBLE, INC.
         (Exact name of Small Business Issuer as specified in its charter)

NEVADA          ______                               88-0344219
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,044,808 SHARES OF COMMON STOCK AS OF MARCH 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]




#

                         PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL

The  Company's  unaudited financial statements for the three months ended March
31,  2003  are  included  with  this  Form  10-QSB.   The  unaudited  financial
statements for the three months ended March 31, 2003 include:

     (a) Consolidated Balance Sheet as of March 31, 2003, March 30, 2002 and December 31, 2002;
     (b) Consolidated Statement of Operations and Accumulated Deficit - Three months ended March 31, 2003 and March 30, 2002;
     (c) Consolidated Statement of Cash flows - Three months ended March 31, 2003 and March 31, 2002

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.




























                      SKINVISIBLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                               MARCH 31        DECEMBER 31
                                              2003 _      2002        2002
Current Assets                          (unaudited) (unaudited)  (audited)
  Cash                                   $  (2,596)  $   2,282  $    4,622
  Accounts Receivable                       54,495      51,814      44,773
  Inventory                                118,776     114,010     123,706
  Prepaid Expenses & Advances                6,913       3,088       3,088
  Prepaid License Fee                       50,000      50,000      50,000
     Total Current Assets                  227,588     221,194     226,189
Property and Equipment
  Furniture and Equipment                  138,767     135,436     138,767
  Laboratory Build-Out                     268,754     268,754     268,754
    Total Property and Equipment           407,521     404,190     407,521
    Less Accumulated Depreciation         (232,441)   (201,147)   (216,046)
Net Property and Equipment                 175,080     203,043     191,475

Other Assets - Exclusive Distribution
                Rights                     200,000     200,000     200,000
              - Patents & Trademarks        30,071      29,431      30,071
             - Prepaid Royalty           1,000,000   1,000,000   1,000,000
              - Deposits                       225         225         225
                                         1,230,296   1,229,656   1,230,296

TOTAL ASSETS                            $1,632,964 $ 1,653,893 $ 1,647,960


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
  and Accrued Expenses                  $  485,893  $  619,462  $  463,187
Loan Payable                               148,722     212,784     149,124
Total Current Liabilities                  634,615     832,246     612,311
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    38,882,000,30,946,808 and
    38,789,808 shares issued                38,882      30,947      38,790
  Additional paid in capital             9,466,908   9,059,531   9,442,838
  Accumulated Deficit                   (8,507,441) (8,268,831) (8,445,979)
Total Stockholders' Equity                 998,349     821,647   1,035,649

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $1,632,964  $1,653,893  $1,647,960



                      SKINVISIBLE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (unaudited)
                                                       THREE MONTHS ENDED
                                                                 MARCH 31
                                                        2003        2002

Revenues                                             $  65,509  $   55,620

Cost of Sales
  Beginning Inventory                                  123,706     124,328
  Purchases                                             14,865      10,604
     Total Available                                   138,571     134,932
  Less:  Ending Inventory                             (118,776)   (118,126)

Total Cost of Sales                                     19,795       6,806

Gross Profit                                            45,714      38,814

Operating Expenses                                    (107,176)   (270,356)
Loss Before Provision for
  Income Taxes                                         (61,462)   (231,542)

Provision for Income Taxes                                  (0)         (0)

Net Loss                                               (61,462)   (231,542)

Accumulated Deficit, Beginning
  Of Period                                         (8,445,979) (7,590,323)

Accumulated Deficit, End of Period                 $(8,507,441)$(7,821,865)

Net Loss per Share                                 $      (.02)$      (.01)

Weighted Average Shares Outstanding                 38,820,539  21,311,675













                      SKINVISIBLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                                       THREE MONTHS ENDED
                                                               MARCH 31
                                                          2003       2002
Cash Flows from Operating Activities:

   Net Loss                                      $   (61,462) $  (231,542)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                   16,395       20,109
        (Increase) Decrease in:
           Accounts Receivable                        (9,722)      (3,952)
           Inventory                                   4,930        6,202
           Advances                                   (3,825)       2,188
            Other Assets - Prepaid Expenses                0          420
Increase (Decrease) in:
           Accounts Payable and
             Accrued Expenses                         22,706       89,228

     Net Cash Used by Operating Activities           (30,978)    (117,347)

Cash Flows from Investing Activities:
   Patents & Trademarks                                    0         (700)

     Net Cash Used by Investing Activities                 0         (700)

Cash Flows from Financing Activities:

   Payment of Loan Principal                            (402)     (90,689)
   Net Proceeds from the Issuance of
     Common Stock                                     24,162       26,478

     Net Cash Provided by Financing Activities        23,760      117,167

Net Increase (Decrease) in Cash			      (7,218)        (880)

Cash at Beginning of Period                            4,622        2,335

Cash at End of Period                               $ (2,596)   $   1,455

Supplemental Disclosure:
   Interest Paid                                    $  2,526    $   5,719

#

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

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


Subsequent Event:


On April 29, 2003, a press release was issued that discussed the following event:

Skinvisible, Inc. (OTC Bulletin Board: SKVI / Website: www.skinvisible.com) announced that its patent-pending antimicrobial hand sanitizer is receiving strong interest from several Asian countries searching for protective advantages in their fight against the SARS virus. Due to its proven, long-lasting sanitizing capabilities against a wide range of pathogens tested, the formulation may be a significant factor in assisting to reduce transmission through hand contact. The Company is currently in discussions with distributors for the areas Hong Kong, China, Singapore, Malaysia and Taiwan. In addition, negotiations are underway with Canadian and U.S. distributors and product manufacturers.

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


RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 2003 increased to $65,509 from $55,620 for the three months ended March 31, 2002. This increase in revenue was mainly due to private label sales, product development fees charged to other pharmaceutical companies, and polymer sales to cosmetic manufacturers through the Company's sales agent/broker network. This is in line with the Company's re-directed focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or licensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

Gross profit for the three months ended March 31, 2003 increased to $45,714 from $38,814 for the three months ended March 31, 2002.

The Company's operating expenses decreased to $107,716 for the three months ended March 31, 2003 from $270,356 for the three months ended March 31, 2002. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $107 for the three months ended March 31, 2003 compared with $48,731 for the three months ended March 31, 2002.

The Company incurred general and administrative costs in the amount of $107,609 for the three months ended March 31, 2003 compared with $221,625 for the three months ended March 31, 2002. Some of these general and administrative costs included the following: Professional fees in the amount of $19,607 for the three months ended March 31, 2003 compared to $8,802 for the same period in 2002; Salaries and Wages which decreased to $24,070 for the three months ended March 31, 2003, compared with $122,876 for the three months ended March 31, 2002; and Outside Management Consultant costs in the amount of $7,047 for the three months ended March 31, 2003, compared to $16,542 for the three months ended March 31, 2002.

The Company had net losses of $61,462 for the three months ended March 31, 2003, down from $231,542 for the same period ended March 31, 2002. The losses were funded by various financings and short-term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the three months ended March 31, 2003, was $0.02, down from a loss of $0.01 per share for the same period in 2002.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $(2,596) as of March 31, 2003, compared to $1,455 as of March 31, 2002. The Company has outstanding loans payable with interest in the amount of $148,722 as of March 31, 2003.

The Company had accounts payable and accrued expenses in the amount of $485,893 as of March 31, 2003, compared to $513,322 as of March 31, 2002. Until revenues increase or the Company receives additional funding, certain creditors and employees have agreed to defer receipt of payments or salaries, respectively. This accounts for the rise in our accounts payable and accrued expenses.

Cash used in operating activities for the three months ended March 31, 2003 decreased to $30,978 down from $117,347 for the three months ended March 31, 2002. This can be mainly attributed to a decrease in the use of outside consultants, a decrease in staffing, and an increase in accounts payable and accrued expenses as outlined in the previous paragraph.

Cash used in investing activities for the three months ended March 31, 2003 and 2002, was $0 and $700 respectively.

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


SKINVISIBLE, INC.

Date:  May 14, 2003                    By:  /s/ Terry Howlett
                                             ----------------------------------
----
                                               Terry Howlett
                                               Chief Executive Office



#