Form 10QSB/A
period 2003-03-31
SKINVISIBLE INC
filed 2003-05-22
CIK 1085277

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB/A

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,839,808 SHARES OF COMMON STOCK AS OF MARCH 31, 2003.

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






                      SKINVISIBLE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                          MARCH 31    MARCH 31  DECEMBER 31
                                              2003       2002        2002
Current Assets                          (unaudited) (unaudited)  (audited)
  Cash                                   $  (2,596)  $   1,455  $    4,622
  Accounts Receivable                       54,495       9,668      44,773
  Inventory                                118,776     118,126     123,706
  Prepaid Expenses & Advances                6,913       2,901       3,088
  Prepaid License Fee                       50,000      50,000      50,000
					----------   ---------  ----------
     Total Current Assets                  227,588     213,005     226,189

Property and Equipment
  Furniture and Equipment                  138,767     135,434     138,767
  Laboratory Build-Out                     268,754     332,318     268,754
					----------   ---------  ----------
    Total Property and Equipment           407,521     467,752     407,521
    Less Accumulated Depreciation         (232,441)   (234,743)   (216,046)
					----------   ---------  ----------
Net Property and Equipment                 175,080     233,009     191,475

Other Assets - Exclusive Distribution
                Rights                     200,000     200,000     200,000
              - Patents & Trademarks        30,071      18,232      30,071
             - Prepaid Royalty           1,000,000   1,000,000   1,000,000
              - Deposits                       225         725         225
					----------   ---------  ----------
                                         1,230,296   1,218,957   1,230,296

TOTAL ASSETS                            $1,632,964  $1,634,116 $ 1,647,960
					==========  ========== ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable
  and Accrued Expenses                  $  485,893  $  513,322  $  463,187
Loan Payable                               148,722     333,681     149,124
					----------   ---------  ----------
Total Current Liabilities                  634,615     847,003     612,311
Stockholders' Equity
  Common Stock, $0.001 par value
    100,000,000 shares authorized,
    38,839,808,21,316,808 and
    38,789,808 shares issued                38,840      21,317      38,790
  Additional paid in capital             9,466,950   8,587,661   9,442,838
  Accumulated Deficit                   (8,507,441) (7,821,865) (8,445,979)
					----------   ---------  ----------
Total Stockholders' Equity                 998,349     787,113   1,035,649

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $1,632,964  $1,634,116  $1,647,960
					==========  ========== ===========


                      SKINVISIBLE, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                  (unaudited)
                                                       THREE MONTHS ENDED
                                                      MARCH 31    MARCH 31
                                                        2003        2002

Revenues                                             $  65,509  $   55,620

Cost of Sales
  Beginning Inventory                                  123,706     124,328
  Purchases                                             14,865      10,604
     Total Available                                   138,571     134,932
  Less:  Ending Inventory                             (118,776)   (118,126)
						     ---------- -----------
Total Cost of Sales                                     19,795       6,806

Gross Profit                                            45,714      38,814

Operating Expenses                                    (107,176)   (270,356)
Loss Before Provision for
  Income Taxes                                         (61,462)   (231,542)

Provision for Income Taxes                                  (0)         (0)
						     ---------- -----------

Net Loss                                               (61,462)   (231,542)
						     ========== ===========

Accumulated Deficit, Beginning
  Of Period                                         (8,445,979) (7,590,323)

Accumulated Deficit, End of Period                 $(8,507,441)$(7,821,865)

Net Loss per Share                                 $      (.00)$      (.01)

Weighted Average Shares Outstanding                 38,820,539  21,311,675













                      SKINVISIBLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (unaudited)
                                                       THREE MONTHS ENDED
                                                     MARCH 31    MARCH 31
                                                        2003        2002
Cash Flows from Operating Activities:

   Net Loss                                      $   (61,462) $  (231,542)
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities
       Depreciation                                   16,395       20,109
        (Increase) Decrease in:
           Accounts Receivable                        (9,722)      (3,952)
           Inventory                                   4,930        6,202
           Advances                                   (3,825)       2,188
            Other Assets - Prepaid Expenses                0          420
Increase (Decrease) in:
           Accounts Payable and
             Accrued Expenses                         22,706       89,228
						  -----------  -----------
     Net Cash Used by Operating Activities           (30,978)    (117,347)

Cash Flows from Investing Activities:
   Patents & Trademarks                                    0         (700)
						  -----------  -----------
     Net Cash Used by Investing Activities                 0         (700)

Cash Flows from Financing Activities:

   Payment of Loan Principal                            (402)     (90,689)
   Net Proceeds from the Issuance of
     Common Stock                                     24,162       26,478
						  -----------  -----------
     Net Cash Provided by Financing Activities        23,760      117,167
						  -----------  -----------
Net Increase (Decrease) in Cash			      (7,218)        (880)

Cash at Beginning of Period                            4,622        2,335

Cash at End of Period                               $ (2,596)   $   1,455

Supplemental Disclosure:
   Interest Paid                                    $  2,526    $   5,719



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

In January 2000 the Company filed a patent application for its antimicrobial dermal barrier formulation, which utilized one of the Invisicare delivery systems. This initial application was intended to obtain patent protection for the Company's original finished skin protector product. The application is pending.


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


RESULTS OF OPERATIONS

Net revenue for the three months ended March 31, 2003 increased to $65,509 from $55,620 for the three months ended March 31, 2002. This increase in revenue was mainly due to private label sales, and polymer sales to cosmetic manufacturers through the Company's sales agent/broker network. This is in line with the Company's re-directed focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or licensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

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

The Company had net losses of $61,462 for the three months ended March 31, 2003, down from $231,542 for the same period ended March 31, 2002. The losses were funded by various financings and short-term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the three months ended March 31, 2003, was $0.00, up from a loss of $0.01 per share for the same period in 2002.

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

Future issuances of the Company's equity or debt securities will be required in order for the Company to clear up some of its debt and continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues have increased slightly due to the Company's re-directed focus of pursuing private label business opportunities, charging product development fees, as well as sales of its polymer delivery systems. The Company will continue with these efforts as well as pursue possible licensing of its delivery systems to established manufacturers in the cosmetic, over-the-counter, and pharmaceutical skincare markets. The Company periodically revises its plan of operations as new situations arise. Over the next nine months remaining in the fiscal year ending December 31, 2003, the Company expects to realize an increase in operating revenues after deduction of costs of goods sold. These projected revenues are comprised of private label sales of the polymer-based formulations, product development fees, royalties, as well as sales of its polymer - based delivery systems or licensing of its polymer-based delivery system technologies. Additional debt or equity financing will need to be raised to cover the operating expenses incurred.

The Company is presently undertaking a search for additional equity financing in the form of a private placement to cover these anticipated expenses and expected operational losses. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations. As of the date of the filing, the Company has raised $216,500 on the private placement.


Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the first quarter ended March 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.



PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.


Item 2.     Changes in Securities and Use of Proceeds:

During the first quarter of 2003, an option for 50,000 shares was exercised by by a former employee.


Item 3.     Defaults Upon Senior Securities:  NONE

Item 4.     Submission of Matters to a Vote of Security Holders:  NONE

Item 5.     Other Information:  NONE

Item 6.     Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

		- Exhibit 99.1 Certification Pursuant to Section 906 of the
		  Sarbanes-Oxley Act of 2002

		- Exhibit 99.2 Certification Pursuant to Section 302 of the
		  Sarbanes-Oxley Act of 2002


      (b)   Reports on Form 8-K:  NONE


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

Date:  May 22, 2003                    By:  /s/ Terry Howlett
                                             ----------------------------------
----
                                               Terry Howlett
                                               Chief Executive Office