Form 10QSB
period 2003-06-30
SKINVISIBLE INC
filed 2003-08-14
CIK 1085277

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended JUNE 30, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,309,808 SHARES OF COMMON STOCK AS OF JUNE 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]








                         PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL

The  Company's  unaudited  financial statements for the three months ended June
30,  2003  are  included  with  this  Form  10-QSB.   The  unaudited  financial
statements for the three months ended June 30, 2003 include:

     (a)   Consolidated Balance Sheet  as  of  June  30,  2003 and December 31,
           2002;
     (b) Consolidated Statement of Operations and Accumulated Deficit - Six months ended June 30, 2003 and June 30, 2002 and three months ended June 30, 2003 and June 30, 2002;
     (c) Consolidated Statement of Changes in Shareholders' Equity - Six months ended June 30, 2003 and June 30, 2002;
     (d) Consolidated Statement of Cash flows - Six months ended June 30, 2003 and June 30, 2002

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.




                        SKINVISIBLE, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                      ASSETS
                                                  UNAUDITED	       AUDITED
                                                June 30, 2003      December 31, 2002
   Current Assets:
     Cash                                            $(2,612)           $4,622
     Accounts receivable                               80,327           44,773
     Inventory                                        131,585          123,706
     Prepaid expenses                                   1,456            3,088
     Prepaid license fee                               50,000           50,000
						    ---------	     ---------
        Total current assets                         $260,756         $226,189

   Property and Equipment, net of
       accumulated depreciation                       158,685          191,475

   Other Assets:
     Exclusive distribution rights                    200,000          200,000
     Patents and trademarks                            30,071           30,071
     Prepaid royalty                                1,000,000        1,000,000
     Deposits                                               -              225
						    ---------	     ---------
        Total other assets                          1,230,071        1,230,296

   Total Assets                                    $1,649,512       $1,647,960
						    =========	     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY


   Current Liabilities:
     Accounts payable and accrued expenses           $606,512         $463,187
     Loan payable                                     145,036          149,124
						    ---------	     ---------
        Total current liabilities                    $751,548         $612,311

   Stockholders' Equity:
     Common stock, $0.001 par value, 100,000,000
     shares authorized; 44,309,808 shares
     issued and outstanding as of June 30, 2003,
     and 38,789,808 as of December 31, 2002.           44,310           38,790
     Additional paid-in capital                     9,657,730        9,442,838
     Subscriptions receivable                        (12,000)                -
     Accumulated Deficit                          (8,792,076)      (8,445,979)
						    ---------	     ---------
        Total stockholders' equity                    897,964        1,035,649

   Total Liabilities and Stockholders' Equity      $1,649,512       $1,647,960
						    =========	     =========


                                                                                                          C>

                                     SKINVISIBLE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                (unaudited)


                                                   3 Months Ended                 6 Months Ended
                                           June 30, 2003   June 30, 2002   June 30, 2003  June 30, 2002

   Revenue                                        $80,123        51,239       145,632       106,859

   Cost of Goods Sold                              53,702         9,977        68,568        26,783
						---------     ---------	    ---------	  ---------
   Gross Profit                                    26,421        41,262        77,064        80,076

   Operating Expenses                           (317,673)     (276,116)     (429,692)     (546,472)

   Other Income                                     6,531             -         6,531             -
						---------     ---------	    ---------	  ---------
   Net Ordinary Income                         $(284,721)    $(234,854)    $(346,097)    $(466,396)
						---------     ---------	    ---------	  ---------

   Accumulated Deficit, Beginning of Period   (8,445,979)   (7,590,323)   (8,445,979)   (7,590,323)

   Accumulated Deficit, End of Period         (8,792,076)   (8,056,719)   (8,792,076)   (8,056,719)

   Net Loss Per Share                             $(0.01)       $(0.01)       $(0.01)       $(0.02)

   Weighted Average Shares Outstanding         40,208,222    23,439,241    40,208,222    23,439,241


                  SKINVISIBLE, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                             (unaudited)


                 ASSETS
                                            6 Months Ended
                                      June 30, 2003   June 30, 2002
   Shares of Common Stock Issued:
     Beginning Balance                   38,789,808    21,052,033
       Issuance Pursuant to:
         Stock Offering & Option Plan     5,520,000     6,514,775
					 ----------    ----------
     Ending Balance                      44,309,808    27,566,808

   Common Stock Par Value
     Beginning Balance                      $38,790        21,052
       Issuance Pursuant to:
         Stock Offering & Option Plan         5,520         6,515
					 ----------    ----------
     Ending Balance                          44,310        27,567

   Additional Paid in Capital
     Beginning Balance                    9,442,838     8,561,448
       Issuance Pursuant to:
         Stock Offering & Option Plan       214,892       332,463
					 ----------    ----------
     Ending Balance                       9,657,730     8,893,911

   Accumulated Deficit
     Beginning Balance                  (8,445,979)   (7,590,323)
     Net Loss                             (346,097)     (466,396)
					 ----------    ----------
     Ending Balance                     (8,792,076)   (8,056,719)

   Total Stockholder's Equity              $909,964      $864,759



                      SKINVISIBLE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)


                                             6 Months Ended   6 Months Ended
                                             June 30, 2003     June 30, 2002

   Cash Flows From Operating Activities:
   Net Loss                                      $(346,097)    $(466,396)
   Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation expense                              32,790        36,148
   Loss on disposal of fixed assets                       -           428
   Increase in accounts receivable                 (35,554)      (24,366)
   (Increase) Decrease in inventory                 (7,879)         9,382
   Increase in advances                                   -       (1,212)
   Increase in stock subscription receivable         12,000             -
   Decrease in prepaid expenses                       1,632         1,936
   Decrease in deposits                                 225           500
   Increase in accounts payable and
       accrued expenses                             143,325       118,691
   Net cash used by operating activities          (199,558)     (324,889)

   Cash Flows From Investing Activities:
        Increase on patents & trademarks                  -       (5,471)
   Net cash provided by investing activities              -       (5,471)

   Cash Flows From Financing Activities:
       Payment of loan principal                    (4,088)      (10,370)
       Issuance of common stock                     220,412       338,978
   Net cash provided by financing activities        216,324       328,608


   Net Decrease in Cash                             (7,234)       (1,752)

   Balance, Beginning                                 4,622         8,873

   Balance, Ending                                 $(2,612)        $7,121

   Interest Paid                                     $3,386       $14,941

   Taxes Paid                                            $-            $-



		    SKINVISIBLE INC., AND SUBSIDIARIES

                       NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 1 - STOCKHOLDERS' EQUITY

During the first quarter of 2003, a former employee exercised an option for 50,000 shares.

The Company's raised $228,500 by offering common stock, via a private placement, which held with it the warrant to acquire additional shares during the second quarter of 2003. The common stock was sold at $0.05 per share and gave the holders the right to purchase 60,000 shares of common stock at $0.10 per share before July 14, 2003. This was undertaken to assist the company while operations are increased in an attempt to increase the revenues and results of that company.

NOTE 2 - WARRANTS AND OPTIONS

The Company issued warrants with via their private placement, which held with it the warrant to acquire additional shares during the second quarter of 2003. The terms of the private placement were to grant the holder of the warrant the right to "purchase one share of common stock for $0.10 if the warrant is exercised on or before July 15, 2003 and $0.15 if exercised on or before May 27, 2004 and $0.20 if exercised on or after May 28, 2004 but before but before close of business on May 27, 2005."



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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATESECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations, which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

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

The Company's short-term strategy includes revenue generation from private label business opportunities for its antimicrobial hand sanitizer formulations. The Company is also offering private label opportunities for its clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. Additional, recently developed private label products include a sunless tanning lotion as well as a spray sunless tanning formulation. These products have been very well received and the Company expects these products to sell very well.

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

Patent Applications:

The Company filed a patent application in August 2001 for its Invisicare topical compositions and its methodology for manufacturing and utilization of numerous delivery systems and related applications. This application is ongoing.

In January 2000 the Company filed a patent application for its antimicrobial dermal barrier formulation, which utilized one of the Invisicare delivery systems. This initial application was intended to obtain patent protection for the Company's original finished skin protector product. This application was approved on June 24, 2003 and a Patent has been issued.

Subsequent Events:

On July 14, 2003, a press release was issued to announce that the Company had signed an agreement of distribution for its patented Antimicrobial Hand Sanitizer lotion and spray formulation for China, Singapore, Hong Kong and Macau. Skinvisible also announced that it had received an initial order for nineteen 55-gallon drums of the Antimicrobial Hand Sanitizer formulation for the Hong Kong market.

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

RESULTS OF OPERATIONS

Net revenue for the six months ended June 30, 2003 increased to $145,632 from $106,859 for the six months ended June 30, 2002. This increase in revenue was mainly due to private label sales, product development fees charged to other pharmaceutical companies, and polymer sales to cosmetic manufacturers through the Company's sales agent/broker network. This is in line with the Company's re-directed focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or licensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

Gross profit for the six months ended June 30, 2003 decreased to $77,064 from $80,076 for the six months ended June 30, 2002.

The Company's operating expenses decreased to $429,692 for the six months ended June 30, 2003 from $546,472 for the six months ended June 30, 2002. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $6,107 for the six months ended June 30, 2003 compared with $68,245 for the six months ended June 30, 2002.

The Company incurred general and administrative costs in the amount of $423,585 for the six months ended June 30, 2003 compared with $478,227 for the six months ended June 30, 2002. Some of these general and administrative costs included the following: Professional fees in the amount of $30,884 for the six months ended June 30, 2003 compared to $21,011 for the same period in 2002; Salaries and Wages which decreased to $141,540 for the six months ended June 30, 2003, compared with $237,526 for the six months ended June 30, 2002; and Outside Management Consultant costs in the amount of $26,580 for the six months ended June 30, 2003, compared to $16,347 for the six months ended June 30, 2002.

The Company had net losses of $346,097 for the six months ended June 30, 2003, down from $466,396 for the same period ended June 30, 2002. The losses were funded by various financings and short-term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the six months ended June 30, 2003, was $0.22, up from a loss of $0.02 per share for the same period in 2002.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have been financed principally through a combination of private sales of the Company's equity securities and short-term loans.

The Company had cash of $(2,612) as of June 30, 2003, compared to $583 as of June 30, 2002. The Company has outstanding loans payable with interest in the amount of $145,036 as of June 30, 2003.

The Company had accounts payable and accrued expenses in the amount of $606,512 as of June 30, 2003, compared to $542,785 as of June 30, 2002. Until revenues increase or the Company receives additional funding, certain creditors and employees have agreed to defer receipt of payments or salaries, respectively. This accounts for the rise in our accounts payable and accrued expenses.

Cash used in operating activities for the six months ended June 30, 2003 decreased to $223,558 down from $324,889 for the six months ended June 30, 2002. This can be mainly attributed to a decrease in the use of outside consultants, a decrease in staffing, and an increase in accounts payable and accrued expenses as outlined in the previous paragraph.

Cash used in investing activities for the six months ended June 30, 2003 and 2002, was $0 and $5,471 respectively.

Future issuances of the Company's equity or debt securities will be required in order for the Company to clear up some of its debt and continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues have increased slightly due to the Company's re-directed focus of pursuing private label business opportunities, charging product development fees, as well as sales of its polymer delivery systems. The Company will continue with these efforts as well as pursue possible licensing of its delivery systems to established manufacturers in the cosmetic, over-the-counter, and pharmaceutical skincare markets. The Company periodically revises its plan of operations as new situations arise. Over the next six months remaining in the fiscal year ending December 31, 2002, the Company expects to realize approximately $180,000 from operating revenues after deduction of costs of goods sold. These projected revenues are comprised of private label sales of the polymer-based formulations, product development fees, royalties, as well as sales of its polymer-based delivery systems or licensing of its polymer-based delivery system technologies. In that same six-month period, the Company anticipates incurring approximately $320,000 in operating expenses. Additional debt or equity financing will need to be raised to cover the operating expenses incurred.

The Company is presently undertaking a search for additional equity financing in the form of a private placement to cover these anticipated expenses and expected operational losses. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations.

Item 3. Controls and Procedures

Within 90 days prior to the date of this quarterly report on Form 10-QSB for the second quarter ended June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.

Item 2.     Changes in Securities and Use of Proceeds:

During the first quarter of 2003, a former employee exercised an option for 50,000 shares.

The Company's raised $228,500 by offering common stock, via a private placement, which held with it a warrant to acquire additional shares during the second quarter of 2003. The common stock was sold at $0.05 per share and gave the holders the right to purchase one share of common stock at $0.10 per share on or before July 14, 2003, at $0.15 per share on or before May 28, 2004, and at $0.20 per share on or before May 27, 2005. This was undertaken to assist the company while operations are increased in an attempt to increase the revenues and results of that company.


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


SKINVISIBLE, INC.

Date:  August 15, 2003         By:  /s/ Terry Howlett
                               --------------------------------
                                        Terry Howlett
                                        Chief Executive Office