Form 10QSB
period 2003-09-30
SKINVISIBLE INC
filed 2003-11-19
CIK 1085277

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 48,464,808 Shares of common stock as of November 17, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]







                         PART I  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GENERAL

The  Companys   unaudited  financial  statements  for  the  three  months ended
September 30,2003 are included with this Form 10-QSB. The unaudited financial statements for the three months ended September 30, 2003 include:

The  Companys   unaudited  financial  statements  for  the  three  months ended
September 30, 2003 are included with this Form 10QSB. The unaudited financial statements for the three months ended September 30, 2003 include:

(a)	Consolidated  Balance  Sheet  as of September 30, 2003 and December 31,
	2002;
(b)	Consolidated  Statement  of  Operations  and Accumulated  Deficit  Nine
	months ended September 30, 2003 and September 30, 2002 and three months
	ended September 30, 2003 and September 	30, 2002;
(c)	Consolidated  Statement of Changes in Shareholders Equity   Nine months
	ended September 30, 2003 and September 30, 2002;
(d)	Consolidated Statement of Cash flows - Nine  months ended September 30,
	2003 and September 30, 2002


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10QSB and Item 310(b) of Regulation S B, and therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.



SKINVISIBLE, INC. AND SUBSIDIARIES

			     CONSOLIDATED BALANCE SHEET

ASSETS
							 UNAUDITED           AUDITED
						September 30, 2003 December 31, 2002
Current Assets:
Cash							    $(122)	     $4,622
Accounts receivable					    61,568           44,773
Inventory						   105,196          123,706
Prepaid expenses					       856            3,088
Prepaid license fee					    50,000           50,000
							----------	-----------
Total current assets					  $217,498         $226,189

Property and Equipment, net of
accumulated depreciation				   142,290          191,475
Other Assets:
Exclusive distribution rights				   200,000          200,000
Patents and trademarks                                      30,071           30,071
Prepaid royalty						 1,000,000        1,000,000
Deposits							 -              225
							----------	-----------
Total other assets					 1,230,071        1,230,296
							----------	-----------
Total Assets						$1,589,859       $1,647,960
							==========	===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses			  $695,815         $463,187
Loan payable						    19,872          149,124
							----------	-----------
   Total current liabilities                              $715,687         $612,311

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000
shares authorized; 46,019,808 shares
issued and outstanding as of September 30, 2003,
and 38,789,808 as of December 31, 2002.			    46,020           38,790
Additional paid-in capital                               9,821,362        9,442,838
Subscriptions receivable                                  (35,000)                -
Accumulated Deficit                                    (8,958,210)      (8,445,979)
							----------	-----------
   Total stockholders' equity                              874,172        1,035,649
							----------	-----------
Total Liabilities and Stockholders' Equity              $1,589,859       $1,647,960
							==========	===========

                                    IS P.1


                                          SKINVISIBLE, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                     (unaudited)


                                          3 Months Ended     3 Months Ended     9 Months Ended	   9 Months Ended
                                        September 30, 2003 September 30, 2002 September 30, 2003 September 30, 2002

Revenue                                            $25,851            39,761           171,484           146,620

Cost of Goods Sold                                  29,195            11,857            97,763            38,640
						----------	 -----------	   -----------	    ------------
Gross Profit                                       (3,344)            27,904            73,721           107,980

Operating Expenses                               (262,795)         (240,016)         (692,483)         (786,488)

Other Income                                       100,000                 -           106,531                 -
						----------	 -----------	   -----------	    ------------
Net Loss                                        $(166,139)        $(212,112)        $(512,231)        $(678,508)

Accumulated Deficit, Beginning of Period       (8,792,071)       (8,056,719)       (8,445,979)       (7,590,323)
						----------	 -----------	   -----------	    ------------
Accumulated Deficit, End of Period             (8,958,210)       (8,268,831)       (8,958,210)       (8,268,831)
						==========	 ===========	   ===========	    ============
Net Loss Per Share                                 $(0.01)           $(0.03)           $(0.01)           $(0.03)
						==========	 ===========	   ===========	    ============
Weighted Average Shares Outstanding             42,404,808        25,908,430        42,404,808        25,908,430
						==========	 ===========	   ===========	    ============

                                    SE P.1

                      SKINVISIBLE, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                 (unaudited)


              ASSETS
                                    9 Months Ended     9 Months Ended
                                  September 30, 2003 September 30, 2002
Shares of Common Stock Issued:
  Beginning Balance                       38,789,808        21,052,033
    Issuance Pursuant to:
      Stock Offering & Option Plan         7,230,000         9,894,775
					------------	  ------------
  Ending Balance                          46,019,808        30,946,808
					============	  ============
Common Stock Par Value
  Beginning Balance                          $38,790            21,052
    Issuance Pursuant to:
      Stock Offering & Option Plan             7,230             9,895
					------------	  ------------
  Ending Balance                             $46,020           $30,947
					------------	  ============
Additional Paid in Capital
  Beginning Balance                       $9,442,838        $8,561,448
    Issuance Pursuant to:
      Stock Offering & Option Plan           378,524           498,083
					------------	  ------------
  Ending Balance                          $9,821,362        $9,059,531
					============	  ============
Subscribed Stock
  Beginning Balance                               $-                $-
    Issuance Pursuant to:
      Services Agreements                   (42,000)                 -
    Expense per Service Agreement              7,000
					------------	  ------------
  Ending Balance                           $(35,000)                $-
					============	  ============
Accumulated Deficit
  Beginning Balance                     $(8,445,979)      $(7,590,323)
  Net Loss                                 (512,231)         (678,508)
					------------	  ------------
  Ending Balance                         (8,958,210)       (8,268,831)
					------------	  ------------
Total Stockholder's Equity                  $874,172          $821,647
					============	  ============

                                 CASH FLOWS P1

            SKINVISIBLE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CASH FLOWS
                        (unaudited)

                                       9 Months       9 Months
                                        Ended         Ended
                                      September      September
                                       30, 2003       30, 2002

Cash Flows From Operating
Activities:
Net Loss
                                     $(512,231)	    $(678,508)
Adjustments to reconcile
net income to net
cash provided by operating
activities:
Depreciation expense                     49,185  	50,682
Loss on disposal of fixed                     -  	   430
assets
Increase in accounts                   (16,795)       (31,818)
receivable
(Increase) Decrease in                   18,510    	10,318
inventory
Increase in advances                          -       (12,092)

Increase in stock                      (35,000)              -
subscription receivable
Decrease in prepaid                       2,232       	   233
expenses
Decrease in deposits                        225       	   500
Increase in accounts
payable and
    accrued expenses                    232,628        195,368
				     ----------	    ----------
Net cash used by operating            (261,246)      (464,887)
activities
				     ----------	    ----------
Cash Flows From Investing
Activities:
     Purchase of Property                     -        (1,037)
 & Equipment
     Decrease in patents &                    -       (11,899)
     trademarks
				     ----------	    ----------
Net cash provided by                          -       (12,936)
investing activities
				     ----------	    ----------
Cash Flows From Financing
Activities:
    Payment of loan                   (129,252)       (30,208)
principal
Issuance of common                      385,754        507,978
stock
				     ----------	    ----------
Net cash provided by                    256,502        477,770
financing activities
				     ----------	    ----------
Net Decrease in Cash                    (4,744)      	  (53)


Balance, Beginning                        4,622     	 2,335
				     ----------	    ----------
Balance, Ending                          $(122)    	$2,282
				     ==========	    ==========
Interest Paid                            $5,236        $27,595
				     ==========	    ==========
Taxes Paid                                   $-        	    $-
				     ==========	    ==========



		      SKINVISIBLE INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2003


NOTE 1 - STOCKHOLDERS' EQUITY

During the first quarter of 2003, a former employee exercised an option for 50,000 shares.

During  the  second  quarter  of  2003 the Company raised $228,000 by a private
offering  of  its  common  stock  with  warrants.   The  price  of  the  shares
offered was $0.05 with a warrant for every 2 shares purchased.

NOTE 2 - WARRANTS AND OPTIONS

Shareholders in the private offering were issued 1 warrant for every 2 shares purchased. The warrants grant the holder the right to purchase one additional share of commons stock for $0.10 if the warrant is exercised on or before July 15, 2003 and $0.15 if exercised on or before May 27, 2004 and $0.20 if exercised on or after May 28, 2004 but before the close of business on May 27, 2006.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of certain factors affecting Registrant's results of operations, liquidity and capital resThe Companyces. You should read the following discussion and analysis in conjunction with the Registrant's consolidated financial statements and related notes that are included herein under Item 1 above.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATESECURITIES LITIGATION REFORM ACT OF 1995.

The statements contained in the section captioned Managements Discussion and Analysis of Financial Condition and Results of Operations, which are historical are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Registrant's present expectations or beliefs concerning future events. The Registrant cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Registrant's future profitability; the uncertainty as to the demand for Registrant's services; increasing competition in the markets that Registrant conducts business; the Registrant's ability to hire, train and retain sufficient qualified personnel; the Registrant's ability to obtain financing on acceptable terms to finance its growth strategy; and the Registrant's ability to develop and implement operational and financial systems to manage its growth.

GENERAL
Skinvisible, Inc. (the "Company") is focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating its proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. The Company's primary marketing objectives are to license its technologies and/or sell its delivery systems to established brand manufacturers and marketers of topical prescription Rx, over the counter, cosmetic and skincare products to provide enhanced performance capabilities.

When topically applied, products incorporating the Companys delivery systems adhere to the skin's outer layers, forming a protective bond, resisting wash off, and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. Proven or potential applications identified to date include antimicrobial hand sanitizers, suncare and lipcare formulations, skincare moisturizers, anti fungals, insect repellents, and acne, eczema and psoriasis treatment applications.

The Companys short-term strategy includes revenue generation from private label business opportunities for its antimicrobial hand sanitizer formulations. The Company is also offering private label opportunities for its clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. Additionally, recently developed private label products include a sunless tanning lotion as The Companyll as a spray sunless tanning formulation.

In January 2002 the Company received trademark approval in the U.S. for the name "Invisicare" to identify its family of polymer delivery systems. The Company is currently in the process of filing this trade name with the Cosmetic, Fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

It is the Companys intention to direct its ongoing energies and resThe Companyces towards:

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

The Company is pursuing potential business opportunities, strategic alliances and collaborations directly and through sales agents/brokers. In this activity, the Company has targeted Rx pharmaceutical, over the counter, cosmetic, healthcare, and other brand manufacturers.

The Company is seeking to expand its customer base and develop a broader market for their products.

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

Subsequent Events:

On July 14, 2003, a press release was issued to announce that the Company had signed an agreement of distribution for its patented Antimicrobial Hand Sanitizer lotion and spray formulation for China, Singapore, Hong Kong and Macau. The Company also announced that it had received an initial order for nineteen 55 gallon drums of the Antimicrobial Hand Sanitizer formulation for the Hong Kong market.

On July 9, 2003, the Companys wholly owned subsidiary, Skinvisible Pharmaceuticals, Inc. ("Skinvisible"), entered into a letter of intent with Health First Distributors North America, Inc. of British Columbia, Canada ("Health First') to grant Health First the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product The Company manufacture that is identified as Triclosan 1% formula (the "Product"). On October 29, 2003, the parties revised the letter of intent.

On October 24, 2003 the Company filed an S 8 Registration Statement registering 2,500,000 shares related to the consulting contract with Edward Fitzpatrick of Geneva, Switzerland. The consultant will provide a full market research report on a minimum of 16 sub-licensees in different countries in Europe for the Company's products, along with locating a master licensee for Europe and subsequent sub-licensees in the territory to market and sell the product formulations and proprietary Invisicare polymers developed by the Company. The terms of the consulting contract require the Company to pay consulting fees based on the successful completion of various launch-related milestones. Such fees will be paid through the issuance of Skinvisible shares.

BACKGROUND & HISTORY OF OPERATIONS:

At its inception, the Companys strategy was to develop and market a line of antimicrobial protective hand care products that incorporated its proprietary polymer emulsion invention. These finished products The Companyre intended for a variety of industries, including medical, food service, industrial, salon, and personal-care markets. The Company also marketed and sold its antibacterial/antimicrobial skincare sanitizers under the trade name Safe4HThe Companys to the retail/commercial market.

After extensive ongoing market investigations, analysis of regulatory requirements and strategic planning and evaluation, the Company subsequently determined that the highest and best use of its resThe Companyces would be achieved by focusing on development of topical polymer-based delivery systems and related technologies, rather than pursuing the commercialization of its own antimicrobial and/or dermal barrier formulations that would require extensive lead-times and regulatory processes for each product application, significant human and financial resThe Companyces for a variety of specialized markets, and extensive marketing efforts to compete in a saturated marketplace dominated by large established suppliers.

The Company redefined its long-term strategies and objectives to focus on independent and collaborative research & development of its Invisicare polymer delivery systems and related technologies for a variety of product applications.

RESULTS OF OPERATIONS

Net revenue for the nine months ended September 30, 2003 increased to $171,484 from $146,620 for the nine months ended September 30, 2002. This increase in revenue was mainly due to license fees and private label sales; and polymer sales to cosmetic manufacturers through the Company's sales agent/ broker network. This is in line with the Company's redirected focus of directly pursuing private label business opportunities with existing retail suppliers/distributors, as well as selling or icensing its delivery systems to established manufacturers for enhanced product formulations and applications in the cosmetic, over-the-counter, and pharmaceutical skincare markets.

Gross profit for the nine months ended September 30, 2003 decreased to $73,721 from $107,980 for the nine months ended September 30, 2002.

The Companys operating expenses decreased to $692,483 for the nine months ended September 30, 2003 from $786,488 for the nine months ended September 30, 2002. This decrease in expenses was due to management's continuing efforts to reduce costs. The Company incurred marketing and selling expenses in the amount of $6,177 for the nine months ended September 30, 2003 compared with $2,320 for the nine months ended September 30, 2002.

The Company incurred general and administrative costs in the amount of $686,306 for the nine months ended September 30, 2003 compared with $784,168 for the nine months ended September 30, 2002. Some of these general and administrative costs included the following: Professional fees in the amount of $54,036 for the nine months ended September 30, 2003 compared to $27,408 for the same period in 2002; Salaries and Wages which decreased to $221,351 for the nine months ended September 30, 2003, compared with $269,503 for the nine months ended September 30, 2002; and Outside Management Consultant costs in the amount of $45,145 for the nine months ended September 30, 2003, compared to $33,477 for the nine months ended September 30, 2002.

The Company had net losses of $512,231 for the nine months ended September 30, 2003, down from $678,508 for the same period ended September 30, 2002. The losses were funded by various financings and short term loans obtained during the period. Generally, the reduction in net losses was the result of the cost savings realized by the Company's change in marketing focus and its continuing efforts to trim operating expenditures. The loss per share for the nine months ended September 30, 2003, was $0.02, up from a loss of $0.03 per share for the same period in 2002.

The Company anticipates that losses will likely continue into the foreseeable future, until sufficient revenues are generated to cover its reduced operating expenditures.

LIQUIDITY AND CAPITAL RESOURCES

The Companys operations have been financed principally through a combination of private sales of the Company's equity securities and short term loans.

The Company had cash of $(122) as of September 30, 2003, compared to $2,282 as of September 30, 2002. The Company has outstanding loans payable with interest in the amount of $19,872 as of September 30, 2003.

The Company had accounts payable and accrued expenses in the amount of $695,815 as of September 30, 2003, compared to $619,462 as of September 30, 2002. Until revenues increase or the Company receives additional funding, certain creditors and employees have agreed to defer receipt of payments or salaries, respectively. This accounts for the rise in our accounts payable and accrued expenses.

Cash used in operating activities for the nine months ended September 30, 2003 decreased to $261,246 down from $464,887 for the nine months ended September 30, 2002. This can be mainly attributed to a decrease in the use of outside consultants, a decrease in staffing, and an increase in accounts payable and accrued expenses as outlined in the previous paragraph.

Cash used in investing activities for the nine months ended September 30, 2003 and 2002, was $0 and $12,936 respectively.

Future issuances of the Companys equity or debt securities will be required in order for the Company to clear up some of its debt and continue to finance its operations, as the Company's present revenues are insufficient to meet operating expenses. Present revenues have increased slightly due to the Company's re-directed focus of pursuing private label business opportunities, charging product development fees, as well as sales of its polymer delivery systems. The Company will continue with these efforts as well as pursue possible licensing of its delivery systems to established manufacturers in the cosmetic, over the counter, and pharmaceutical skincare markets. The Company periodically revises its plan of operations as new situations arise. Over the next six months remaining in the fiscal year ending December 31, 2002, the Company expects to realize approximately $60,000 from operating revenues after deduction of costs of goods sold. These projected revenues are comprised of private label sales of the polymer based formulations, product development fees, royalties, as well as sales of its polymer-based delivery systems or licensing of its polymer based delivery system technologies. In that same six month period, the Company anticipates incurring approximately $220,000 in operating expenses. Additional debt or equity financing will need to be raised to cover the operating expenses incurred.

The Company is presently undertaking a search for additional equity financing in the form of a private placement to cover these anticipated expenses and expected operational losses. The failure to obtain such financing in a timely manner would have a significant negative effect on the future operations and may result in the Company being forced to cease operations.

Item 3. Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and President, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, these principal executive officers and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of The Company most recent evaluation.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not a party to any material legal proceedings and, to the Company's knowledge, no such proceedings are threatened or contemplated.

Item 2.     Changes in Securities and Use of Proceeds:

During the first quarter of 2003, a former employee exercised an option for 50,000 shares.

The Companys raised $228,500 (in cash and services) by offering common stock, via a private placement, which held with it the warrant to acquire additional shares during the second quarter of 2003, which ended June 30, 2003. The common stock was sold at $0.05 per share and gave the holders the right to purchase one share of common stock at $0.10 per share on or before July 14, 2003, at $0.15 per share on or before May 28, 2004, and at $0.20 per share on or before May 27, 2006. This was undertaken to assist the company while operations are increased in an attempt to increase the revenues and results of the company.


Item 3.     Defaults Upon Senior Securities:  NONE

Item 4.     Submission of Matters to a Vote of Security Holders:  NONE

Subsequent to this reporting period, the Company filed a definitely proxy statement on November 17, 2003. The Company will hold an annual meeting of the shareholders on November 28, 2003 for the purpose of electing the board of directors.

Item 5.     Other Information:  NONE

Item 6.     Exhibits and Reports on Form 8-K.

      (a) Exhibits:

             Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


      (b) Reports on Form 8-K:  NONE
Subsequent to the reporting period, the Company filed a Current Report on Form 8-K on October 30, 2003 to disclose that Skinvisible Pharmaceuticals, Inc., the Company's wholly owned subsidiary, revised the letter of intent entered into on July 9, 2003 with Health First Distributors North America, Inc. of British Columbia, Canada ("Health First").


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


SKINVISIBLE, INC.

Date:  November 14, 2003         By:  /s/ Terry Howlett
                                 --------------------------------------
                                          Terry Howlett
                                          Chief Executive Officer