Form 10KSB
period 2003-12-31
SKINVISIBLE INC
filed 2004-04-14
CIK 1085277

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] For the transition period from _________________ to __________________

Commission file number: 000-25911

SKINVISIBLE, INC.
(Exact name of Registrant as specified in its charter)

Nevada                        88-0344219
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)

6320 South Sandhill Road, Suite 10
Las Vegas, Nevada 89120
(Address of principal executive offices)

(702) 433-7154
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X        No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   [ ]

State issuer’s revenues for its most recent fiscal year:   $193,988

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$4,598,965 as of March 31, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
48,714,808 Common Shares as of March 31, 2004

TABLE OF CONTENTS

                                                                                                                                                                                     Page
PART I
ITEM 1: DESCRIPTION OF BUSINESS                                                                                                    3
ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                     6
ITEM 3: LEGAL PROCEEDINGS                                                                                                                                 6
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    6

PART II
ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
              AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                              7
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                     9
ITEM 7: FINANCIAL STATEMENTS                                                                                                                        12
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURES                                                                                                                      13
ITEM 8A: CONTROLS AND PROCEDURES                                                                                          13

PART III
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                        13
ITEM 10: EXECUTIVE COMPENSATION                                                                                                                16
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                AND RELATED STOCKHOLDER MATTERS                                                                                           17
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                            19
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                               19
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                               19

PART I

ITEM 1: DESCRIPTION OF BUSINESS
Company Overview

We were organized as a Nevada corporation on March 5, 1998 under the name "Microbial Solutions, Inc." On February 26, 1999, we changed our name to "Skinvisible, Inc."

We conduct our business through the following wholly owned subsidiaries:

Name of subsidiary	Date of Incorporation	Jurisdiction of Incorporation
Skinvisible Pharmaceuticals, Inc. f/k/a Malone Labs, Inc.	June 30, 1995	Nevada
Safe4Hours, Inc.	April 20, 2000	Nevada
Skinvisible Pharmaceuticals (Canada) Inc.	October 20, 1998	Canada

We conduct our primary business activities, including all research and development, marketing, and manufacturing of our product through Skinvisible Pharmaceuticals, Inc., a Nevada corporation. We conduct our marketing activities in Canada through the Canadian entity Skinvisible Pharmaceuticals (Canada) Inc.

Description of Business

We are focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating our proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. Our primary marketing objectives are to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products to provide enhanced performance capabilities.

When topically applied, products incorporating our delivery systems adhere to the skin's outer layers, forming a protective bond, resisting wash-off, and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. Proven or potential applications identified to date include antimicrobial hand sanitizers, suncare and lipcare formulations, skincare moisturizers, anti-fungals, insect repellents, acne, eczema and psoriasis treatment applications.

Our short-term strategy includes revenue generation from private label business opportunities for our antimicrobial hand sanitizer formulations. We are also offering private label opportunities for our clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. In addition, we also manufacture other skincare products such as moisture creams and sunless tanning products which are sold as both lotions and spray-ons for air brush tanning.

Manufacture of Innovative Topical Polymer-Based Delivery Systems

Manufacturing is performed by SPI at our facility at 6320 S. Sandhill Road, Unit #10, Las Vegas, Nevada 89120. The manufacturing process consists of the manufacture of proprietary polymer-based delivery systems or product formulations incorporating the delivery systems and additional ingredients including active agents for specific applications. The manufacturing process starts with the delivery system ingredients and other ingredients in accordance with the amounts and the process prescribed by the proprietary formula. The combined ingredients are heated to critical temperatures as required to complete the manufacturing of the final polymer delivery system or formulation. The product is ready for bottling once the final polymer delivery system ingredients or product formulation has cooled. Once manufactured, the delivery system or product formulations utilizing it are stored on site pending shipment. We manufacture the delivery system for several private label formulas and also have the finished products completed by a third party manufacturer.

We currently have the capacity to produce approximately 500 gallons of formulated product per day.

The various ingredients used for our formulations are supplied by a number of different chemical manufacturers. We do not have any long-term contractual arrangements with any of our suppliers. Ingredients are available from alternate suppliers in the event that we are not able to obtain ingredients from our current suppliers.

Marketing and Distributions of Antimicrobial Hand Sanitizer

Consistent with our objective to license our technologies and/or sell our delivery systems, on July 9, 2003 our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc. ("Skinvisible") signed a letter of intent with Health First Distributors North America, Inc. of British Columbia, Canada ("Health First’) to grant Health First the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product we manufacture that is identified as Triclosan 1% formula (the "Product") in the North American countries of Canada, United States, and Mexico. The letter of intent provided that Heath First must pay Skinvisible $1,000,000 as a condition precedent to entering into a formalized License Agreement. Under the terms of the original agreement, Health First agreed to pay Skinvisible the $1,000,000 as a non-refundable deposit of $100,000 USD upon completion and signing of the Letter of Intent with the remaining balance of $900,000.00 USD due on or before October 31, 2003 plus a 5.0% royalty fee on gross revenues received from sales of the product. Skinivisible received the $100,000 non-refundable deposit upon closing and the signing of the Letter of Intent. On October 29, 2003 the parties revised the payment terms for the remaining $900,000 USD. In accordance with this agreement, Health First agreed to pay Skinvisible the remaining $900,000 USD in the amounts of $100,000 USD on or before November 30, 2003 and the remaining balance of $800,000 USD on or before December 30, 2003.

Despite repeated assurances of payment from Health First, Skinivisible never received the second non-refundable deposit of $100,000 USD due on November 30, 2003. As a result of Health First’s failure to satisfy the conditions precedent to entering into a formalized License Agreement, all negotiations with Health First were terminated and we retained the $100,000 non-refundable deposit paid by Health First upon the signing and completion of the Letter of Intent.

Subsequent to the reporting period on March 30, 2004, we signed a letter of intent with Dermal Defense, Inc. ("Dermal Defense"), a Michigan corporation, to grant Dermal Defense the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product we manufacture that is identified as Triclosan 1% formula (the "Product") in the North American countries of Canada, United States, and Mexico in exchange for $1,000,000 USD plus a 5.0% royalty fee on gross revenues received from sales of the product. Under the terms of this letter of intent, we received a non-refundable deposit in the amount of $250,000 and the remaining $750,000 of the purchase price is payable quarterly in an amount determined to be the greater of $75,000 or 5% of product sales for the quarterly period. Under the terms agreed upon in the letter of intent, the rights to market and distribute the antimicrobial hand sanitizer product in the North American countries of Canada, United States, and Mexico were transferred and assigned to Dermal Defense upon the signing of the letter of intent and payment of the $250,000 non-refundable deposit. The parties are in the process of negotiating a formalized licensing agreement.

In July 2003, we also announced that we entered into an agreement to distribute our antimicrobial hand sanitizer product in China, Singapore, Hong Kong, and Macau. In accordance with this agreement, we received and filled an order for nineteen (19) drums of the antimicrobial hand sanitizer product in Hong Kong.

European Launch Pad Consulting Agreement

On October 15, 2003 we announced that we had reached an agreement with Edward Fitzpatrick and European Launch Pad ("ELP") to provide a full market research report on a minimum of 16 sub-licensees in different countries in Europe for our products, along with locating a master licensee for Europe and subsequent sub-licensees in the territory to market and sell our product formulations and proprietary Invisicare polymers. Under the terms of the consulting agreement, we issued Mr. Fitzpatrick 1,250,000 common shares immediately following the signing of the consulting agreement. Shortly after this agreement was entered into, we received notice from Mr. Fitzpatrick that he was terminating this agreement and would not provide any future services. We have requested that Mr. Fitzpatrick return the 1,250,000 common shares he received under the agreement. Currently, Mr. Fitzpatrick has not responded to our request.

Competition

In terms of our current focus and long-term strategy, our primary products have been identified as the licensing of our polymer-based delivery system technologies and sale of our delivery systems as ingredients for topically administered finished product applications in the prescription Rx and OTC treatment, cosmetic, and skincare formulations. Market research undertaken to date has indicated that, at present, there is reasonably limited competition for our polymer-based delivery systems and related technologies such as delivery vehicles and technologies that offer the same performance capabilities for topically administered products.

Employees

We currently have four employees other than our President, Chief Executive Officer, and Chief Financial Officer, Terry Howlett.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

In January 2000, we filed a patent application for our antimicrobial dermal barrier formulation, which utilized one of the Invisicare delivery systems. This initial application was intended to obtain patent protection for our original finished skin protector product. We received patent approval for our antimicrobial dermal barrier formulation in February 2003 and received the patent certificate in June 2003.

We filed a patent application in August 2001 for our Invisicare topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications. We received patent approval for this application in October 2003, but have not yet received the patent certificate.

In January 2002, we received trademark approval in the United States for the name "Invisicare" to identify our family of polymer delivery systems. We have filed this trade name with the Cosmetic, Fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. Our phone number at that address is (702) 433-7154.

Research and Development

We incurred research and development expenditures for the fiscal years ended December 30, 2002 and 2003 in the amount of $5,000 and $3,500 respectively.

We are currently investigating and undergoing internal research to demonstrate the capabilities of our polymer delivery systems for the following topical applications that have been identified both independently and in conjunction with established product manufacturers or marketers.

* Cosmetic skincare creams & lotions
* Acne treatment
* Anti-microbial burn-care treatment
* Eczema and psoriasis treatment
* Anti-fungal treatment
* Lip-care products
* Nail-care products
* Insect repellants

Government Regulation

We are not subject to any significant or material federal or state government regulation in connection with the development of innovative topical polymer-based delivery systems and technologies that incorporate our proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions.

We are not subject to any significant or material environmental regulation in the normal operation of our business.

ITEM 2: DESCRIPTION OF PROPERTY

Currently, we do not own any real estate. We are leasing our executive offices. Our executive offices are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120 .

Skinvisible Pharmaceuticals, Inc., our wholly owed subsidiary, owns manufacturing and laboratory equipment.

ITEM 3: LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against the Company, its officers, directors, controlling shareholders or affiliates that we believe are of a material nature or that could negatively affect the net worth of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 28, 2003, we held our annual shareholder meeting. The meeting was called for the purpose of electing directors to the board of directors and to transact any other business that may properly come before the meeting. The number of votes present in person or by proxy was sufficient to constitute a quorum. A majority of the shareholders elected Terry Howlett, Jost Steinbruchel, and Carol Patterson Neves to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws.

Other than our annual shareholder meeting on November 28, 2003, no other matters have been submitted to our security holders for a vote during the reporting period.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers ("NASD"). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol "SKVI."

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.11	0.03
June 30, 2003	0.23	0.07
September 30, 2003	0.23	0.08
December 31, 2003	0.29	0.10

Fiscal Year Ending December 31, 2002
Quarter Ended	High $	Low $
March 31, 2002	0.11	0.04
June 30, 2002	0.11	0.03
September 30, 2002	0.07	0.04
December 31, 2002	0.25	0.04

On March 31, 2004 the last bid price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $0.18.

PENNY STOCK

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 31, 2004, there were 171holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

                  1.     we would not be able to pay our debts as they become due in the usual course of business; or

                  2.     our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Stock Option Grants

During the year ended December 31, 2003, we granted 2,210,000 stock options. As of December 31, 2003, we had 2,760,000 options for our common stock outstanding.

Recent Sales of Unregistered Securities

During the second quarter of 2003, we secured financing in the form of a private placement. We raised $228,000 and issued 4,545,000 shares of restricted common stock plus 2,275,500 warrants to 25 accredited investors. The common stock was issued at $0.05 per share. The warrant gave the holders the right to purchase one share of common stock at $0.10 per share on or before July 14, 2003, then at $0.15 per share on or before May 28, 2004, and at $0.20 per share on or before May 27, 2006. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. Each purchaser represented his or her intention to acquire the securities for investment intent only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Subsequent to the reporting period, we raised $547,894 in the form of a private placement and issued 5,478,940 shares of restricted common stock plus 2,739,470 warrants to 3 accredited investors. The warrant gave the holders the right to purchase one share of common stock at $0.15 per share on or before March 26, 2005, then at $0.20 per share on or before the close of business on March 25, 2006. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. Each purchaser represented his or her intention to acquire the securities for investment intent only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company  intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

We are focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating our proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. Our plan for the next twelve months is to continue to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products to provide enhanced performance capabilities. Subsequent to the reporting period on March 30, 2004, we were successful in entering into a letter of intent with Dermal Defense to grant them the exclusive marketing and distribution rights in the North American countries of Canada, United States, and Mexico for the antimicrobial hand sanitizer product we manufacture. Over the next twelve months we will seek to expand the distribution of our innovative topical polymer-based delivery systems in the European market with established companies in the pharmaceutical and cosmetic industry.

Over the last year we have been seeking to develop new topical products. Our plan is to continue these efforts and complete the development of a DEET free mosquito repellant that incorporates our topical polymer-based delivery systems. One line of products we recently developed are sunless tanning products which are sold as both lotions and spray-ons for air brush tanning. Over the next twelve months we expect to launch both of these product lines.

Over the last several years we have taken steps to protect our intellectual property. We will continue to protect intellectual property rights and plan to seek patent protection for our Invisicare topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications in Canada, Europe, China, India, Japan, and Australia.

Assets

As of December 31, 2003, we had total assets in the amount of $1,461,496. Our current assets consist of accounts receivable in the amount of $28,177 and inventory in the amount of $76,688. Our largest asset is prepaid royalty fees in the amount of $1,200,000.

Liabilities and Stockholders’ Equity

Our total liabilities as of December 31, 2003 were $718,315. Our liabilities consist of a bank overdraft in the amount of $762, Accounts payable and accrued liabilities in the amount of $674,690, and loans payable in the amount of $42,863.

Our operations throughout the year were primarily funded through equity financings. Stockholders’ equity was $743,181as of December 31, 2003.

Results of Operations

Our revenue for the year ended December 31, 2003 increased slightly over the revenue reported for the prior year. We received revenues in the amount of $193,988 for the year ended December 31, 2003, compared to $183,690 in the prior year. Gross profit for the year ended December 31, 2003 decreased to $57,863 from $133,559 for the year ended December 31, 2001. The decrease in gross profit is attributable to a significant increase in our cost of revenues. Our cost of revenues for the year ended December 31, 2003 were $136,125, compared to $50,131 in the prior year. The increase in our cost of revenues is primarily attributable to our writing off inventory in the amount of $38,000 in the current reporting period plus increased product material costs that we did not pass along to our customers.

Our operating expenses increased to $1,456,087 for the year ended December 31, 2003 from $989,215 for the year ended December 31, 2002. The increase in expenses was due to primarily expensing the issuance of stock based compensation in the amount of $378,252. Our other operating expenses for the year ended December 31, 2003 consisted of depreciation and amortization in the amount of $61,815 and selling and administrative expenses in the amount of $1,106,020.

The Company had net losses of $1,310,220 for the year ended December 31, 2003, an increase from $855,656 for the same period ended December 31, 2002. The losses were funded primarily by equity financings.

The loss per share for the year ended December 31, 2003 remained consistent with the loss per share reported in the year ended December 31, 2002 at $0.03.

Liquidity and Capital Resources

As of December 31, 2003, we maintained $0 in cash. We needed additional capital to successfully implement our business plan. Subsequent to the reporting period, we were able to raise $547,894 in the form of a private placement. Management believes that we will have sufficient capital to finance our operations for the next twelve months based upon this equity financing coupled with revenues anticipated to be received in the current reporting period .

On December 31, 2003, we had a working capital deficit of $639,630.

Off Balance Sheet Arrangements

As of December 31, 2003, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2003, we had incurred cumulative net losses of approximately $9,638,000.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Revenue Recognition

Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

ITEM 7: FINANCIAL STATEMENTS

ITEM 7         Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

F-2        Independent Auditor’s Report

Audited Financial Statements:

F-3        Consolidated Balance Sheet – December 31, 2003

F-4        Consolidated Statements of Operations - Years Ended December 31, 2002 and December 31, 2003

F-5        Consolidated Statements of Cash Flows - Years Ended December 31, 2002 and December 31, 2003

F-6        Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss - Years Ended December 31, 2002 and
                                       December 31, 2003

F-7        Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

PAGE NO.

Report of Independent Certified Public Accountants                                                                                           1

Consolidated Financial statements

Consolidated balance sheet                                                                                                                                2

Consolidated statements of operations                                                                                                                3

Consolidated statement of stockholders’ equity                                                                                                  4

Consolidated statements of cash flows                                                                                                               5

Notes to consolidated financial statements                                                                                                          6

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003 and 2002 . These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2003, and the consolidated results of its operations and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. Absent the successful completion of one of these plans, the Company’s operating results will increasingly become uncertain. These conditions raise substantial doubt about the Company’s ability to continue as a going concern; however, the financial statements do not contain any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sarna & Company Certified Public Accountants

Sarna & Company Certified Public Accountants
April 7, 2004
Westlake Village, California

F1

SKINVISIBLE, INC
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003

ASSETS

Current assets
Cash	$--
Accounts receivable	28,177
Inventory	76,688

Total current assets	104,865

Fixed assets, net	78,685

Intangible and other assets
Patents and trademanrks, net	27,946
License and distributor rights	50,000
Prepaid royalty fees	1,200,000

Total assets	$1,461,496

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$762
Accounts payable and accrued liabilities	674,690
Loans payable	42,863

Total current liabilities	718,315

Long-term liabilities	--

Total liabilities	718,315

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
authorized, 48,714,618 shares issued and outstanding	48,715
Additional paid-in capital	10,450,665
Accumulated deficit	(9,756,199)

Total stockholders' equity	743,181

Total liabilities and stockholders' equity	$1,461,496

See Accompanying Notes to Consolidated Financial Statements

F2

SKINVISIBLE, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

For the year ended For the year ended
December 31, 2003 December 31, 2002

Revenues	$193,988	$183,690

Cost of revenues	136,125	50,131

Gross profit	57,863	133,559

Operating expenses
Depreciation and amortization	61,815	65,581
Stock based compensation	378,252	--
Selling general and administrative	1,016,020	923,634

Total operating expenses	1,456,087	989,215

Loss from operations	(1,398,224)	(855,656)

Other income (expense)
Forfeited license deposit	100,000	--
Loss on disposal of fixed assets	(12,016)
Interest income	20	--

Total other income (expense)	88,004	--

Loss before provision for income taxes	(1,310,220)	(855,656)

Provision for income taxes	--	--

Net loss	$(1,310,220)	$(855,656)

Basic loss per common share	$(0.03)	$(0.03)

Diluted loss per common share	$(0.03)	$(0.03)

Basic weighted average common
shares outstanding	43,218,767	25,658,525

See Accompanying Notes to Consolidated Financial Statements

F3

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

Total
Common Stock Additional Accumulated Stockholders'
Shares Amount Paid-in Capital Deficit Equity
Balance, December 31, 2001	21,052,033	$21,052	$8,561,448	$(7,590,323)	$992,177

Issuance of stock for cash, $0.05 per share	17,448,000	17,448	853,952	--	871,400

Issuance of stock related to exercise of stock options
for cash, weighted average price of $0.10 per share	289,775	290	27,438	--	27,728

Net loss	--	--	--	(855,656)	(855,656)

Balance, December 31, 2002	38,789,808	38,790	9,442,838	(8,445,979)	1,035,649

Issuance of stock for cash, weighted average
price of $0.09 per share	4,725,000	4,725	400,275	--	405,000

Issuance of stock related to exercise of stock options
for services, weighted average price of $0.05 per share	200,000	200	9,800	--	10,000

Issuance of stock for services, $0.10 per share	2,504,810	2,505	297,976	--	300,481

Issuance of stock in satisfaction of Company
liabilities, weighted average price of $0.09 per share	2,495,000	2,495	232,005	--	234,500

Issuance of stock options for services	--	--	67,771	--	67,771

Net loss	--	--	--	(1,310,220)	(1,310,220)

Balance, December 31, 2003	48,714,618	$48,715	$10,450,665	$(9,756,199)	$743,181

See Accompanying Notes to Consolidated Financial Statements

F4

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 2003 AND 2002

For the year ended For the year ended
December 31, 2003 December 31, 2002
Cash flows from operating activities:
Net loss	$(1,310,220)	$(855,656)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	61,815	65,581
Stock based compensation	378,252
Loss on disposal of fixed assets	12,016	430
Changes in operating assets and liabilities:
Change in accounts receivable	16,596	622
Change in inventory	47,018	(37,121)
Change in prepaid expenses	3,088	485
Change in deposits	225	500
Change in bank overdraft	(762)	39,093
Change in accounts payable and accrued liabilities	309,527	--

Net cash used by operating activities	(482,445)	(786,066)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	41,084	(12,539)

Net cash provided (used) by investing activities	41,084	(12,539)

Cash flows from financing activities:
Proceeds from issuance of common stock	405,000	899,128
Proceeds from borrowing on loans payable	31,739	(93,868)

Net cash provided by financing activities	436,739	805,260

Net change in cash	(4,622)	6,655

Cash, beginning of period	4,622	2,335

Cash, end of period	$--	$8,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,449	$31,627

Schedule of non-cash financing and investing activities:
Issuance of 2,495,000 shares of common stock in satisfaction of
accounts payable and loans payable	$234,500	$--

See Accompanying Notes to Consolidated Financial Statements

F5

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Skinvisible, Inc., (referred to as the "Company") is focused on the development and manufacture of innovative topical polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. The Company’s antibacterial/antimicrobial hand sanitizer formulations, available for private label commercialization opportunities, offer skincare solutions for the healthcare, food service, industrial, cosmetic and salon industries, as well as for personal use in the retail marketplace. The Company maintains manufacturing, executive and sales offices in Las Vegas, Nevada.

History – Skinvisible, Inc. ( referred to as the "Company") was incorporated in Nevada on March 6, 1998 under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

During 1999, the Company also formed a subsidiary titled Skinvisible International, Inc. and Skinvisible Pharmaceuticals (Canda), Inc. On January 1, 2000, the Company decided to discontinue operations of its subsidiary, Skinvisible International, Inc.

On April 20, 2000, the Company formed a subsidiary titled safe4Hours, Inc. for the purpose of marketing its own proprietary brands of products.

Skinvisible, Inc. together with its subsidiaries shall herein be collectively referred to as the "Company".

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $9,756,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Definition of fiscal year – The Company’s fiscal year end is December 31.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition – Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

F6

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Inventory – Substantially all inventory consist of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible assets - Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

SFAS 142 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life ranging from 3 to 15 years using the straight-line method.

Fair value of financial instruments – Financial accounting standards Statement No. 107, "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common share equivalent outstanding during the period. Common share equivalents are excluded from the computation if their effect is antidilutive.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

F7

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Comprehensive income (loss) – The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Segment information – The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the Management approach to determine reportable segments. The Company operates under one segment.

Advertising costs – Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred for the years ended December 31, 2003 and 2002.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop the product, including costs incurred during all phases of development, are charged to expense as incurred.

Expenses of offering – The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation – The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

2003     2002

Net loss, as reported                                                                          $ (1,310,220)       $ (855,656)
Add: Stock-based employee compensation
expense included in reported loss,
net of related tax effects                                                                                       --                     --
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects                                                                              (33,330)                   --
Pro forma net loss                                                                              $ (1,343,550)      $ (855.656)

Net loss per common share
Basic and diluted loss, as reported                                                               $ (0.03)            $ (0.03)
Basic and diluted loss, pro forma                                                                 $ (0.03)            $ (0.03)

As required, the pro forma disclosures above include options granted for years ended December 31, 2003 and 2002. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

F8

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, this statement states the liability should be initially measured at fair value. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

Reclassification - The financial statements from 2003 and 2002 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.   FIXED ASSETS

Fixed assets consist of the following as of December 31, 2003:

            Machinery and equipment                                                                                                      $    52,508
            Furniture and fixtures                                                                                                                 113,635
            Computers, equipment and software                                                                                            25,048
            Lab equipment                                                                                                                          115,946
                                                                                                                                                            307,137
            Less: accumulated depreciation                                                                                                 228,452

            Fixed assets, net                                                                                                                   $    78,685

F9

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2003, patents and trademarks total $27,946, net of accumulated amortization of $2,125.

License and distributor rights ("agreement") was acquired by the Company in January 1999 and provides exclusive use of the technology and distribution of the polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2003.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of December 31, 2003, the Company has paid a total of $1,610,000 of which $360,000 has been expensed and $1,250,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $390,000.

4.   LOANS PAYABLE

As of December 31, 2003, loans payable totaling $42,863 are unsecured and bear an annual interest rate of 10%.

5.    STOCK OPTIONS AND WARRANTS

Stock options – During the year ended December 31, 2003 and 2002, the Company granted stock options to employees totaling 2,210,000 and 1,732,000 shares of its common stock with a weighted average strike price of $0.10 and $0.05 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years.

6.   FORFEITED LICENSE DEPOSIT

On July 9, 2003, the Company entered into a letter of intent with Health First Distributors North America, Inc. of British Columbia, Canada ("Health First’) to grant Health First the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product the Company manufactures that is identified as Triclosan 1% formula (the "Product"). On October 29, 2003, the parties revised the letter of intent. Despite repeated assurances of payment from Health First, the Company did not received the second of the required non-refundable deposits in the amount of $100,000 that was due on November 30, 2003. As a result of Health First’s failure to satisfy the conditions precedent to entering into a formalized License Agreement, the Company has terminated negotiations with Health First and intend to retain the $100,000 non-refundable deposit previously paid by Health First as provided in the Letter of Intent. Accordingly, the Company has recorded the forfeited deposit as income for the year ended December 31, 2003.

7.   SUBSEQUENT EVENTS

In March 2003, the Company raised $547,894 as a result of private placement of the Company’s common stock. The common stocks related to this private placement have not been issued as of the date of this report. Accordingly, the Company will be issuing 5,478,940 shares of its common stocks in the near future.

In March 2003, the Company entered into a letter of intent ("LOI") with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The deposit of $250,000 has been received by the Company in March 2003. In addition

F10

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and further to the payment fee of $1 million, Dermal Defense agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

F11

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any change of disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Terry Howlett, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                 COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 31, 2004. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Terry Howlett	56	Chief Executive Officer, Chief Financial Officer, and Director
Carol Patterson Neves	69	Director
Jost Steinbruchel	63	Director

Mr. Terry H. Howlett has been our Chief Executive Officer & Director since March 5, 1998. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc., which marketed cosmetic and skin, care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

Mr. Jost Steinbruchel has been a Director of the Company since February 17, 1999. Mr. Steinbruchel has operated his own company since 1984, in Geneva Switzerland specializing in financial engineering in international trade throughout a wide network of banking relations, principally in Europe, China, Australia and Africa. Previously, he spent 20 years of his professional career as an executive in international banking with Lloyds of London, Citicorp and Credit Suisse. Mr. Steinbruchel has a law degree from Sorboure, Paris.

Ms. Carol Patterson Neves has been a director of the Company since October 31, 2000. Ms. Neves has over 40 years of experience in financial markets. She worked with Merrill Lynch, Pierce, Fenner & Smith (New York) from 1955 to 1996 in a number of capacities including ten years as Vice President/Senior Research Analyst and subsequently another ten years as First Vice President. She is a graduate of the Harvard Business School and received her MBA in Finance from New York University. Ms. Neves was elected to "Institutional Investor Magazine's All-American Research Team" for thirteen consecutive years; and in 1989 was named one of the world's top eight financial analysts by UK's "Corporate Finance" magazine. Ms. Neves currently provides financial analysis and conclusions to clients on a contractual fee basis.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not directors or officers that are expected to make a significant contribution to the business.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett, Chief Executive Officer, Chief Financial Officer, and Director	10	10	0
Carol Patterson Neves, Director	0	0	0
Jost Steinbruchel, Director	1	1	0

Code of Ethics Disclosure Compliance

As of December 31, 2003, we have not adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2003, we have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Terry Howlett	Director, CEO, and CFO	2003 2002 2001	73,000 27,836 66,568	0 0 0	0 0 0	0 28,000 0	1,200,000 300,000 300,000	0 0 0	0 0 0
Carol Patterson Neves	Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 8,000 0	100,000 0 100,000	0 0 0	0 0 0
Jost Steinbruchel	Director	2003 2002 2001	0 0 0	0 0 0	0 0 0	12,000 28,000 0	100,000 100,000 50,000	0 0 0	0 0 0
James Pesklevits	Former Secretary and Treasurer	2003 2002 2001	n/a 54,263 61,800	n/a 0 0	n/a 0 0	n/a 16,000 10,200	n/a 0 46,875	n/a 0 0	n/a 0 0

Incentive Stock Options

In consideration for his services as Chief Executive Officer, and Chief Financial Officer, we granted to Mr. Howlett 1,200,000 stock options on April 1, 2003. These options are exercisable from the date of issuance until April 1, 2008 at the exercise price of $0.05 per share.

Also on April 1, 2003, we granted to both Mr. Steinbruchel and Ms. Neves 100,000 stock options each on April 1, 2003. These options are exercisable from the date of issuance until April 1, 2008 at the exercise price of $0.05 per share.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Terry Howlett 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	5,905,000	18.7% [1]
Common	Jost Steinbruchel 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	1,250,000	4.9% [2]
Common	Carol Patterson Neves 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	100,000	0.6% [3]
Total of all directors and executive officers		7,255,000	24.2%
Common	Lutz Family Trust 71 Biltmore Estates Phoenix, Arizona 85016	11,110,000	22.8%
Common	York Fidelity Limited 63 Market Street #20-04 Singapore 048942	4,800,000	14.8% [4]
Grand Total		23,165,000	61.8%

The percent of class is based on 48,714,808 shares of common stock issued and outstanding as of March 31, 2004.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

1 Includes 1,200,000 options that may be exercised immediately to purchase 1,200,000 shares of common stock at a price of 0.05 per share and 2,000,000 warrants that may be exercised immediately to purchase 2,000,000 shares of common stock at a price of $0.05 per share.

2 Includes 300,000 options that may be exercised immediately to purchase 300,000 shares of common stock at a price of $0.05 per share and 850,000 warrants that may be exercised immediately to purchase 850,000 shares of common stock at a price of $0.15 per share.

3 Includes 200,000 options that may be exercised immediately to purchase 200,000 shares of common stock at a price of $0.05 per share.

4 Includes 2,400,000 options that may be exercised immediately to purchase 2,400,000 shares of common stock at a price of $0.15 per share.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

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

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit Number	Description
10.1	Letter of Intent with Dermal Defense
31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K

On December 30, 2003, we filed a Current Report on Form 8-K to disclose Health First’s failure to satisfy the conditions precedent to entering into a formalized License Agreement and all negotiations with Health First were terminated. In this Current Report we also disclosed that Mr. Fitzpatrick terminated his consulting agreement and us and would not provide any future services.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2002 and 2003 were $20,360 and approximately $17,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2002 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:              /s/ Terry Howlett
Terry Howlett
Chief Executive Officer, Chief Financial Officer, & Director
Date: April 14, 2004

