Form 10QSB
period 2004-03-31
SKINVISIBLE INC
filed 2004-05-17
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                   For the quarterly period ended March 31, 2004

[ ]           TRANSITION REPORT PURSUANT TO 13 OR 15( d ) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                 For the transition period from __________ to __________

                                           Commission File Number 000-25911

SKINVISIBLE, INC.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA                                                        88-0344219
(State or other jurisdiction of incorporation)                                                                (IRS Employer Identification No.)

6320 SOUTH SANDHILL ROAD, SUITE 10, LAS VEGAS, NEVADA 89120
(Address of principal executive offices)

702-433-7154
(Issuer's telephone number)

_________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
48,714,808 shares of common stock as of March 31, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

                    (a)     Balance Sheets as of March 31, 2004 (unaudited), and March 31, 2003;
                    (b)     Statements of Operations three months ended March 31, 2004, and March 31, 2003;
                    (c)     Statement of Stockholders’ Equity – January 1, 2004 to March 31, 2004 (unaudited);
                    (d)     Statement of Cash Flow – three months ended March 31, 2004 and 2003 (unaudited);
                    (e)      Notes to Unaudited Financial Statements.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for this interim period are not necessarily indicative of the results that can be expected for the full year.

2

SKINVISIBLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

                             PAGE NO.

Consolidated Financial statements

Consolidated balance sheets                                                                                                                  2

Consolidated statements of operations                                                                                                   3

Consolidated statements of stockholders’ equity                                                                                    4

Consolidated statements of cash flows                                                                                                   5

Notes to consolidated financial statements                                                                                              6

F1

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

March 31, 2004 March 31, 2003
ASSETS

Current assets
Cash	$388,213	$--
Accounts receivable	11,341	54,495
Inventory	80,322	118,776
Due from related party	15,103	--
Prepaid expense and other current assets	785	57,138

Total current assets	495,764	230,409

Fixed assets, net	67,265	175,080

Intangible and other assets
Patents and trademanrks, net	25,319	30,071
License and distributor rights	50,000	200,000
Prepaid royalty fees	1,200,000	1,000,000

Total assets	$1,838,348	$1,635,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$--	$2,596
Accounts payable and accrued liabilities	466,881	485,893
Unearned revenue	250,000	-
Loans payable	247	148,722

Total current liabilities	717,128	637,211

Long-term liabilities
Stock subscriptions payable	549,894	--

Total liabilities	1,267,022	637,211

Commitments and contingencies	--	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
authorized, 48,715,000 and 38,882,000 shares issued and outstanding	48,715	38,882
Additional paid-in capital	10,450,665	9,466,908
Accumulated deficit	(9,928,054)	(8,507,441)

Total stockholders' equity	571,326	998,349

Total liabilities and stockholders' equity	$1,838,348	$1,635,560

See Accompanying Notes and Accountants' Report

F2

SKINVISIBLE, INC.
CONSOLIDATED STATMENTS OF OPERATIONS

For the three For the three months ended months ended
March 31, 2004 March 31, 2003

Revenues	$59,513	$65,509

Cost of revenues	22,455	19,795

Gross profit	37,058	45,714

Operating expenses
Depreciation and amortization	14,047	16,395
Selling general and administrative	194,866	90,781

Total operating expenses	208,913	107,176

Loss before provision for income taxes	(171,855)	(61,462)

Provision for income taxes	--	--

Net loss	$(171,855)	$(61,462)

Basic income (loss) per common share	$(0.00)	$(0.00)

Diluted income (loss) per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	48,715,000	38,820,539

See Accompanying Notes and Accountants' Report

F3

SKINVISIBLE, INC.
CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY

Total
Common Stock Additional Accumulated Stockholders'
Shares Amount Paid-in Capital Deficit Equity

Balance, January 1, 2003	38,789,808	38,790	9,442,838	(8,445,979)	1,035,649

Issuance pursuant to stock offering & option plan	92,192	92	24,070	-	24,162

Net loss	--	--	--	(61,462)	(61,462)

Balance, March 31, 2003	38,882,000	$38,882	$9,466,908	$(8,507,441)	$998,349

Balance, January 1, 2004	48,714,618	48,715	10,450,665	(9,756,199)	743,181

Net loss	--	--	--	(171,855)	(171,855)

Balance, March 31, 2004	48,714,618	$48,715	$10,450,665	$(9,928,054)	$571,326

See Accompanying Notes and Accountants' Report

F4

SKINVISIBLE, INC
CONSOLIDATES STATEMENTS OF CASH FLOWS

For the three For the three months ended months ended
March 31, 2004 March 31, 2003

Cash flows from operating activities:
Net loss	$(171,855)	$(61,462)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	14,047	16,395
Changes in operating assets and liabilities:
Change in inventory	(3,634)	4,930
Change in accounts receivable	16,836	(9,722)
Change in prepaid expenses and other current assets	(15,888)	(3,825)
Change in bank overdraft	(762)	2,596
Change in accounts payable and accrued liabilities	(207,809)	22,706
Change in loan payable	(42,616)	--
Change in stock subscription payable	549,894
Change in unearned revenue	250,000	--

Net cash used by operating activities	388,213	(28,382)

Cash flows from investing activities:
Purchase of fixed assets	--	--

Net cash used by investing activities	--	--

Cash flows from financing activities:
Proceeds from issuance of common stock	--	24,162
Principal payments on notes payable	--	(402)

Net cash provided (used) by financing activities	--	23,760

Net change in cash	388,213	(4,622)

Cash, beginning of period	--	4,622

Cash, end of period	$388,213	$--

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,051	$2,526

See Accompanying Notes and Accountants' Report

F5

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

Name Change

On February 26, 1999, the company completed the legal process of changing its name from Microbial Solutions, Inc. to Skinvisible, Inc. The subsidiary’s name of Manloe Labs, Inc. was also changed on February 26, 1999 to Skinvisible Pharmaceuticals, Inc.

During 1999, the company also formed a subsidiary titled Skinvisible International, Inc. and Skinvisible Pharmaceuticals (Canada), Inc. On January 1, 2000, the Company decided to discontinue operations of its subsidiary, Skinvisible International, Inc.

On April 20, 2000, the Company formed a subsidiary titled Safe4Hours, Inc. for the purpose of marketing its own proprietary brands of products.

Basis of Presentation

The consolidated financial statements include the accounts of Skinvisible, Inc. and its subsidiaries, Skinvisible Pharmaceuticals, Inc., Skinvisible Pharmaceuticals (Canada), Inc., and Safe4Hours, Inc. All material intercompany balances have been eliminated.

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

F6

SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Pro Forma Compensation Expense

The Company accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No pro forma compensation expense is reported in these financial statements for the period ended March 31, 2004.

Inventories

Inventories are accounted for at cost utilizing the first-in first-out basis. Inventory at any given time consists of raw materials, products and packaging held for resale.

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

Fair Value of Financial Instruments

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities, which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

F7

SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period. The effect of common stock equivalents would be antidilutive and is not included in net loss per share calculations.

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2004 and 2003 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - LOAN PAYABLE

During the periods ended March 31, 2004 and 2003, and December 31, 2003 the Company had unsecured loans payable with an interest rate of 10% per annum. As of March 31, 2004, outstanding loans payable with interest were in the amount of $247.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The company presently leases 8,556 square feet of manufacturing and office space on a month-to-month basis. The company’s operating lease terminated on May 31, 2002 and negotiations are currently underway for a renewal of the lease for these premises.

Licensing, Royalty and Consulting Agreements

The Company has currently entered into, and will continue to enter into, product licensing, royalty and consulting agreements that the Company's board of directors determines will enhance the Company's ability to market innovative products in a competitive field.

At March 31, 2004, the company has future royalty payment commitments totaling approximately $372,000.

NOTE 5 - STOCK OPTIONS

At March 31, 2004, the Company had outstanding stock options with exercise prices of $0.10 per share, as incentives for employee and consultant performance. No stock options were granted during the three months ended March 31, 2004. The exercise of any or all of these options would cause reported losses per share to decrease.

F8

SKINVISIBLE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations. The Company’s present revenues are insufficient to meet operating expenses.

The consolidated financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $9,928,054 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

F9

Item 2.     Management’s Discussion and Analysis or Plan of Operation.

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

We are focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating our proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. When topically applied, products incorporating our delivery systems adhere to the skin's outer layers, forming a protective bond, resisting wash-off, and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. Proven or potential applications identified to date include antimicrobial hand sanitizers, suncare and lipcare formulations, skincare moisturizers, anti-fungals, insect repellents, acne, eczema, and psoriasis treatment applications.

Our primary business objective is to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products to provide enhanced performance capabilities. Our short-term strategy includes revenue generation from private label business opportunities for our antimicrobial hand sanitizer formulations. We are also offering private label opportunities for our clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. In addition, we also manufacture other skincare products such as moisture creams and sunless tanning products which are sold as both lotions and spray-ons for air brush tanning.

Plan of Operation

We are focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating our proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. Our plan for the next twelve months is to continue to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products to provide enhanced performance capabilities. We are also seeking to generate revenue by offering private label business opportunities for products that utilize our topical polymer-based delivery systems and technologies such as our antimicrobial hand sanitizer formulations.

In furtherance of our business plan, on March 30, 2004 we signed a letter of intent with Dermal Defense, Inc. ("Dermal Defense"), a Michigan corporation, to grant Dermal Defense the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product we manufacture that is identified as Triclosan 1% formula (the "Product") in the North American countries of Canada, United States, and Mexico in exchange for $1,000,000 USD plus a 5.0% royalty fee on gross revenues received from sales of the product. Under the terms of this letter of intent, we received a non-refundable deposit in the amount of $250,000 and the remaining $750,000 of the purchase price is payable quarterly in an amount determined to be the greater of $75,000 or 5% of product sales for the quarterly period provided that the parties are successful in negotiating a formalized licensing agreement. Under the terms agreed upon in the letter of intent, the rights to market and distribute the antimicrobial hand sanitizer product in the North American countries of Canada, United States, and Mexico were transferred and assigned to Dermal Defense upon the signing of the letter of intent and payment of the $250,000 non-refundable deposit. The parties are in the process of negotiating a formalized licensing agreement.

Over the next twelve months we will seek to expand the distribution of our innovative topical polymer-based delivery systems in the European market with established companies in the pharmaceutical and cosmetic industry.

We have recently developed sunless tanning products which are sold as both lotions and spray-ons for air brush tanning that incorporate our topical polymer-based delivery systems. Over the next twelve months we will be seeking to generate revenue by offering private label business opportunities and/or enter into agreements granting distributors the exclusive marketing and distribution rights for these sunless tanning products.

Over the last year we have been seeking to develop new topical products. Our plan is to continue these efforts and complete the development of a DEET free mosquito repellant that incorporates our topical polymer-based delivery systems. Over the next twelve months we expect to launch this product line.

Over the last several years we have taken steps to protect our intellectual property. We will continue to protect intellectual property rights and plan to seek patent protection for our Invisicare topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications in Canada, Europe, China, India, Japan, and Australia.

Assets

As of March 31, 2004, we had total assets in the amount of $1,838,348, compared to total assets in the amount of $1,461,496 as of December 31, 2003. The increase is our total assets is primarily attributable to cash we received from a private placement of our common stock. During the reporting period, we raised $547,894 and issued 5,478,940 shares of restricted common stock plus 2,739,470 warrants to 3 accredited investors. As of March 31, 2004 we had cash in the amount of $388,213, compared to $0 cash as of December 31, 2003.

Our largest asset is prepaid royalty fees in the amount of $1,200,000.

Liabilities and Stockholders’ Equity

Our total liabilities as of March 31, 2004 were $1,267,022, compared to total assets in the amount of $718,315 as of December 31, 2003. The increase in out total liabilities is primarily attributable to us recording a long term liability for stock subscriptions payable in the amount of $549,894 during the reporting period.

Our operations for the reporting period were primarily funded through equity financings. Stockholders’ equity was $571,326 as of March 31, 2004.

Results of Operations

Our revenue for the three month period ended March 31, 2004 was $59,513, compared to $65,509 for the three month period ended March 31, 2003. Gross profit for the three month period ended March 31, 2004 decreased to $37,058 from $45,714 for the three month period ended March 31, 2003. The decrease in gross profit in the three month period ended March 31, 2004 when compared to the same three month period in the prior year is attributable to an increase in our cost of revenues and reduced sales.

Our operating expenses increased to $208,913 for the three month period ended March 31, 2004 from $107,176 for the three month period ended March 31, 2003 . The increase in expenses was due primarily to a significant increase in our selling and administrative expenses. Our selling and administrative expenses for the three month period ended March 31, 2004 were $194,866, compared to $90,781 for the same three month period in the prior year. An increase in salaries accounted for a significant portion of the increase in selling and administrative expenses.

The Company had net losses of $171,855 for the three month period ended March 31, 2004 , an increase from $61,462 for the same three period in the prior year. Our loss was primarily attributable to operating expenses. The losses were funded primarily by equity financings.

Liquidity and Capital Resources

As of March 31, 2004, we maintained $388,213 in cash. Management believes that we will have sufficient capital to finance our operations for the next twelve months based upon an equity financing received in the reporting period coupled with revenues anticipated to be received in the current fiscal year .

On March 31, 2004, we had a working capital deficit of $221,364.

Off Balance Sheet Arrangements

As of March 31, 2004, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Terry Howlett, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not aware of any pending litigation against the Company, its officers, directors, controlling shareholders or affiliates that we believe are of a material nature or that could negatively affect the net worth of the Company.

Item 2.     Changes in Securities

During the reporting period, we raised $547,894 in the form of a private placement and issued 5,478,940 shares of restricted common stock plus 2,739,470 warrants to 3 accredited investors. The warrant gave the holders the right to purchase one share of common stock at $0.15 per share on or before March 26, 2005, then at $0.20 per share on or before the close of business on March 25, 2006. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. Each purchaser represented his or her intention to acquire the securities for investment intent only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.     Other Information

None.

Item 6.      Exhibits and Reports on Form 8-K.

(a)     Exhibits

Exhibit Number	Description
10.1	Letter of Intent with Dermal Defense [1]
31.
   Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-
   14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1  Previously filed as an exhibit to Form 10-KSB filed on April 14, 2004.

(b)     Reports on Form 8-K

We did not file any Current Reports on Form 8-K during the quarter ended March 31, 2004 and we have not filed any Current Reports on Form 8-K since March 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                       SKINVISIBLE, INC.

Date:     May 17, 2004                                                                                                    /s/ Terry Howlett
                                                                                                                                       Terry Howlett
                                                                                                                                       Chief Executive Office, Chief Financial
                                                                                                                                       Officer, and Director

