Form 10QSB
period 2004-06-30
SKINVISIBLE INC
filed 2004-08-16
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                                                     For the quarterly period ended June 30, 2004

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
54,475,248 shares of common stock as of June 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

(a)     Balance Sheet as of June 30, 2004 (unaudited);
(b)     Statements of Operations for the three and six months ended June 30, 2004, and June 30, 2003;
(c)     Statement of Stockholders’ Equity – January 1, 2004 to June 30, 2004 (unaudited);
(d)     Statement of Cash Flow – six months ended June 30, 2004 and 2003 (unaudited);
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

2

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2004
ASSETS

Current assets
Cash	$161,204
Accounts receivable	102,539
Inventory	93,937
Due from related party	8,170
Prepaid expense and other current assets	3,370

Total current assets	369,220

Fixed assets, net	65,550

Intangible and other assets
Patents and trademanrks, net	24,775
License and distributor rights	50,000
Prepaid royalty fees	1,200,000

Total assets	$1,709,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$206,230
Unearned revenue	450,000

Total current liabilities	656,230

Long-term liabilities
Loans payable	132,000

Total liabilities	788,230

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
54,475,062 shares issued and outstanding	54,475
Additional paid-in capital	11,020,949
Subscriptions receivable	--
Accumulated deficit	(10,154,109)

Total stockholders' equity	921,316

Total liabilities and stockholders' equity	$1,709,546

                                                                See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three For the three For the six For the six months ended months ended months ended months ended June 30, 2004 June 30, 2003 June 30, 2004 June 30, 2003

Revenues	$115,926	$80,123	$175,439	$145,632

Cost of revenues	27,938	53,702	50,394	68,568

Gross profit	87,988	26,421	125,046	77,064

Operating expenses
Depreciation and amortization	11,477	16,395	25,524	32,790
Selling general and administrative	302,565	301,278	497,430	396,902

Total operating expenses	314,042	317,673	522,954	429,692

Loss before provision for income taxes	(226,054)	(291,252)	(397,909)	(352,628)

Other income (expense)	--	6,531	--	6,531

Provision for income taxes	--	--	--	--

Net loss	$(226,054)	$(284,721)	$(397,909)	$(346,097)

Basic income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Diluted income (loss) per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	54,475,440	40,208,222	54,475,440	40,208,222

 See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

Total
Common Stock Additional Accumulated Stockholders'
Shares Amount Paid-in Capital Deficit Equity

Balance, December 31, 2003	48,714,618	48,715	10,450,665	(9,756,199)	743,181

Issuance of stock for cash, weighted average	5,478,944	5,479	542,416	-	547,895
price of $0.10 per share

Issuance of stock for services, $ 0.10 per share	281,500	281	27,869	-	28,150

Net loss	--	--	--	(397,909)	(397,909)

Balance, June 30, 2004	54,475,062	$54,475	$11,020,949	$(10,154,108)	$921,316

 See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six For the six months ended months ended June 30, 2004 June 30, 2003
Cash flows from operating activities:
Net loss	$(397,909)	$(346,097)
Adjustments to reconcile net loss to net
cash used by operating activities:
Stock-based expenses	28,150
Depreciation and amortization	25,524	32,790
Changes in operating assets and liabilities:
Change in inventory	(17,249)	(7,879)
Change in accounts receivable	(74,364)	(35,554)
Change in deposits		225
Change in prepaid expenses and other current assets	(3,370)	1,632
Change in accounts payable and accrued liabilities	(469,222)	143,325
Change in loan payable	--	--
Change in stock subscription receivable	--	(12,000)
Change in unearned revenue	450,000	--

Net cash used by operating activities	(458,440)	(223,558)

Cash flows from investing activities:
Purchase of fixed assets	(9,218)	--

Net cash used by investing activities	(9,218)	--

Cash flows from financing activities:
Proceeds from notes payable	80,967
Proceeds from issuance of common stock	547,895	220,412
Principal payments on notes payable	--	(4,088)

Net cash provided (used) by financing activities	628,862	216,324

Net change in cash	161,204	(7,234)

Cash, beginning of period	--	4,622

Cash, end of period	$161,204	$(2,612)

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,051	$3,386

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Skinvisible, Inc. (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' equity and cash flows of Skinvisible, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SIGNIFICANT ACCOUNTING POILICIES

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

3.   LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent with Dermal Defense, Inc. ("Dermal Defense") whereby, the Company would provide exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America to Dermal Defense. Terms of the LOI require Dermal Defense to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The deposit of $250,000 has been received by the Company as of March 31, 2004 and has reflected as unearned revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Dermal Defense agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. ("Cross Global") whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as to $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The deposit of $200,000 has been received by the Company as of June 30, 2004 and has reflected as unearned revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

4.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $10,154,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.       Management’s Discussion and Analysis or Plan of Operation.

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Plan of Operation

We are focused on the development of innovative topical polymer-based delivery systems and technologies, incorporating our proprietary process for combining hydrophilic and hydrophobic polymers into stable water emulsions. Our primary business objective is to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products that provide enhanced performance capabilities.

Our plan for the next twelve months is as follows:

  To continue to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products that provide enhanced performance capabilities.
3

  To explore and develop opportunities to generate revenue by offering private label business opportunities for developed products that utilize our topical polymer-based delivery systems and technologies.
  To continue to research and develop products that utilize our topical polymer-based delivery systems and technologies.
  To expand the distribution of our products into the European market.
  To commence the process of further protecting our intellectual property by seeking patent protection for our Invisicare topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications in foreign jurisdictions where we intend to sell our products.

Antimicrobial Hand Sanitizer

In the previous three month period we signed a letter of intent with Dermal Defense, Inc. ("Dermal Defense"), a Michigan corporation, to grant Dermal Defense the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product we manufacture that is identified as Triclosan 1% formula (the "Product") in the North American countries of Canada, United States, and Mexico in exchange for $1,000,000 USD plus a 5.0% royalty fee on gross revenues received from sales of the product. Under the terms of this letter of intent, we received a non-refundable deposit in the amount of $250,000 and the remaining $750,000 of the purchase price is payable quarterly in an amount determined to be the greater of $75,000 or 5% of product sales for the quarterly period provided that the parties are successful in negotiating a formalized licensing agreement. Under the terms agreed upon in the letter of intent, the rights to market and distribute the antimicrobial hand sanitizer product in the North American countries of Canada, United States, and Mexico were transferred and assigned to Dermal Defense upon the signing of the letter of intent and payment of the $250,000 non-refundable deposit. We received Dermal Defense’s first scheduled payment of $75,000. Currently, we have not entered into a formalized licensing agreement with Dermal Defense, but we are continuing to negotiate a definitive agreement.

In furtherance of our plan to expand the distribution of our innovative topical polymer-based delivery systems in the European market, we have retained two consultants to assist us in this endeavor. We have developed a new antimicrobial hand sanitizer for use by food service providers and health care providers in European hospitals. Currently, we are in the process of testing this product. We have received positive results from the first study we commissioned and are in the process of a second study. We anticipate that the results of the second study should be available during the third quarter of the current fiscal year. In the event that this second study is successful, we will likely be able to secure governmental approval to distribute this product to food service providers; however, a third study will be required prior to any distribution this product for use in hospitals by health care providers. In the event that this second study is successful, we will attempt to secure an agreement with a hospital in Europe for a third study which entails use of the product on a trial basis. The cost of the third study would be approximately $50,000.

Sunless Tanning Products

We have recently developed sunless tanning products which are sold as both lotions and spray-ons for air brush tanning that incorporate our topical polymer-based delivery systems. On June 9, 2004 through our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc., we entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Cross Global, Inc. ("Cross Global"), a Delaware corporation, to grant Cross Global the exclusive right to distribute, market, sell, and promote our proprietary sunless tanning products in Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom, and Israel.

The Distribution Agreement provides that Cross Global must pay Skinvisible an up-front royalty in the amount of $1,000,000. Cross Global paid $200,000 upon signing the Distribution Agreement and the remaining balance is to be made in payments in the amount of $200,000 on August 30, 2004, November 30, 2004, February 28, 2003, and May 30, 2005. Cross Global will also be responsible for the payment of a running royalty in order to maintain the exclusivity granted under the Distribution Agreement. Under the terms of the Distribution Agreement, Cross Global is prohibited from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Insect Repellents

We are in the process of developing a mosquito repellant that incorporates our topical polymer-based delivery systems. We expect to commence outside studies on this product before the end of the current fiscal year. The approximate cost of the outside study is $100,000 and it is the expectation of management that we will have sufficient resources to satisfy this payment. In the event that the studies on this product are successful, we will move forward to secure all appropriate governmental approvals for the distribution of this product in the United States. It is our anticipation that the process to complete all studies and secure all government approvals will take approximately twelve (12) to eighteen (18) months.

Acne Products

We are in the process of developing a product to treat acne that incorporates our topical polymer-based delivery systems. Currently, we have developed a formula for this product and expect to commence studies on this product before the end of the current fiscal year.

Other Products

We have developed a clinically tested sunscreen formulation which allows labeling as "Very Water Resistant with an SPF of 30" in accordance with FDA Final Sunscreen Monograph requirements. We currently offer private label opportunities for our clinically tested sunscreen formulation on a contract basis. In addition, we also manufacture other skincare products such as moisture creams.

Patents and Trademarks

On January 4 2000, we filed a patent application for our antimicrobial dermal barrier composition, which utilized one of the Invisicare delivery systems. We received patent approval (US Patent No. 6,582,683) for our antimicrobial dermal barrier formulation in February 2003 and received the patent certificate in June 2003.

We filed a patent application on August 20, 2001 for our Invisicare topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications. We received patent approval (US Patent No. 6,756,059) for this application in October 2003 and received the patent certificate on June 29, 2004.

In January 2002, we received trademark approval in the United States for the name "Invisicare" to identify our family of polymer delivery systems. We have filed this trade name with the Cosmetic, Fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

Results of Operations

Our revenues for the second quarter ended June 30, 2004 were $115,926, compared to $80,123 for the second quarter of 2003. The increase in revenues is attributable to our receipt of royalty payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense and an increase in product sales.

Gross profit for the second quarter ended June 30, 2004 was $87,988 versus $26,421 for the second quarter ended June 30, 2003. The cost of revenues for the second quarter ended June 30, 2004 was $27,938 versus $53,702 for the second quarter ended June 30, 2003. The increase in gross profit and decrease in the cost of revenue from the second quarter of 2003 to 2004 is primarily attributable to the receipt of revenues from the royalty payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense and sales of our sunless tanning products which have a higher gross profit margin than other products we sell.

Our operating expenses decreased slightly to $314,042 for the second quarter ended June 30, 2004 from $317,673 for the second quarter ended June 30, 2003.

We had a net loss of $226,054 for the second quarter ended June 30, 2004, as compared to a net loss of $284,721 for the quarter in the prior year. The increase in income was primarily attributable to the royalty payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense and increased product sales.

Liquidity and Capital Resources

As of June 30, 2004, we maintained $161,204 in cash and had total current assets of $369,220. Our total current liabilities as of June 30, 2004 were $656,230. As a result, on June 30, 2004 we had a working capital deficit of $287,010.

Management believes that we will have sufficient capital to finance our operations for the next twelve months based upon revenues anticipated to be received in the current fiscal year and royalty payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense.

Off Balance Sheet Arrangements

As of June 30, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. We had incurred cumulative net losses of approximately $9,638,000 and $10,154,000 as of December 31, 2003 and June 30, 2004 respectively.

Revenue Recognition

Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Item 3.        Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Terry Howlett, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

None.

Item 3.       Defaults upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote to our security holders during the reporting period.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K.

(a)    Exhibits

Exhibit Number	Description
10.1	Distribution Agreement with Cross Global [1]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1       Previously filed as an exhibit to a Current Report on Form 8-K filed on June 17, 2004.

(b)     Reports on Form 8-K

We filed a Current Reports on Form 8-K June 17, 2004 to disclose that our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc. entered into a Trademark License Agreement and Distribution Agreement with Cross Global, Inc., a Delaware corporation.

We have not filed any Current Reports on Form 8-K since June 30, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            SKINVISIBLE, INC.

Date:   August 13, 2004                                                                                                    /s/ Terry Howlett
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

