Form 10QSB
period 2004-09-30
SKINVISIBLE INC
filed 2004-11-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]       QUARTLERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
54,475,062 shares of common stock as of September 30, 2004

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

Our general unaudited financial statements included with the Form 10QSB are as follows:

     (a)     Consolidated Balance Sheet as of September 30, 2004 (unaudited);
     (b)     Consolidated Statements of Operations for the three and nine months ended September 30, 2004, and September 30, 2003 (unaudited);
     (c)     Consolidated Statement of Stockholders’ Equity - January 1, 2004 to September 30, 2004 (unaudited);
     (d)     Consolidated Statement of Cash Flow - nine months ended September 30, 2004 and 2003 (unaudited);
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

2

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

September 30, 2004

ASSETS

Current assets
Cash	$78,384
Accounts receivable	119,163
Inventory	112,947
Due from related party	4,816
Prepaid expense and other current assets	7,435
Total current assets	322,745

Fixed assets, net	56,783

Intangible and other assets
Patents and trademanrks, net	64,937
License and distributor rights	50,000
Prepaid royalty fees	1,200,000

Total assets	$1,694,465

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$224,743
Unearned revenue	575,000
Total current liabilities	799,743

Long-term liabilities
Loans payable	132,000

Total liabilities	931,743

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
54,475,062 shares issued and outstanding	54,475
Additional paid-in capital	11,020,949
Accumulated deficit	(10,312,702)
Total stockholders' equity	762,722

Total liabilities and stockholders' equity	$1,694,465

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the three For the three For the nine For the nine months ended months ended months ended months ended
September 30, 2004 September 30, 2003 September 30, 2004 September 30, 2003

Revenues	$205,550	$25,851	$380,989	$171,484

Cost of revenues	2,461	29,195	59,133	97,763

Gross profit	203,089	(3,344)	321,856	73,721

Operating expenses
Depreciation and amortization	14,363	16,395	36,675	49,185
Selling general and administrative	340,563	246,400	841,684	643,298
Total operating expenses	354,926	262,795	878,359	692,483

Loss before provision for income taxes	(151,837)	(266,139)	(556,503)	(618,762)

Other income (expense)	--	100,000	--	106,531

Provision for income taxes	--	--	--	--

Net loss	$(151,837)	$(166,139)	$(556,503)	$(512,231)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	54,475,440	42,404,808	54,475,440	42,404,808

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Total
Common Stock Additional Accumulated Stockholders'
Shares Amount Paid-in Capital Deficit Equity
Balance, December 31, 2003	48,714,618	48,715	10,450,665	(9,756,199)	743,181

Issuance of stock for cash, weighted average	5,478,944	5,479	542,416	-	547,895
price of $0.10 per share

Issuance of stock for services, $ 0.10 per share	281,500	281	27,869	-	28,150

Net loss	--	--	--	(556,503)	(556,503)

Balance, September 30, 2004	54,475,062	$54,475	$11,020,949	$(10,312,702)	$762,722

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine For the nine months ended months ended
September 30, 2004 September 30, 2003

Cash flows from operating activities:
Net loss	$(556,503)	$(512,231)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	36,675	49,185
Stock based compensation	28,150	--
Changes in operating assets and liabilities:
Change in inventory	(36,259)	18,510
Change in accounts receivable	(90,986)	(16,795)
Change in deposits		225
Change in prepaid expenses and other current assets	76,887	2,232
Change in stock subscription receivable	--	(35,000)
Change in accounts payable and accrued liabilities	(450,711)	232,628
Change in unearned revenue	575,000	--
Net cash used by operating activities	(417,747)	(261,246)

Cash flows from investing activities:
Purchase of fixed assets	(51,764)	--
Net cash used by investing activities	(51,764)	--

Cash flows from financing activities:
Proceeds from notes payable	-
Proceeds from issuance of common stock	547,895	385,754
Principal payments on notes payable	--	(129,252)
Net cash provided by financing activities	547,895	256,502

Net change in cash	78,384	(4,744)

Cash, beginning of period	--	4,622

Cash, end of period	$78,384	$(122)

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,051	$5,236

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.   SIGNIFICANT ACCOUNTING POILICIES

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Inventory - Substantially all inventory consist of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

3.   LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent with Dermal Defense, Inc. (“Dermal Defense”) whereby, the Company would provide exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America to Dermal Defense. Terms of the LOI require Dermal Defense to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of September 30, 2004, the Company has received $325,000 and has reflected $225,000 as unearned revenue and $100,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Dermal Defense agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of September 30, 2004, the Company has received $400,000 and has reflected $350,000 as unearned revenue and $50,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

4.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $10,313,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.        Management’s Discussion and Analysis or Plan of Operation.

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We were organized as a Nevada corporation on March 5, 1998 under the name "Microbial Solutions, Inc." On February 26, 1999, we changed our name to "Skinvisible, Inc."

We are focused on the development of topical polymer-based delivery systems and finished products that are produced using our topical polymer-based delivery system as a component. When topically applied, products incorporating our delivery systems adhere to the skin's outer layers, forming a protective bond, resisting wash-off, and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. Proven applications of our topical polymer-based delivery systems identified to date include antimicrobial hand sanitizers, suncare and lipcare formulations, skincare moisturizers, anti-fungals, insect repellents, acne, eczema, and psoriasis treatment applications.

Plan of Operation

We are focused on the development of topical polymer-based delivery systems and finished products that are produced using our topical polymer-based delivery system as a component. Our primary business objective is to license our technologies and/or sell our delivery systems to established brand manufacturers and marketers of topical prescription Rx, over-the-counter, cosmetic and skincare products that provide enhanced performance capabilities.

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
  To further protect our intellectual property rights by securing patent protection for both our topical polymer-based delivery systems and the finished products we develop that contain our topical polymer-based delivery systems as a component in every jurisdiction where we intend to sell our products.
Antimicrobial Hand Sanitizer

In March 2004, we signed a letter of intent with Dermal Defense, Inc. (“Dermal Defense”), a Michigan corporation, to grant Dermal Defense the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product we manufacture that is identified as Triclosan 1% formula (the “Product”) in the North American countries of Canada, United States, and Mexico in exchange for $1,000,000 USD plus a 5.0% royalty fee on gross revenues received from sales of the product. Under the terms of this letter of intent, we received a non-refundable deposit in the amount of $250,000 and the remaining $750,000 of the purchase price is payable quarterly in an amount determined to be the greater of $75,000 or 5% of product sales for the quarterly period. Under the terms agreed upon in the letter of intent, the rights to market and distribute the antimicrobial hand sanitizer product in the North American countries of Canada, United States, and Mexico were transferred and assigned to Dermal Defense upon the signing of the letter of intent and payment of the $250,000 non-refundable deposit. Currently, we have not entered into a formalized licensing agreement with Dermal Defense and are continuing to negotiate a definitive agreement. We received Dermal Defense’s first two scheduled payments each in the amount of $75,000. We have also received minimum royalty payments as set forth in the letter of intent in the amount of $5,000 for the quarter ended June 30, 2004 and $10,000 for the quarter ended September 30, 2004,

In furtherance of our plan to expand the distribution of our topical polymer-based delivery systems in the European market, we have retained two consultants to assist us in this endeavor. We have developed a new antimicrobial hand sanitizer for use by food service providers and health care providers in European hospitals. Currently, we are in the process of testing this product. We have received positive results from the first study we commissioned and are in the process of a second study. We anticipate that the results of the second study should be available during the first quarter of the next fiscal year. In the event that this second study is successful, we will likely be able to secure governmental approval to distribute this product to food service providers; however, a third study will be required prior to any distribution this product for use in hospitals by health care providers. In the event that this second study is successful, we will attempt to secure an agreement with a hospital in Europe for a third study which entails use of the product on a trial basis. The cost of the third study would be approximately $50,000.

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

The Distribution Agreement provided that Cross Global must pay Skinvisible an up-front royalty in the amount of $1,000,000. Cross Global paid $200,000 upon signing the Distribution Agreement and also paid the first scheduled payment in the amount of $200,000 during the three month period ended September 30, 2004. The remaining balance is to be made in payments in the amount of $200,000 on November 30, 2004, February 28, 2003, and May 30, 2005. Cross Global will also be responsible for the payment of a running royalty in order to maintain the exclusivity granted under the Distribution Agreement. Under the terms of the Distribution Agreement, Cross Global is prohibited from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Insect Repellents

We are in the process of developing a mosquito repellant that incorporates our topical polymer-based delivery systems. We expect to commence outside studies on this product before the end of the first quarter in the next year. The approximate cost of the outside study is $100,000 and it is the expectation of management that we will have sufficient resources to satisfy this payment. In the event that the studies on this product are successful, we will move forward to secure all appropriate governmental approvals for the distribution of this product in the United States. It is our anticipation that the process to complete all studies and secure all government approvals will take approximately twelve (12) to eighteen (18) months.

Acne Products

We completed the development of a product to treat acne that incorporates our topical polymer-based delivery systems. We are seeking to license the rights to this product.

Other Products

We developed a clinically tested sunscreen formulation which allows labeling as “Very Water Resistant with an SPF of 30” in accordance with FDA Final Sunscreen Monograph requirements. We currently sell on a contract basis private label opportunities for our clinically tested sunscreen formulation. In addition, we also manufacture other skincare products such as moisture creams.

Patents and Trademarks

On January 4, 2000, we filed a patent application for our antimicrobial dermal barrier composition, which utilized one of the Invisicare delivery systems. We received patent approval (US Patent No. 6,582,683) for our antimicrobial dermal barrier formulation in February 2003 and received the patent certificate in June 2003.

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

Results of Operations

Our revenues for the third quarter ended September 30, 2004 were $205,550, compared to $25,831 for the third quarter of 2003. The increase in revenues is primarily attributable to our receipt of payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense.

Gross profit for the third quarter ended September 30, 2004 was $203,089 versus a loss of $3,344 for the third quarter ended September 30, 2003. The cost of revenues for the third quarter ended September 30, 2004 was $2,461 versus $29,195 for the third quarter ended September 30, 2003. The increase in gross profit and decrease in the cost of revenue from the third quarter of 2003 to 2004 is primarily attributable to the receipt of revenues from the payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense.

Our operating expenses increased to $354,926 for the third quarter ended September 30, 2004 from $262,795 for the third quarter ended September 30, 2003. The increase in operating expenses from the third quarter of 2003 to 2004 is primarily attributable to legal fees associated with protecting out intellectual property rights.

We had a net loss of $151,837 for the third quarter ended September 30, 2004, as compared to a net loss of $166,139 for the quarter in the prior year.

Liquidity and Capital Resources

As of September 30, 2004, we maintained $78,384 in cash and had total current assets of $322,745. Our total current liabilities as of September 30, 2004 were $799,743. As a result, on September 30, 2004 we had a working capital deficit of $476,998.

Management believes that we will have sufficient capital to finance our operations for the next twelve months based upon revenues anticipated to be received in the current fiscal year and royalty payments due under the Distribution Agreement with Cross Global and the Letter of Intent with Dermal Defense.

Off Balance Sheet Arrangements

As of September 30, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. We had incurred cumulative net losses of approximately $9,638,000 and $10,313,000 as of December 31, 2003 and September 30, 2004 respectively.

Revenue Recognition

Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Item 3.   Controls and Procedures.

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including Mr. Terry Howlett, the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II - OTHER INFORMATION

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

Item 5.            Other Information

None.

Item 6.            Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                            SKINVISIBLE, INC.

Date:      November 12, 2004                                                                               /s/ Terry Howlett
                                                                                                                            Terry Howlett
                                                                                                                            Chief Executive Office, Chief Financial
                                                                                                                            Officer, and Director

