Form 10KSB
period 2004-12-31
SKINVISIBLE INC
filed 2005-04-14
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 000-25911

Skinvisible, Inc.
(Name of small business issuer in its charter)
Nevada	88-033442219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6320 South Sandhill Road, Suite 10 Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number (702) 433-7154
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year: $519,972

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $3,817,947 as of March 22, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
56,725,248 Common Shares as of March 22, 2005

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1:  Description of Business

Company Overview

We were organized as a Nevada corporation on March 5, 1998 under the name "Microbial Solutions, Inc." On February 26, 1999, we changed our name to "Skinvisible, Inc."

We conduct our business through the following wholly owned subsidiaries:

NAME OF SUBSIDIARY	DATE OF INCORPORATION	JURISDICTION OF INCORPORATION
Skinvisible Pharmaceuticals, Inc. f/k/a Manloe Laboratories, Inc.	June 30, 1995	Nevada
Skinvisible Pharmaceuticals (Canada) Inc.	October 20, 1998	Canada

We conduct our primary business activities such as research and development and marketing of our products through Skinvisible Pharmaceuticals, Inc., a Nevada corporation. We conduct our marketing activities in Canada through the Canadian entity Skinvisible Pharmaceuticals (Canada) Inc.

Description of Business

We develop innovative polymer delivery vehicles and related compositions that when topically applied hold active ingredients on the skin for up to four hours. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. This enables active agents the ability to perform their intended functions for an extended period of time. Our polymer delivery vehicles allow normal skin respiration and perspiration. The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

Products that successfully incorporate our polymer delivery vehicles to date include antimicrobial hand sanitizers, sunscreen products, skincare moisturizers, sunless tanning sprays, incontinence lotion, anti-fungals, and acne. We are in the process of developing polymer formulations that can successfully be utilized in insect repellents and liquid bandages.

Our primary objective is to license our polymer delivery vehicles to established brand manufacturers and marketers of prescription and over-the-counter products in the dermatological, medical, cosmetic, and skincare markets. With the exception of sales to one vendor, our management’s policy is to only sell our polymers to vendors that have executed a license agreement with us. We conduct our research and development in-house and continuously are engaged in developing additional applications for our polymer delivery vehicles.

Manufacture and Distribution

We previously manufactured our polymer delivery vehicles and products that incorporate our polymer delivery on-site at our facility at 6320 South Sandhill Road, Unit #10, Las Vegas, Nevada 89120. We also formerly distributed these manufactured products from our facility. We engaged an outside party that currently handles all of our manufacturing and distribution needs. At the present time, we only perform research and development at our facility.

Description of Current Products and Agreements

Antibacterial/Antimicrobial Hand Sanitizer

On July 9, 2003 our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc. (“Skinvisible”) signed a letter of intent with Health First Distributors North America, Inc. of British Columbia, Canada (“Health First’) to grant Health First the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product we manufacture that which utilizes the active ingredient Triclosan 1% (the “Product”) in the North American countries of Canada, United States, and Mexico. Due to Health First’s failure to satisfy certain conditions set forth in the letter of intent, we never entered into a formalized License Agreement and no further negotiations occurred.

Our management continued its attempts to license the exclusive marketing and distribution rights to our antimicrobial hand sanitizer which utilizes the active ingredient Triclosan 1% and entered into a letter of intent with Dermal Defense, Inc. (“Dermal Defense”) on or about March 24, 2004. On February 21, 2005, we entered into a definitive distribution agreement with Dermal Defense. Under the terms of this agreement, Dermal Defense acquired the exclusive marketing and distribution rights in the United States of America, Canada and Mexico for our antimicrobial hand sanitizer.

Dermal Defense acquired these rights for the purchase price of $1,000,000. Dermal Defense has already paid $475,000 of this purchase price. The remaining balance is due and payable on a quarterly basis in the amount of $75,000 or 5% of gross revenue from sales of the licensed product, whichever is greater until paid in full.

In addition and under the terms of the agreement, Dermal Defense is also obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater. Under the terms of this agreement, Dermal Defense is prohibited from manufacturing, marketing, distributing, or selling any competing product while this agreement is in full force and effect.

Dermal Defense was granted an option to acquire the exclusive marketing and distribution rights for our antimicrobial hand sanitizer globally. This option expired on March 30, 2005. If this option was exercised, Dermal Defense would have been required to pay us $1 Million and a 5% royalty on all sales of the licensed product globally. We are currently negotiating with Dermal Defense an extension to the termination date of this option.

Sunless Tanning Sprays

On June 9, 2004, our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc. ("Skinvisible"), entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Cross Global, Inc. ("Cross Global"), a Delaware corporation, to grant Cross Global the exclusive right to distribute, market, sell, and promote Skinvisible’s proprietary sunless tanning spray products in Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom, and Israel. Cross Global is utilizing our proprietary polymer formula to manufacture nine additional suncare related products.

The Distribution Agreement provides that Cross Global must pay Skinvisible an up-front royalty in the amount of $1,000,000. Cross Global has paid us $700,000. The remaining $300,000 is due on May 30, 2005.

Under the terms of the Distribution Agreement, Cross Global is prohibited from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Sunscreen and Skin Care Products

We developed and successfully tested the application of our polymer delivery vehicles in sunscreen products with SPF 15 and SPF 30, sunless tanning lotions, moisturizing creams, aloe after-sun products, and other skin care products. We currently offer our polymer delivery vehicles for incorporation into these products on a private label basis and have multiple agreements in place.

Description of Other Applications for which no Agreements are Currently in Place

We have developed and successfully tested the application of our polymer delivery vehicles in the following products:

• Incontinence lotion
• Anti-fungal
• Anti-acne
• Anti-Inflammatory
• Dermal Abrasion/Cosmetic Skin Care
• Anti-microbial Wound Care

Our management is seeking to offer our polymer delivery vehicles for incorporation into these products on a private label basis.

Status of Research and Development for New Applications

We are continuing our research and development toward developing additional applications for our polymer delivery vehicles. We are currently researching the following potential applications for our polymer delivery vehicles:

• Insect repellants
• Liquid bandages
• New antibacterial/antimicrobial hand sanitizer

In the event that these studies determine that we can successfully incorporate our topical polymer-based delivery system into any of these products set forth below, we will move forward to secure all appropriate governmental approvals for the distribution of this product in the United States. It is our anticipation that the process to complete all studies and secure all government approvals will take approximately twelve (12) to eighteen (18) months from the beginning of each study.

Insect Repellants

We are in the process of developing a mosquito repellant that incorporates our topical polymer-based delivery systems. The approximate cost of the outside study is $100,000 and our management is seeking to negotiate a deal with a third party where they would pay the cost of the study in exchange for licensing rights.
We expect to commence outside studies on this product once a deal is in place to provide funding for the outside study.

New Antibacterial/Antimicrobial Hand Sanitizer

We have developed and sold the exclusive marketing and distribution rights to an antimicrobial hand sanitizer product that utilizes the active ingredient Triclosan 1%. We have developed and a currently testing a new antimicrobial hand sanitizer product that utilizes the active ingredient Chlorhexadine. Chlorhexadine is the active agent in scrub soaps currently used in the operating rooms of most hospitals in North America and Europe.

We have received positive results from the first study we commissioned and are currently in the process of a second study. We anticipate that the results of the second study will be available before the end of the second quarter of fiscal 2005. This product may require us filing of a New Drug Application with the US FDA because the drug Chlorhexadine is not an approved drug for Hand Sanitizers in the US under the FDA Tentative Final Monograph. If we are required to file a New Drug Application with the US FDA, the development of this product may be both time and cost prohibitive for us. Under such circumstance, we would seek a pharmaceutical partner to fund the remaining studies.

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

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Patents

On January 4, 2000, we filed a patent application for our antimicrobial dermal barrier composition. We received patent approval (US Patent No. 6,582,683) for our antimicrobial dermal barrier formulation in February 2003 and received the patent certificate in June 2003.

We filed a patent application on August 20, 2001 titled “Topical Compositions, Topical Composition Precursors, and Methods for Manufacturing and Using” for our Invisicare® topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications. The United States Patent and Trademark Office split this application into three different applications as follows: (a) Methods of Manufacturing (b) Topical Compositions and (c) Methods of Use. We received patent approval for the application on Methods of Manufacturing (US Patent No. 6,756,059). Our patent applications on Topical Compositions and Methods of Use are still pending.

We have also filed under the Patent Cooperation Treaty (PCT) the Patent titled “Topical Compositions, Topical Composition Precursors, and Methods for Manufacturing and Using” for certain foreign countries. As of March 22, 2005, we did not receive any response.

We also have two patents currently pending, which cover our sunless tanning spray formula and sunscreen formulas.

Trademarks

In January 2002, we received trademark approval in the United States for the name "Invisicare" to identify our family of polymer delivery systems. We have filed this trade name with the Cosmetic, Fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

We have also applied and received trademark approval for the corporate logo “Skinvisible” and for our sunless and sun tanning products under the name “Solerra.”

We are seeking to extend the protection of our trademarks in additional countries where we currently conduct business and those additional countries where we intend to conduct business.

Employees

We currently have five full-time employees including our President, Chief Executive Officer, and Chief Financial Officer, Terry Howlett.

Research and Development

We incurred research and development expenditures for the fiscal years ended December 30, 2003 and 2004 in the amount of $3,500 and $17,300 respectively.

Government Regulation

We are not subject to any significant or material federal or state government regulation in connection with the research and development and licensing of our innovative topical polymer-based delivery systems and technologies.

We are not subject to any significant or material environmental regulation in the normal operation of our business.

Item 2:              Description of Property

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Skinvisible Pharmaceuticals, Inc., our wholly owed subsidiary, owns the manufacturing and laboratory equipment at this location.

Item 3:               Legal Proceedings

Subsequent to the reporting period on March 8, 2005, we initiated litigation in the U.S. District Court for the District of Nevada against Health First Distributors North America, Inc., a British Columbia corporation (“HFD”).  The complaint seeks declaratory relief to the effect that the parties must arbitrate a dispute between them in Las Vegas, Nevada, as required by the parties’ July 9, 2003, letter of intent as amended by a subsequent letter dated October 29, 2003.  The underlying dispute concerns whether we must return what we contend was a non-refundable deposit of $100,000 USD towards North American distribution rights for our products.  HFD has claimed in demand letters that we must return the deposit and has threatened to bring suit in British Columbia if we fail to do so.  We disagree with HFD’s position and have demanded that the dispute be arbitrated in Las Vegas, Nevada, as required by the parties’ agreement.  HFD has refused.  Our lawsuit seeks only a declaration from the court that arbitration is required and that it must take place in Las Vegas, Nevada.  We served the summons and complaint on March 17, 2005. As of March 31, 2005, HFD had not answered or otherwise responded to the litigation.

Subsequent to the reporting period, Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer, Terry Howlett, were named as defendants in a lawsuit initiated in the U.S. District Court for the Eastern District of Michigan on March 11, 2005. The lawsuit seeks a judgment against all defendants jointly and severally in the amount of $1,025,000 plus other costs, interest and expenses as the court finds appropriate. The underlying dispute concerns the circumstances under which the plaintiffs purchased common stock in Dermal Defense, Inc., a Nevada corporation. We believe that the lawsuit against Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer is without merit and plan to file a motion to dismiss.

Item 4:  Submission of Matters to a Vote of the Security Holders

No other matters were submitted to our security holders for a vote during the reporting period.

Subsequent to the reporting period on January 10, 2005, we held our annual shareholder meeting. The meeting was called for the purpose of electing directors to the board of directors and to transact any other business that may properly come before the meeting. The number of votes present in person or by proxy was sufficient to constitute a quorum. A majority of the shareholders elected Terry Howlett, Jost Steinbruchel, and Greg McCartney to serve on the board of directors until the next annual meeting of the shareholders, or until removed by other action as allowed by the corporate bylaws. The tabulation of the votes was as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Abstained
Terry Howlett	8,422,052	0	0
Jost Steinbruchel	8,422,052	0	0
Greg McCartney	8,422,052	0	0

PART II

Item 5:  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “SKVI.”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.20	0.12
June 30, 2004	0.15	0.10
September 30, 2004	0.08	0.06
December 31, 2004	0.09	0.06

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.11	0.03
June 30, 2003	0.23	0.07
September 30, 2003	0.23	0.08
December 31, 2003	0.29	0.10

On March 22, 2005 closing price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $0.19.

Penny Stock

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 31, 2005, there were 174 registered holders of our common stock.

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

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2004

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)
Equity compensation plans approved by security holders	1,085,000	$0.08	415,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,085,000	$0.08	415,000

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the past three years.

Subsequent to the reporting period on February 4, 2005, we issued 500,000 shares of restricted common stock each to two of our directors in connection with services rendered during the 2004 fiscal year. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the first quarter of 2004, we raised $547,894 in the form of a private placement and issued 5,478,940 shares of restricted common stock plus 2,739,470 warrants to 3 accredited investors. The warrant gave the holders the right to purchase one share of common stock at $0.15 per share on or before March 26, 2005, then at $0.20 per share on or before the close of business on March 25, 2006. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. Each purchaser represented his or her intention to acquire the securities for investment intent only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

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

On November 12, 2002, We completed an offering of 6,478,000 restricted shares of the common stock at a price of $0.05 per share to a total of nineteen (19) accredited investors pursuant to Rule 506 of Regulation D of the 1933 Act. We also issued warrants for the purchase of 3,239,000 shares of the common stock. A commission in the amount of $25,900 was paid to 3 parties in connection with the completion of this offering. Each purchaser represented his or her intention to acquire the securities for investment intent only and not with a view toward distribution. Each investor was given adequate information about us to make an informed investment decision. We did not engage in any public solicitation or general advertising. No registration rights were granted to any of the purchasers. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On June 7, 2002, as part of a loan conversion agreement, we issued 3,000,000 restricted common shares to one (1) accredited investor at a price of $0.05 per share as well as warrants for the purchase of 1,500,000 shares of common stock. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. We did not engage in any public solicitation or general advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On April 26, 2002, as part of a loan conversion agreement we issued 2,000,000 restricted common shares to one (1) accredited investor at a price of $0.05 per share as well as warrants for the purchase of 1,000,000 shares of common stock. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. We did not engage in any public solicitation or general advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

On April 26, 2002, as part of a loan conversion agreement, we issued 2,000,000 restricted common shares to one (1) accredited investor at a price of $0.05 per share as well as warrants for the purchase of 1,000,000 shares of common stock. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. We did not engage in any public solicitation or general advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

In January 2002, we issued a total of 264,775 shares of common stock to four (4) employees and one (1) consultant upon the exercise of their stock options granted pursuant to the Company's incentive stock option plan. These shares were issued at a price of $0.10 per share, for a total purchase price of $26,477.50. These shares were issued pursuant to the exemption available under Section 4(2) of the Securities Act of 1933. We did not engage in any public solicitation or general advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 6:         Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Results of Operations

For the year ended December 31, 2004, we generated total revenue of $519,972, compared to revenue in the amount of $193,988 for the year ended December 31, 2003. Our increase in revenue is primarily attributable to the receipt of payments under our agreements entered into during the reporting period with Dermal Defense and Cross Global. We received $325,000 for distribution and licensing rights granted in the year ended December 31, 2004. We generated $174,020 in revenue from product sales in the year ended December 31, 2004.

We incurred operating expenses in the amount of $1,228,163 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted of selling and administrative costs of $1,084,674, depreciation and amortization of $111,339, and stock based compensation in the amount of $32,150. We incurred expenses in the amount of $1,456,087 for the year ended December 31, 2003. Our expenses for the year ended December 31, 2003 consisted of selling and administrative costs of $1,016,020, depreciation and amortization of $61,815, and stock based compensation in the amount of $378,252. The decrease in expenses from fiscal 2003 to fiscal 2004 is primarily attributable to the payment of significantly less stock based compensation.

Our net loss for the year ended December 31, 2004 was $804,972, compared to a net loss of $1,310,220 in the prior year.

Assets

As of December 31, 2004, we had current assets of $248,063 and total assets in the amount of $1,547,570. As of December 31, 2004, our current assets consisted of cash of $92,434, accounts receivable of $19,940, inventory of $112,642, $21,126 due from a related party, and $1,921 in prepaid expenses and other current assets.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2004 were $969,317. Our liabilities consisted of accounts payable and accrued liabilities in the amount of $346,317 and unearned revenue in the amount of $623,000.

Liquidity and Capital Resources

As of December 31, 2004, we had current assets of $248,063. Our total current liabilities as of December 31, 2004 were $969,317. As a result, on December 31, 2004, we had a working capital deficit of $721,254.

Management believes that we will have sufficient capital to finance our operations for the next twelve months based upon revenues anticipated to be received in the current fiscal year and royalty payments due under the Agreements with Cross Global and Dermal Defense.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2004, we had incurred cumulative net losses of approximately $10,561,000.

Our ability to raise additional capital through future issuance of common stock is unknown. The successful development of our business plan and our attainment of profitable operations is unknown. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

Revenue Recognition

Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Item 7:   Financial Statements

Index to Audited Consolidated Financial Statements:

F-2  Independent Auditor’s Report

F-3  Consolidated Balance Sheet - December 31, 2004

F-4  Consolidated Statements of Operations - Years Ended December 31, 2004 and December 31, 2003

F-5  Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended December 31, 2004 and December 31, 2003

F-6  Consolidated Statements of Cash Flows - Years Ended December 31, 2004 and December 31, 2003

                        F-7  Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED FINANCIAL STATEMENTS

                  PAGE NO.

Report of Independent Registered Public Accounting Firm                                        1

Consolidated Financial statements

Consolidated balance sheet                                                       2

Consolidated statements of operations                                                   3

Consolidated statement of stockholders’ equity                                           4

Consolidated statements of cash flows                                                   7

Notes to consolidated financial statements                                                    9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2004, and the consolidated results of its operations and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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

/s/ Sarna & Company Certified Public Accountants
Sarna & Company Certified Public Accountants
March 28, 2005
Westlake Village, California

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

Current assets
Cash	$92,434
Accounts receivable	19,940
Inventory	112,642
Due from related party	21,126
Prepaid expense and other current assets	1,921
Total current assets	248,063

Fixed assets, net	47,894

Intangible and other assets
Patents and trademarks, net	61,613
License and distributor rights	50,000
Prepaid royalty fees	1,140,000

Total assets	$1,547,570

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$346,317
Unearned revenue	623,000
Total current liabilities	969,317

Long-term liabilities	--

Total liabilities	969,317

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
55,625,248 shares issued and outstanding	55,625
Additional paid-in capital	11,083,799
Accumulated deficit	(10,561,171)
Total stockholders' equity	578,253

Total liabilities and stockholders' equity	$1,547,570

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2004	December 31, 2003

Revenues	$519,972	$193,988

Cost of revenues	96,781	136,125

Gross profit	423,191	57,863

Operating expenses
Depreciation and amortization	111,339	61,815
Stock based compensation	32,150	378,252
Selling general and administrative	1,084,674	1,016,020
Total operating expenses	1,228,163	1,456,087

Loss before provision for income taxes	(804,972)	(1,398,224)

Other income (expense)
Forfeited license deposit	--	100,000
Loss on disposal of fixed assets	--	(12,016)
Interest income	--	20
Total other income	--	88,004

Provision for income taxes	--	--

Net loss	$(804,972)	$(1,310,220)

Basic income (loss) per common share	$(0.01)	$(0.03)
Diluted income (loss) per common share	$(0.01)	$(0.03)

Basic weighted average common
shares outstanding	55,625,248	43,218,767

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, December 31, 2002	38,789,808	38,790	9,442,838	(8,445,979)	1,035,649

Issuance of stock for cash, weighted average
price of $0.09 per share	4,725,000	4,725	400,275	--	405,000

Issuance of stock related to exercise of stock options
for services, weighted average price of $0.05 per share	200,000	200	9,800	--	10,000

Issuance of stock for services, $0.10 per share	2,504,810	2,505	297,976	--	300,481

Issuance of stock in satisfaction of Company
liabilities, weighted average price of $0.09 per share	2,495,000	2,495	232,005	--	234,500

Issuance of stock options for services	--	--	67,771	--	67,771

Net loss	--	--	--	(1,310,220)	(1,310,220)

Balance, December 31, 2003	48,714,618	48,715	10,450,665	(9,756,199)	743,181

Issuance of stock for cash, weighted average	6,579,130	6,579	601,315	-	607,894
price of $0.10 per share

Issuance of stock for services, $ 0.10 per share	331,500	331	31,819	-	32,150

Net loss	--	--	--	(804,972)	(804,972)

Balance, December 31, 2004	55,625,248	$55,625	$11,083,799	$(10,561,171)	$578,253

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended	For the year ended
	December 31, 2004	December 31, 2003

Cash flows from operating activities:
Net loss	$(804,972)	$(1,310,220)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	111,339	61,815
Stock based compensation	32,150	378,252
Loss on disposal of assets	--	12,016
Changes in operating assets and liabilities:
Change in inventory	(35,954)	47,018
Change in accounts receivable	8,237	16,596
Change in deposits	--	225
Change in prepaid expenses and other current assets	(1,921)	3,088
Change in bank overdraft	--	(762)
Change in related party receivable	(21,126)	--
Change in accounts payable and accrued liabilities	(371,998)	309,527
Change in unearned revenue	623,000	--
Net cash used by operating activities	(461,245)	(482,445)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(54,215)	--
Proceeds from disposal of fixed assets	--	41,084
Net cash provided (used) by investing activities	(54,215)	41,084

Cash flows from financing activities:
Proceeds from notes payable	-	31,739
Proceeds from issuance of common stock	607,894	405,000
Net cash provided by financing activities	607,894	436,739

Net change in cash	92,434	(4,622)

Cash, beginning of period	--	4,622

Cash, end of period	$92,434	$--

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,051	$7,449

Schedule of non-cash financing and investing activities
Issuarnce of 2,495,000 sahres of common stock insatisfaction of	-	$234,500
accounts payable and loans payable

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Skinvisible, Inc., (referred to as the “Company”) is focused on the development and manufacture of innovative topical polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. The Company’s antibacterial/antimicrobial hand sanitizer formulations, available for private label commercialization opportunities, offer skincare solutions for the healthcare, food service, industrial, cosmetic and salon industries, as well as for personal use in the retail marketplace. The Company maintains manufacturing, executive and sales offices in Las Vegas, Nevada.

History - Skinvisible, Inc. ( referred to as the “Company”) was incorporated in Nevada on March 6, 1998 under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

During 1999, the Company also formed a subsidiary titled Skinvisible International, Inc. and Skinvisible Pharmaceuticals (Canda), Inc. On January 1, 2000, the Company decided to discontinue operations of its subsidiary, Skinvisible International, Inc.

On April 20, 2000, the Company formed a subsidiary titled safe4Hours, Inc. for the purpose of marketing its own proprietary brands of products.

Skinvisible, Inc. together with its subsidiaries shall herein be collectively referred to as the “Company”.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $10,561,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Definition of fiscal year - The Company’s fiscal year end is December 31.

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

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Goodwill and intangible assets - Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

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

Fair value of financial instruments - Financial accounting standards Statement No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. The Company operates under one segment.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred for the years ended December 31, 2004 and 2003.

Research and development costs - Research and development costs are charged to expense when incurred. Costs incurred to internally develop the product, including costs incurred during all phases of development, are charged to expense as incurred.

Expenses of offering - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                                                                                             2003                                             2004
Net loss, as reported                                                                $ (1,310,220)                                  $ (804,972)
Add: Stock-based employee compensation
expense included in reported loss,
net of related tax effects                                                                           --                                                  --
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects                                                                  (33,330)                                                --
Pro forma net loss                                                                     $ (1,343,550)                                 $ (804,972)
                                                                                                     =========                                  ========

Net loss per common share
Basic and diluted loss, as reported                                        $         (0.03)                                  $       (0.01)
                                                                                                     =========                                  ========
Basic and diluted loss, pro forma                                           $         (0.03)                                  $       (0.01)
                                                                                                     =========                                  ========

As required, the pro forma disclosures above include options granted for years ended December 31, 2003 and 2004. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

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

New accounting pronouncements - In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections . The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

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

Reclassification - The financial statements from 2004 and 2003 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.     FIXED ASSETS

Fixed assets consist of the following as of December 31, 2004:

Machinery and equipment                                                                                                                         $           55,463
Furniture and fixtures                                                                                                                                             113,635
Computers, equipment and software                                                                                                                     36,145
Lab equipment                                                                                                                                                        115,946
                                                                                                                                                                                          321,189
Less: accumulated depreciation                                                                                                                           273,295

Fixed assets, net                                                                                                                                           $          47,894
                                                                                                                                                                                ==========

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2004, patents and trademarks total $70,233, net of accumulated amortization of $8,620.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2004.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of December 31, 2004, the Company has paid a total of $1,610,000 of which $470,000 has been expensed and $1,140,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $390,000.

4. STOCK OPTIONS AND WARRANTS

Stock options - During the year ended December 31, 2004 and 2003, the Company granted stock options to employees totaling -0- and 1,750,000 shares of its common stock with a weighted average strike price of $-0- and $0.10 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 4 months to 5 years. As of December 31, 2004, stock options outstanding totaled 2,585,000 with a weighted average strike price of $0.06 per share.

Stock warrants - During the year ended December 31, 2004 and 2003, the Company granted stock warrants related to common stock issued through a private placement totaling -0- and 4,802,500, respectively, with a weighted average strike price of $0.20 per share. As of December 31, 2004, stock warrants outstanding totaled 8,901,500 with a weighted average strike price of $0.20 per share.

5.     FORFEITED LICENSE DEPOSIT

On July 9, 2003, the Company entered into a letter of intent with Health First Distributors North America, Inc. of British Columbia, Canada ("Health First’) to grant Health First the exclusive marketing and distribution rights to the antimicrobial hand sanitizer product the Company manufactures that is identified as Triclosan 1% formula (the "Product"). On October 29, 2003, the parties revised the letter of intent. Despite repeated assurances of payment from Health First, the Company did not received the second of the required non-refundable deposits in the amount of $100,000 that was due on November 30, 2003. As a result of Health First’s failure to satisfy the conditions precedent to entering into a formalized License Agreement, the Company has terminated negotiations with Health First and intend to retain the $100,000 non-refundable deposit previously paid by Health First as provided in the Letter of Intent. Accordingly, the Company recorded the forfeited deposit as income for the year ended December 31, 2003.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2004, the Company has received $448,000 and has reflected $248,000 as unearned revenue and $200,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will recognized as revenue ratably over a five year period. As of December 31, 2004, the Company has received $500,000 and has reflected $375,000 as unearned revenue and $125,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

Item 8:  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A:            Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B:  Other Information

None.

PART III

Item 9:   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 31, 2005. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Terry Howlett	57	Chief Executive Officer, Chief Financial Officer, and Director
Jost Steinbruchel	65	Director
Greg McCartney	54	Director

Mr. Terry H. Howlett has been our Chief Executive Officer and Director since March 5, 1998. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc., which marketed cosmetic and skin, care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

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

Mr. Greg McCartney was elected as a director of the Company since January 10, 2005. Mr. McCartney is currently the Chairman of the Board for Genesis Bioventures and also formerly served as their CEO. Genesis Bioventures is currently trading on the American Stock Exchange. Mr. McCartney has over 20 years experience serving as officer and director of both private and public companies in various manufacturing and technology industries. Prior to founding BioLabs in 1997, Mr. McCartney was the founder and director of Aspenwood Holdings Corporation, a business consulting firm specializing in financing, public relations and venture capital in the technology and manufacturing industries. From 1986 to 1995 he was the President of an emerging high technology company and also served as officer and director of other companies. Previously, he was involved with international real estate and land development.

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

Significant Employees

We have one significant employee that makes a significant contribution to our business other than our officers and directors.

Dr. James A. Roszell, Ph.D, is a doctoral chemist with over 35 years' experience in product formulation, experimental design, analysis, and method validation. Since joining Skinvisible in 1998, he has been responsible for research and development of our patented technology, related polymer delivery vehicles, product formulations and compositions. Dr. Roszell is a joint contributor to Skinvisible's Patent Number 6.756.059 and responsible for our four pending patents. Prior to joining Skinvisible, he worked as chemist for Supertech Products, Inc. in Florida where his responsibilities included ensuring compliance with OSHA, EPA and other standards and regulations, maintenance of quality control, research and development for new products. Dr. Roszell's background includes work in chemical, pharmaceutical, environmental and clinical laboratory arenas. His chemical and scientific expertise makes a significant contribution to our business.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO, and Director	1	1	0
Jost Steinbruchel Director	0	0	0
Carol Patterson Neves Former Director	0	0	0

Code of Ethics Disclosure

Subsequent to the reporting period, we adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics is attached as an exhibit to this annual report.

Item 10:  Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Terry Howlett	Director, CEO, and CFO	2004 2003 2002	$198,242 73,000 27,836	0 0 0	0 0 0	0 0 28,000	0 1,200,000 1,300,000	0 0 0	0 0 0

Compensation to Directors

Subsequent to the reporting period on February 4, 2005, we issued 500,000 shares of restricted common stock each Terry Howlett and Jost Steinbruchel in connection with services rendered during the 2004 fiscal year to us as members of our board of directors.

Stock Option Grants

We did not grant any stock options to our executive officers or employees during the year ended December 31, 2004. We have not granted any stock options to our executive officers or employees since December 31, 2004.

Item 11:  Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2005 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Terry Howlett 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	6,315,352	15.0% [1]
Common	Jost Steinbruchel 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	1,750,000	5.8% [2]
Common	Greg McCartney 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	0	0.2% [3]
Total of all directors and executive officers		8,065,352	21.0%
Common	Lutz Family Trust 71 Biltmore Estates Phoenix, Arizona 85016	6,500,000	11.5%
Common	York Fidelity Limited 63 Market Street #20-04 Singapore 048942	4,800,000	8.5%

The percent of class is based on 56,725,248 shares of common stock issued and outstanding as of March 22, 2005.

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

1 Includes 1,200,000 options that may be exercised immediately to purchase 1,200,000 shares of common stock at a price of 0.05 per share and 1,000,000 warrants that may be exercised immediately to purchase 1,000,000 shares of common stock at a price of $0.05 per share.

2 Includes 300,000 options that may be exercised immediately to purchase 300,000 shares of common stock at a price of $0.05 per share, 1,000,000 warrants that may be exercised immediately to purchase 1,000,000 shares of common stock at a price of $0.05 per share, and 250,000 warrants that may be exercised immediately to purchase 250,000 shares of common stock at a price of $0.20 per share.

3 Includes 100,000 options that may be exercised immediately to purchase 100,000 shares of common stock at a price of $0.10 per share.

Item 12:  Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us

Our policy regarding related transactions requires that any director or officer who has an interest in any transaction disclose the presence and the nature of the interest to the board of directors prior to any approval of the transaction by the board of directors. The transaction may then be approved by a majority of the disinterested directors, provided that an interested director may be counted in determining the presence of a quorum at the meeting of the board of directors to approve the transaction.

Item 13 :              Exhibits
Exhibit Number	Description
14.1	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14:  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 were approximately $17,000 and $29,140 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/ Terry Howlett
Terry Howlett
Chief Executive Officer, Chief Financial Officer, & Director
Date: April 13, 2005