Form 10QSB
period 2005-03-31
SKINVISIBLE INC
filed 2005-05-16
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________

Commission File Number: 000-25911

Skinvisible, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6320 Sandhill Road, Suite 10, Las Vegas, Nevada 89120
(Address of principal executive offices)

702-433-7154
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,725,248 common shares as of March 31, 2005.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of March 31, 2005.
(b)	Consolidated Statements of Operations for the three month periods ended March 31, 2005 and 2004;
(c)	Consolidated Statements of Cash Flow for the three month periods ended March 31, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements.

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2005
(Unaudited)
Current assets
Cash	$60,667
Accounts receivable	90,169
Inventory	83,070
Due from related party	26,554
Prepaid expense and other current assets	1,268
Total current assets	261,728

Fixed assets, net	43,330

Intangible and other assets
Patents and trademarks, net	59,093
License and distributor rights	50,000
Prepaid royalty fees	1,080,000

Total assets	$1,494,150

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$343,687
Unearned revenue	771,000
Total current liabilities	1,114,687

Long-term liabilities	--

Total liabilities	1,114,687

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
56,725,248 shares issued and outstanding	56,725
Additional paid-in capital	11,280,699
Accumulated deficit	(10,957,960)
Total stockholders' equity	379,464

Total liabilities and stockholders' equity	$1,494,150

See Accompaning Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended
	March 31, 2005	March 31, 2004

Revenues	$254,730	$59,513

Cost of revenues	70,065	22,455

Gross profit	184,665	37,058

Operating expenses
Depreciation and amortization	68,683	14,047
Stock based compensation	198,000	--
Selling general and administrative	314,771	194,866
Total operating expenses	581,454	208,913

Loss before provision for income taxes	(396,789)	(171,855)

Other income (expense)	--	--
Total other income (expense)	--	--

Provision for income taxes	--	--

Net loss	$(396,789)	$(171,855)

Basic income (loss) per common share	$(0.01)	$(0.00)
Diluted income (loss) per common share	$(0.01)	$(0.00)

Basic weighted average common
shares outstanding	56,725,248	48,715,000

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, December 31, 2004	55,625,248	55,625	11,083,799	(10,561,171)	578,253

Issuance of stock for services, $ 0.18 per share	1,100,000	1,100	196,900	-	198,000

Net loss	--	--	--	(396,789)	(396,789)

Balance, March 31, 2005	56,725,248	$56,725	$11,280,699	$(10,957,960)	$379,464

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended	For the three months ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net loss	$(396,789)	$(171,855)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	68,683	14,047
Stock based compensation	198,000	--
Changes in operating assets and liabilities:
Change in inventory	29,572	(3,634)
Change in accounts receivable	(70,229)	16,836
Change in prepaid expenses and other current assets	653	(15,888)
Change in bank overdraft	--	(762)
Change in related party receivable	(5,429)	--
Change in accounts payable and accrued liabilities	(2,629)	(207,809)
Change in loan payable	--	(42,616)
Change in stock subsciption payble	--	549,894
Change in unearned revenue	148,000	250,000
Net cash provided (used) by operating activities	(30,168)	388,213

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(1,599)	--
Net cash used by investing activities	(1,599)	--

Cash flows from financing activities:
Net cash provided by financing activities	--	--

Net change in cash	(31,767)	388,213

Cash, beginning of period	92,434	--

Cash, end of period	$60,667	$388,213

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Skinvisible, Inc. (the "Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' equity and cash flows of Skinvisible, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent with Dermal Defense, Inc. (“Dermal Defense”) whereby, the Company would provide exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America to Dermal Defense. Terms of the LOI require Dermal Defense to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will recognized as revenue ratably over a five year period. As of March 31, 2005, the Company has received $496,000 and has reflected $246,000 as unearned revenue and $250,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Dermal Defense agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will recognized as revenue ratably over a five year period. As of March 31, 2005, the Company has received $700,000 and has reflected $525,000 as unearned revenue and $175,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

4.     GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $11,007,960 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

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

•	Insect repellents
•	Liquid bandages
•	New antibacterial/antimicrobial hand sanitizer

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

Summary of Current Distribution Agreements

Antibacterial/Antimicrobial Hand Sanitizer

On February 21, 2005, we entered into a definitive distribution agreement with Dermal Defense, Inc. (“Dermal Defense”). Pursuant to this agreement, the parties finalized the terms of Dermal Defense, Inc.’s acquisition of the exclusive marketing and distribution rights in the United States of America, Canada and Mexico for our antimicrobial hand sanitizer composition which utilizes the active ingredient Triclosan 1% and incorporates our patented Invisicare® polymer delivery system (the “Product”).

Dermal Defense acquired these rights for the purchase price of $1,000,000. Dermal Defense has already paid $475,000 of this purchase price. The remaining balance is due and payable quarterly for the period March 31, 2005 through September 30, 2006 in the amount of $75,000 or 5% of the gross revenues generated by Dermal Defense from sales of the Product in the Territory in the prior quarter, whichever is greater. Under the terms of this agreement, Dermal Defense is also obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater.

Subsequent to the reporting period and with our consent, Dermal Defense entered into an exclusive sub-distribution agreement with JD Nelson & Associates of Columbus Ohio (“JD Nelson”) and transferred all of its rights that it possessed to distribute, market, and sell our antimicrobial hand sanitizer in the United States of America, Canada and Mexico. Under the terms of the sub-distribution agreement, JD Nelson shall assume and maintain all obligations set forth in the distribution agreement originally entered into with Dermal Defense on February 21, 2005. As a result, the fees and royalties that we are due under this agreement remain unchanged.

Subsequent to the reporting period on May 4, 2005, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer that utilizes the active ingredient Triclosan 1% in every country in the whole except Canada, the United States, and Mexico. As set forth above, the rights to distribute, market, sell, and promote our antimicrobial hand sanitizer in Canada, the United States, and Mexico are held by Dermal Defense. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which $25,000 has been received and the remaining $975,000 is payable in quarterly installments based upon a predetermined formula until the balance is received, and a royalty fee of no less than 5% of gross revenue of all sales.

Sunless Tanning Sprays

On June 9, 2004, our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc., entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Cross Global, Inc. ("Cross Global"), a Delaware corporation, to grant Cross Global the exclusive right to distribute, market, sell, and promote our proprietary sunless tanning spray products in Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom, and Israel. Cross Global is utilizing our proprietary polymer formula to manufacture nine additional suncare related products.

The Distribution Agreement provides that Cross Global must pay us an up-front royalty in the amount of $1,000,000. Cross Global has paid us $700,000. The remaining $300,000 is due on May 30, 2005.

Under the terms of this agreement, we will received a royalty fee of no less than 5% of gross revenue of all sales our proprietary sunless tanning spray products. Cross Global is prohibited under this agreement form manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Results of Operations

For the three month period ended March 31, 2005, we generated total revenue of $254,730, compared to revenue of $59,513 for the same three month period in the prior year. Our increase in revenue is primarily attributable to a significant increase in product sales and the receipt of payments under our distribution agreements entered into with Dermal Defense and Cross Global. During the reporting period, we generated $149,661 in revenue from product sales and $100,000 from distribution and licensing rights.

Our cost of revenues for the three months ended March 31, 2005 increased to $70,065 from the same reporting period in the prior year when cost of revenues was $22,455. The increase in our cost of revenues is attributable to increased product sales.

Gross profit for the first quarter ended March 31, 2005 was $184,665 compared to $37,058 for the first quarter ended March 31, 2004.

For the three month period ended March 31, 2005 we incurred operating expenses in the amount of $581,454, compared to operating costs of $208,913 in the same three month period in the prior year. The increase in our operating expenses is primarily attributable to the payment of compensation related expenses for the issuance of stock to our directors and payroll expenses. During the three month period ended March 31, 2005, we expensed $198,000 in connection with the issuances of stock directors and employees of the company. We also incurred additional legal fees in connection with protecting our intellectual property.

For the three month period ended March 31, 2005, we had a net loss of $396,789. Our net loss for the three month period ended March 31, 2004 was $171,855.

Assets

As of March 31, 2005, we had current assets of $60,667 and total assets in the amount of $261,728.

Liquidity and Capital Resources

As of March 31, 2005, we had total current assets of 261,728 of which $60,667 consisted of cash on hand. Our total current liabilities as of March 31, 2005 were $1,114,687. Included in our current liabilities is $771,000 in unearned revenue due from our distribution agreements entered into with Dermal Defense, Inc. and Cross Global, Inc. We had a working capital deficit of $852,961 as of March 31, 2005.

We believe that we will have sufficient capital to finance our operations over the next twelve months. We anticipate that our revenue will continue to increase during the current fiscal year due to royalty payments due under agreements entered into with Cross Global and Dermal Defense as well as increased product sales.

Going Concern

Our independent auditors have stated in their Auditor’s Report that we have suffered recurring losses and negative cash outflows from operations. Our ability to raise additional capital through future issuance of common stock is unknown. To successfully develop and attain profitable operations is unknown. As a result, our auditor’s concluded that there is a substantial doubt about our ability to continue as a going concern.

Revenue Recognition

Revenues are recognized during the period in which the revenues are received. Costs and expenses are recognized during the period in which they are incurred.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On March 8, 2005, we initiated litigation in the U.S. District Court for the District of Nevada against Health First Distributors North America, Inc., a British Columbia corporation (“HFD”).  The complaint seeks declaratory relief to the effect that the parties must arbitrate a dispute between them in Las Vegas, Nevada, as required by the parties’ July 9, 2003, letter of intent as amended by a subsequent letter dated October 29, 2003.  The underlying dispute concerns whether we must return what we contend was a non-refundable deposit of $100,000 USD towards North American distribution rights for our products.  HFD has claimed in demand letters that we must return the deposit and has threatened to bring suit in British Columbia if we fail to do so.  We disagree with HFD’s position and have demanded that the dispute be arbitrated in Las Vegas, Nevada, as required by the parties’ agreement.  HFD has refused.  Our lawsuit seeks only a declaration from the court that arbitration is required and that it must take place in Las Vegas, Nevada.  We served the summons and complaint on March 17, 2005. As of May 10, 2005, HFD had not answered or otherwise responded to the litigation. We filed an Application for Default Judgment on May 11, 2005.

During the reporting period, Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer, Terry Howlett, were named as defendants in a lawsuit initiated in the U.S. District Court for the Eastern District of Michigan on March 11, 2005. The lawsuit seeks a judgment against all defendants jointly and severally in the amount of $1,025,000 plus other costs, interest and expenses as the court finds appropriate. The underlying dispute concerns the circumstances under which the plaintiffs purchased common stock in Dermal Defense, Inc., a Nevada corporation. We believe that the lawsuit against Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer is without merit and plan to file a motion to dismiss.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the three months ended March 31, 2005.

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

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the first quarter ending March 31, 2005.

Item 5.     Other Information

None.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

Date:	May 16, 2005

By: /s/ Terry Howlett Terry Howlett Title: President and Chief Executive Officer