Form 10QSB
period 2005-06-30
SKINVISIBLE INC
filed 2005-08-12
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 000-25911
Skinvisible, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6320 Sandhill Road, Suite 10, Las Vegas, Nevada 89120
(Address of principal executive offices)

702-433-7154
(Issuer’s telephone number)
_________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,725,248 common shares as of June 30, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of June 30, 2005.
(b)	Consolidated Statements of Operations for the three and six month periods ended June 30, 2005 and 2004;
(c)	Consolidated Statements of Cash Flow for the three and six month periods ended June 30, 2005 and 2004;
(d)	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2005
(Unaudited)
Current assets
Cash	$78,349
Accounts receivable	65,592
Inventory	71,909
Due from related party	9,604
Prepaid expense and other current assets	614
Total current assets	226,068

Fixed assets, net	38,033

Intangible and other assets
Patents and trademarks, net	56,545
License and distributor rights	50,000
Prepaid royalty fees	1,020,000

Total assets	$1,390,646

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$181,574
Unearned revenue	873,000
Total current liabilities	1,054,574

Long-term liabilities	--

Total liabilities	1,054,574

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
57,725,248 shares issued and outstanding	57,725
Additional paid-in capital	11,413,449
Accumulated deficit	(11,135,102)
Total stockholders' equity	336,072

Total liabilities and stockholders' equity	$1,390,646

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues	$233,406	$115,926	$488,136	$175,439

Cost of revenues	49,925	27,938	119,990	50,394

Gross profit	183,481	87,988	368,146	125,045

Operating expenses
Depreciation and amortization	69,050	11,477	137,733	25,524
Stock based compensation	--	--	198,000	--
Selling general and administrative	291,573	302,565	606,344	497,430
Total operating expenses	360,623	314,042	942,077	522,954

Loss before provision for income taxes	(177,142)	(226,054)	(573,931)	(397,909)

Other income (expense)	--	--	--	--
Total other income (expense)	--	--	--	--

Provision for income taxes	--	--	--	--

Net loss	$(177,142)	$(226,054)	$(573,931)	$(397,909)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	57,725,248	54,475,440	57,725,248	54,475,440

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended	For the six months ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net loss	$(573,931)	$(397,909)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	137,733	25,524
Stock based compensation	198,000	28,150
Changes in operating assets and liabilities:
Change in inventory	40,733	(17,249)
Change in accounts receivable	(45,652)	(74,364)
Change in prepaid expenses and other current assets	1,308	(3,370)
Change in related party receivable	(36,813)	--
Change in accounts payable and accrued liabilities	(116,408)	(469,222)
Change in loan payable	--	--
Change in unearned revenue	250,000	450,000
Net cash used by operating activities	(145,030)	(458,440)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(2,805)	(9,218)
Proceeds from disposal of fixed assets	--	--
Net cash used by investing activities	(2,805)	(9,218)

Cash flows from financing activities:
Proceeds from notes payable	--	80,967
Proceeds from additional paid in capital	132,750
Proceeds from issuance of common stock	1,000	547,895
Principal payments on notes payable	--	--
Net cash provided by financing activities	133,750	628,862

Net change in cash	(14,085)	161,204

Cash, beginning of period	92,434	--

Cash, end of period	$78,349	$161,204

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$4,051

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.    SIGNIFICANT ACCOUNTING POLICIES

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

Inventory - Substantially all inventories consist of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

3.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent with Dermal Defense, Inc. (“Dermal Defense”) whereby, the Company would provide exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America to Dermal Defense. Terms of the LOI require Dermal Defense to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2005, the Company has received $614,000 and has reflected $303,000 as unearned revenue and $300,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Dermal Defense agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In April 2005 Dermal Defense sold the exclusive marketing rights for North America to JD Nelson & Associates, LLC. As this is a sublicense the Company continues to work with Dermal Defense. All terms of the agreement with Dermal Defense remain as is.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2005, the Company has received $800,000 and has reflected $575,000 as unearned revenue and $225,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% or $25,000 per calendar quarter beginning in the 3rd quarter of 2005 on product sales of the Sunless Tanning Spray Formulation.

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement require Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of June 30, 2005, the Company has received $75,000 and has reflected $20,000 as unearned revenue and $50,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Safe4Hours agrees to pay a royalty fee of 5% on product sales of the antimicrobial hand sanitizer beginning in the 3rd quarter of 2005.

4.    GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $11,135,102 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We develop innovative polymer delivery vehicles and related compositions that hold active ingredients on the skin for up to four hours when topically applied. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. This enables active agents the ability to perform their intended functions for an extended period of time. Our polymer delivery vehicles allow normal skin respiration and perspiration. The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

Products that successfully incorporate our polymer delivery vehicles to date include antimicrobial hand sanitizers, sunscreen products, skincare moisturizers, sunless tanning sprays and lotions, anti-fungals, and anti-acne. We are in the process of developing polymer formulations that can successfully be utilized in insect repellents and liquid bandages.

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

Status of Research and Development for New Applications

We are continuing our research and development toward developing additional applications for our polymer delivery vehicles. We are currently researching whether the following potential applications are suitable to incorporate our polymer delivery vehicles:

•	Insect repellents
•	Liquid bandages
•	New antibacterial/antimicrobial hand sanitizer

In the event that we proceed with studies to determine whether we can successfully incorporate our topical polymer-based delivery system into any of these products set forth above, we will move forward to secure all appropriate governmental approvals for the distribution of this product in the United States. It is our anticipation that the process to complete all studies and secure all government approvals will take approximately twelve (12) to eighteen (18) months from the beginning of each study. The approximate cost of the outside study is $100,000 and our management is seeking to negotiate a license agreement with a third party where they would pay the cost of the study in exchange for certain licensing rights. We expect to commence outside studies on this product once a deal is in place to provide funding for an outside study. Our management does not believe that any such agreement will be in place prior to the end of the third quarter.

New Antibacterial/Antimicrobial Hand Sanitizer

We have developed and sold the exclusive marketing and distribution rights to an antimicrobial hand sanitizer product that utilizes the active ingredient Triclosan 1%. We have developed and a currently testing a new antimicrobial hand sanitizer product that utilizes the active ingredient Chlorhexadine. Chlorhexadine is the active agent in scrub soaps currently used in the operating rooms of most hospitals throughout the world.

We have received positive results from the first study we commissioned and completed a second study. During the reporting period, we received the results of the second study and those results indicated that further improvement of the product was warranted to improve its effectiveness. Our management will implement the appropriate improvements and commence a third study during the fourth quarter. We anticipate that the results of the third study will be available before the end of fiscal 2005.

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

Dermal Defense acquired these rights for the purchase price of $1,000,000. Dermal Defense has already paid $614,000 of this purchase price. The remaining balance is due and payable quarterly through September 30, 2006 in the amount of $75,000 or 5% of the gross revenues generated by Dermal Defense from sales of the Product in the Territory in the prior quarter, whichever is greater. Under the terms of this agreement, Dermal Defense is also obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater.

During the reporting period and with our approval, Dermal Defense entered into an exclusive sub-distribution agreement with JD Nelson & Associates of Columbus Ohio (“JD Nelson”) and transferred all of its rights that it possessed to distribute, market, and sell our antimicrobial hand sanitizer in the United States of America, Canada and Mexico. Under the terms of the sub-distribution agreement, JD Nelson will pay a license fee and royalty on product sales to Dermal Defense and Dermal Defense will continue to pay Skinvisible as agreed in the Distribution Agreement of February 21, 2005. As a result, the fees and royalties that we are due under this agreement remain unchanged. Currently, all required fees and royalties due in accordance with this agreement are paid as agreed and up to date. Dermal Defense is prohibited under this agreement form manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Also during the reporting period on May 4, 2005, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer that utilizes the active ingredient Triclosan 1% in every country in the world except Canada, the United States, and Mexico. As set forth above, the rights to distribute, market, sell, and promote our antimicrobial hand sanitizer in Canada, the United States, and Mexico are held by Dermal Defense. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which $75,000 has been received and the remaining $925,000 is payable in quarterly installments based upon a predetermined formula until the balance is received, and a royalty fee of no less than 5% of gross revenue of all sales. Currently, all required fees and royalties due in accordance with this agreement are paid as agreed and up to date. Safe4Hours is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Sunless Tanning Spray Products

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

The Distribution Agreement provides that Cross Global must pay us a license fee in the amount of $1,000,000. Currently, Cross Global has paid us $800,000. The remaining principal was originally due on May 30, 2005, but we entered into an agreement with Cross Global to revise the payments terms of the remaining $200,000. Under our agreement, Cross Global will now pay the remaining balance in four monthly instalments of $50,000.

Under the terms of this agreement, we will receive a royalty fee of no less than 5% of gross revenue of all sales of our proprietary sunless tanning spray products. Cross Global is prohibited under this agreement form manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Results of Operations

For the three month period ended June 30, 2005, we generated total revenue of $233,406, compared to revenue of $115,926 for the same three month period in the prior year. For the six month period ended June 30, 2005, we generated total revenue of $488,136, compared to revenue of $175,439 for the same six month period in the prior year. Our increase in revenue for the three and six month period ended June 30, 2005 when compared to the same reporting periods in the prior year is primarily attributable to a significant increase the receipt of payments under our distribution agreements entered into with Dermal Defense and Cross Global. During the three month period ended June 30, 2005, we generated $156,000 from distribution and licensing rights. During the three month period ended June 30, 2005, we generated $75,846 of revenue through product sales.

Our cost of revenues for the three months ended June 30, 2005 increased to $49,925 from the same reporting period in the prior year when cost of revenues was $27,938. Our cost of revenues for the six months ended June 30, 2005 increased to $119,990 from the same reporting period in the prior year when cost of revenues was $50,394. The increase in our cost of revenues is attributable to increased product sales.

Gross profit for the second quarter ended June 30, 2005 was $183,481 compared to $87,988 for the second quarter ended June 30, 2004. Gross profit for the six months ended June 30, 2005 was $368,146, compared to $125,045 for six months ended June 30, 2004. The increase in gross profit for the three and six months ended June 30, 2005 is primarily attributable to the receipt of monies for distribution and licensing rights for which we incur no costs.

For the three month period ended June 30, 2005 we incurred operating expenses in the amount of $360,623 compared to operating costs of $314,042 in the same three month period in the prior year. For the six month period ended June 30, 2005 we incurred operating expenses in the amount of $942,077, compared to operating costs of $522,954 in the same six month period in the prior year. The increase in our operating expenses is primarily attributable to depreciation and amortization expense reporting during the reporting period. We incurred $69,050 in depreciation and amortization expenses for the three month period ended June 30, 2005, compared to $11,477 for the same three month period in the prior year. Depreciation and amortization expenses for the six month ended June 30, 2005 was $137,733, compared to $25,524 for the six month ended June 30, 2004. Our depreciation and amortization expenses relate to proprietary product rights to the antimicrobial hand lotion that we purchased from Jazor Laboratory Group Inc. in 1998 for $2,000,000. To date, we have paid $1,522,000 and continue to pay $6,000 per month under the terms of the agreement until the entire $2,000,000 is paid in full. This asset is being depreciated at a rate of $60,000 per quarter.

For the three month period ended June 30, 2005, we had a net loss of $177,142. Our net loss for the three month period ended June 30, 2004 was $226,054. The decrease in our net loss for the three month period ended June 30, 2005 when compared to the same reporting period in the prior year is primarily attributable to increased revenue received for distribution and licensing rights.

For the six month period ended June 30, 2005, we had a net loss of $573,931. Our net loss for the six month period ended June 30, 2004 was $573,931. The increase in our net loss for the six month period ended June 30, 2005 when compared to the same reporting period in the prior year is primarily attributable to increased depreciation and amortization expenses and the payment of compensation related expenses for the issuance of stock to our directors and payroll expenses during the three month period ended March 31, 2005.

Assets

As of June 30, 2005, we had current assets of $78,349 and total assets in the amount of $226,068.

Liquidity and Capital Resources

As of June 30, 2005, we had total current assets of $226,068 of which $78,349 consisted of cash on hand. Our total current liabilities as of June 30, 2005 were $1,054,574. Included in our current liabilities is $873,000 in unearned revenue due from our distribution agreements entered into with Dermal Defense, Inc., Cross Global, Inc., and Safe4Hours, Inc. We had a working capital deficit of $828,506 as of June 30, 2005.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On March 8, 2005, we initiated litigation in the U.S. District Court for the District of Nevada against Health First Distributors North America, Inc., a British Columbia corporation (“HFD”).  The complaint seeks declaratory relief to the effect that the parties must arbitrate a dispute between them in Las Vegas, Nevada, as required by the parties’ July 9, 2003, letter of intent as amended by a subsequent letter dated October 29, 2003.  The underlying dispute concerns whether we must return what we contend was a non-refundable deposit of $100,000 USD towards North American distribution rights for our products.  HFD has claimed in demand letters that we must return the deposit and has threatened to bring suit in British Columbia if we fail to do so.  We disagree with HFD’s position and have demanded that the dispute be arbitrated in Las Vegas, Nevada, as required by the parties’ agreement.  HFD has refused.  Our lawsuit seeks only a declaration from the court that arbitration is required and that it must take place in Las Vegas, Nevada.  We served the summons and complaint on March 17, 2005. As of June 30, 2005, HFD had not answered or otherwise responded to the litigation.

Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer, Terry Howlett, were named as defendants in a lawsuit initiated in the U.S. District Court for the Eastern District of Michigan on March 11, 2005. The lawsuit seeks a judgment against all defendants jointly and severally in the amount of $1,025,000 plus other costs, interest and expenses as the court finds appropriate. The underlying dispute concerns the circumstances under which the plaintiffs purchased common stock in Dermal Defense, Inc., a Nevada corporation. We believe that the lawsuit against Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer is without merit. We filed a motion to dismiss the case against Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer and a motion for summary judgment. This motion was heard on July 27, 2005 and the court has not issued a decision.

Other than as set forth above, there have been no material developments on the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2004.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the three months ended June 30, 2005.

During the reporting period, we issued 100,000 shares of restricted common stock to an employee in settlement of salary due for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the reporting period, we issued 1,000,000 shares of common stock to a creditor. We remained obligated to pay this creditor $130,000 in connection with our acquisition of certain intellectual property rights and this debt was converted into shares of common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

None

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

Skinvisible, Inc.

Date:	August 12, 2005

By:/s/ Terry Howlett Terry Howlett Title: President and Chief Executive Officer