Form 10QSB
period 2005-09-30
SKINVISIBLE INC
filed 2005-11-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-25911

Skinvisible, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6320 Sandhill Road, Suite10, Las Vegas, Nevada 89120
(Address of principal executive offices)

702-433-7154
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,175,248 common shares as of October 27, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Unaudited Consolidated Balance Sheet as of September 30, 2005;
(b)	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004;
(c)	Unaudited Statements of Cash Flows for the nine months ended September 30, 2005 and 2004; and
(d)	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	September 30, 2005
Current assets
Accounts receivable	$43,422
Inventory	76,414
Due from related party	9,499
Prepaid expense and other current assets	455
Total current assets	129,790

Fixed assets, net	32,957

Intangible and other assets
Patents and trademarks, net	53,969
License and distributor rights	50,000
Prepaid royalty fees	960,000

Total assets	$1,226,716

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$12,287
Accounts payable and accrued liabilities	224,879
Unearned revenue	855,000
Total current liabilities	1,092,166

Long-term liabilities	--

Total liabilities	1,092,166

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
57,925,248 shares issued and outstanding	57,925
Additional paid-in capital	11,433,249
Stock subscription receivable	(10,000)
Accumulated deficit	(11,346,624)
Total stockholders' equity	134,550

Total liabilities and stockholders' equity	$1,226,716

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$156,093	$205,550	$644,231	$380,989

Cost of revenues	2,993	2,461	122,985	59,133

Gross profit	153,100	203,089	521,246	321,856

Operating expenses
Depreciation and amortization	68,924	14,363	206,657	36,675
Stock based compensation	--	--	198,000	--
Selling general and administrative	297,804	340,563	904,149	841,684
Total operating expenses	366,728	354,926	1,308,806	878,359

Loss before provision for income taxes	(213,628)	(151,837)	(787,560)	(556,503)

Other income (expense)	2,107	--	2,107	--
Total other income (expense)	2,107	--	2,107	--

Provision for income taxes	--	--	--	--

Net loss	$(211,521)	$(151,837)	$(785,453)	$(556,503)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common
shares outstanding	57,925,248	54,475,440	57,756,017	54,475,440

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended	For the nine months ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net loss	$(785,453)	$(556,503)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	206,657	36,675
Stock based compensation	198,000	28,150
Changes in operating assets and liabilities:
Change in inventory	36,228	(36,259)
Change in accounts receivable	(23,481)	(90,986)
Change in prepaid expenses and other current assets	1,467	76,887
Change in related party receivable	(36,707)	--
Change in bank overdraft	12,287	--
Change in accounts payable and accrued liabilities	(73,105)	(450,711)
Change in unearned revenue	232,000	575,000
Net cash used by operating activities	(232,107)	(417,747)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(4,077)	(51,764)
Net cash used by investing activities	(4,077)	(51,764)

Cash flows from financing activities:
Proceeds from notes payable	--	--
Proceeds from additional paid in capital	142,650	--
Proceeds from issuance of common stock	1,100	547,895
Net cash provided by financing activities	143,750	547,895

Net change in cash	(92,434)	78,384

Cash, beginning of period	92,434	--

Cash, end of period	$--	$78,384

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$4,051
Stocks issued for stock subscription receivable	$(10,000)	$--

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent with Dermal Defense, Inc. (“Dermal Defense”) whereby, the Company would provide exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America to Dermal Defense. Terms of the LOI require Dermal Defense to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will recognized as revenue ratably over a five year period. As of September 30, 2005, the Company has received $641,000 and has reflected $386,000 as unearned revenue and $300,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Dermal Defense agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will recognized as revenue ratably over a five year period. As of September 30, 2005, the Company has received $850,000 and has reflected $550,000 as unearned revenue and $300,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% per calendar quarter beginning in the 3rd quarter of 2005 on product sales of the Sunless Tanning Spray Formulation.

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement require Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of September 30, 2005, the Company has received $75,000 and has reflected $100,000 as revenue in the accompanying consolidated financial statements. The Company has yet to receive $25,000 as reflected under the contract. This amount that is due to the Company has been record as an accounts receivable. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the antimicrobial hand sanitizer beginning in the 3rd quarter of 2005.

4.   GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $11,346,600 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

5.   STOCK SUBSCRIPTION RECEIVABLE

During September 2005, the Company issued 100,000 shares of common stock with a par value of $0.001. As of September 30, 2005, the Company did not receive the proceeds for the issued shares.

6.    SUBSEQUENT EVENTS

During October 2005, company received $10,000 for the shares issued in the period ending September 30, 2005.

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

In the event that we proceed with studies to determine whether we can successfully incorporate our topical polymer-based delivery system into any of these products set forth above, we will move forward to secure all appropriate governmental approvals for the distribution of this product in the United States. It is our anticipation that the process to complete all studies and secure all government approvals will take approximately twelve (12) to eighteen (18) months from the beginning of each study. The approximate cost of the outside study is $100,000 and our management is seeking to negotiate a license agreement with a third party where they would pay the cost of the study in exchange for certain licensing rights. We expect to commence outside studies on this product once a deal is in place to provide funding for an outside study. Our management does not believe that any such agreement will be in place prior to the end of the fourth quarter.

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

We have received positive results from the first study we commissioned and completed a second study. During the reporting period, we received the results of the second study and those results indicated that further improvement of the product was warranted to improve its effectiveness. Our management implemented the appropriate improvements and commenced a third study during the third quarter. We anticipate that the results of the third study will be available before the end of fiscal 2005.

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

Summary of Current Distribution Agreements

Cosmetics and Personal Care Markets

Subsequent to the reporting period on October 7, 2005, we entered into a Master Sales, Collaboration and Distribution Agreement (“Agreement”) with EMD Chemicals Inc. (“EMD”), a New York corporation and affiliate of Merck KGaA of Darmstadt, Germany.  Under the terms of this Agreement, we granted EMD the exclusive right to distribute and sell our patented polymer delivery system, Invisicare®, for the cosmetics and personal care markets in the entire world. EMD will be entitled to commissions based upon gross revenues generated from the sales of products that incorporate Invisicare®and/or through the appointment of sub-distributors. The initial term of this Agreement is until December 31, 2008 and this Agreement will automatically renew for successive three year terms unless either party provides fourteen months advance notice of its intention to terminate or not renew the Agreement.

Antibacterial/Antimicrobial Hand Sanitizer

On February 21, 2005, we entered into a definitive distribution agreement with Dermal Defense, Inc. (“Dermal Defense”). Pursuant to this agreement, Dermal Defense acquired the exclusive marketing and distribution rights in the United States of America, Canada and Mexico for our antimicrobial hand sanitizer composition which utilizes the active ingredient Triclosan 1% and incorporates our patented Invisicare® polymer delivery system (the “Product”).

Dermal Defense acquired these rights for the purchase price of $1,000,000. Dermal Defense has already paid $641,000 of this purchase price. The remaining balance is due and payable quarterly through September 30, 2006 in the amount of $75,000 or 5% of the gross revenues generated by Dermal Defense from sales of the Product in the Territory in the prior quarter, whichever is greater. Under the terms of this agreement, Dermal Defense is also obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater.

During the second quarter and with our approval, Dermal Defense entered into an exclusive sub-distribution agreement with JD Nelson & Associates of Columbus Ohio (“JD Nelson”) and transferred all of its rights that it possessed to distribute, market, and sell our antimicrobial hand sanitizer in the United States of America, Canada and Mexico. Under the terms of the sub-distribution agreement, JD Nelson will pay a license fee and royalty on product sales to Dermal Defense and Dermal Defense will continue to pay us as agreed in the Distribution Agreement of February 21, 2005. As a result, the fees and royalties that we are due under this agreement remain unchanged. Currently, all required fees and royalties due in accordance with this agreement are paid as agreed and up to date. Dermal Defense is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Also during the second quarter, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer that utilizes the active ingredient Triclosan 1% in every country in the whole except Canada, the United States, and Mexico. As set forth above, the rights to distribute, market, sell, and promote our antimicrobial hand sanitizer in Canada, the United States, and Mexico are held by Dermal Defense. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which $100,000 has been received and the remaining $900,000 is payable in quarterly installments based upon a predetermined formula until the balance is received, and a royalty fee of no less than 5% of gross revenue of all sales. Currently, all required fees and royalties due in accordance with this agreement are paid as agreed and up to date. Safe4Hours is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

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

The Distribution Agreement provides that Cross Global must pay us a license fee in the amount of $1,000,000. Currently, Cross Global has paid us $900,000. The parties revised the payment terms and the remaining principal of $100,000 is due prior to the end of the fiscal year. Under the terms of this agreement, we will receive a royalty fee of no less than 5% of gross revenue of all sales of our proprietary sunless tanning spray products beginning in the second quarter of 2006. Cross Global is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Results of Operations for the Three and Nine Months Ended September 30, 2005

For the three month period ended September 30, 2005, we generated revenue of $6,093 from product sales and $150,000 from royalty and licensing fees for total revenue of $156,093. For the three month period ended September 30, 2004, we generated revenue of $37,538 from product sales, $165,000 from licensing fees, and $3,012 from shipping product for total revenue of $205,550. Our decrease in revenue for the three month period ended September 30, 2005, when compared to the same reporting period in the prior year is primarily attributable to the lower product sales and the late payment of royalty fees that were received after the end of the reporting period. We recognize revenues during the period in which the revenues are received. As a result, $20,000 in late royalty fees were not recognized as revenue during the reporting period.

For the nine month period ended September 30, 2005, we generated total revenue of $644,231, compared to revenue of $380,989 for the same nine month period in the prior year. The increase in our revenue for the nine month period ended September 30, 2005, when compared to the same reporting period in the prior year is primarily attributable increased product sales and the receipt of licensing fees under our Distribution Agreement entered into with Safe4Hours, Inc. during the second quarter of 2005. Product sales decreased in the three month period ended September 30, 2005, as compared to the same reporting period in the prior year, but product sales increased for the nine months ended September 30, 2005 when compared to the same reporting period in the prior year.

Our cost of revenues for the three months ended September 30, 2005 increased to $2,993 from the same reporting period in the prior year when cost of revenues was $2,461. Our cost of revenues for the nine months ended September 30, 2005 increased to $122,985 from the same reporting period in the prior year when cost of revenues was $59,133. The increase in our cost of revenues is attributable to increased product sales.

Gross profit for the third quarter ended September 30, 2005 was $153,100 compared to $203,089 for the third quarter ended September 30, 2004. The decrease in gross profit for the three months ended September 30, 2005 is primarily attributable to the payment of royalty fees that were received after the reporting period and not recognized as revenue during the reporting period.

Gross profit for the nine months ended September 30, 2005 was $521,246, compared to $321,856 for nine months ended September 30, 2004. The increase in gross profit for the nine months ended September 30, 2005 is primarily attributable to the receipt of licensing fees under our Distribution Agreement entered into with Safe4Hours, Inc. that are not offset by any cost of revenue.

For the three month period ended September 30, 2005, we incurred operating expenses in the amount of $366,728 compared to operating costs of $354,926 in the same three month period in the prior year.  For the nine month period ended September 30, 2005, we incurred operating expenses in the amount of

$1,308,806 compared to operating costs of $878,359 in the same nine month period in the prior year. The increase in our operating expenses for the nine month period ended September 30, 2005, when compared to the same reporting period in the prior year is primarily attributable to depreciation and amortization expenses and stock based compensation paid during the reporting period. Depreciation and amortization expenses for the nine month ended September 30, 2005 was $206,657, compared to $36,675 for the nine month ended September 30, 2004. Our depreciation and amortization expenses relate to proprietary product rights to the antimicrobial hand that we purchased from Jazor Laboratory Group Inc. in 1998 for $2,000,000. To date, we have paid $1,540,000 and continue to pay $6,000 per month under the terms of the agreement until the entire $2,000,000 is paid in full. This asset is being depreciated at a rate of $60,000 per quarter.

For the three month period ended September 30, 2005, we had a net loss of $211,521. Our net loss for the three month period ended September 30, 2004 was $151,837. The increase in our net loss for the three month period ended September 30, 2005 when compared to the same reporting period in the prior year is primarily attributable to decreased revenue and an increase in operating expenses.

For the nine month period ended September 30, 2005, we had a net loss of $785,453. Our net loss for the nine month period ended September 30, 2004 was $556,503. The increase in our net loss for the nine month period ended September 30, 2005 when compared to the same reporting period in the prior year is primarily attributable to increased depreciation and amortization expenses and stock based compensation paid during the reporting period.

Liquidity and Capital Resources

As of September 30, 2005, we had total current assets of $129,790 and total assets in the amount of $1,226,716. Our total current liabilities as of September 30, 2005 were $1,092,166. Included in our current liabilities is $855,000 in unearned revenue due from our distribution agreements entered into with Dermal Defense, Inc., Cross Global, Inc., and Safe4Hours, Inc. We had a working capital deficit of $962,376 as of September 30, 2005.

We believe that we will have sufficient capital to finance our operations over the next twelve months. We anticipate that our revenue will continue to increase during the current fiscal year due to royalty payments due under agreements entered into with Cross Global Inc., Dermal Defense Inc., Safe4Hours, Inc. and EMD Chemicals, Inc. as well as increased product sales.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On March 8, 2005, we initiated litigation in the U.S. District Court for the District of Nevada against Health First Distributors North America, Inc., a British Columbia corporation (“HFD”).  The complaint seeks declaratory relief to the effect that the parties must arbitrate a dispute between them in Las Vegas, Nevada, as required by the parties’ July 9, 2003, letter of intent as amended by a subsequent letter dated October 29, 2003.  The underlying dispute concerns whether we must return what we contend was a non-refundable deposit of $100,000 USD towards North American distribution rights for our products.  HFD has claimed in demand letters that we must return the deposit and has threatened to bring suit in British Columbia if we fail to do so.  We disagree with HFD’s position and have demanded that the dispute be arbitrated in Las Vegas, Nevada, as required by the parties’ agreement.  HFD has refused.  Our lawsuit seeks only a declaration from the court that arbitration is required and that it must take place in Las Vegas, Nevada.  We served the summons and complaint on March 17, 2005. To date, HFD had not answered or otherwise responded to the litigation. We intend to seek a default judgment against HFD.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the three months ended September 30, 2005.

During the reporting period, we entered into a debt conversion agreement with two debtors and retired $21,000 in debt in exchange for the issuance of 210,000 shares of restricted common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Master Sales, Collaboration and Distribution Agreement with EMD Chemicals, Inc. [1]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Previously filed as an exhibit to Current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2005

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

Date:	November 14, 2005

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director