Form 10KSB
period 2005-12-31
SKINVISIBLE INC
filed 2006-03-31
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenue for its most recent fiscal year: $850,280

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $14,046,668 as of February 28, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
59,667,748 Common Shares as of February 28, 2006.

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1. Description of Business

Business Development

We were organized as a Nevada corporation on March 5, 1998 and previously operated under the name Microbial Solutions, Inc.

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

Description of Business

We develop innovative polymer delivery vehicles and related compositions that hold active ingredients on the skin for extended periods of time when applied topically.  Independent research has confirmed that our polymers can hold certain active ingredients on the skin for up to 4 hours resisting both wash-off and perspiration over a 4 hour period. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents.  This enables active agents the ability to perform their intended functions on the skin for an extended period of time.  Our polymer delivery vehicles allow normal skin respiration and perspiration.  The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

Products that successfully incorporate our polymer delivery vehicles to date include antimicrobial hand sanitizers, suncare products, skincare moisturizers, sunless tanning products as well as various dermatology products for various skin disorders.  On an ongoing basis, we are seeking to develop polymer formulations that can successfully be incorporated into other products.

Our primary objective is to license our polymer delivery vehicles to established brand manufacturers and marketers of prescription and over-the-counter products in the dermatological, medical, cosmetic, and skincare markets.  With the exception of sales to one vendor, our management’s policy is to only sell our polymers to vendors that have executed a license agreement with us.  We conduct our research and development in-house.

Manufacture and Distribution

We perform research and development activities at our principal place of business located at 6320 South Sandhill Road, Unit #10, Las Vegas, Nevada 89120. We engage an outside manufacturer that currently handles all of our manufacturing and distribution needs.

Description of Current Products and Agreements

Cosmetics and Personal Care Markets

On October 7, 2005, we entered into a Master Sales, Collaboration and Distribution Agreement (“Agreement”) with EMD Chemicals Inc. (“EMD”), a New York corporation and affiliate of Merck KGaA of Darmstadt, Germany.  Under the terms of this Agreement, we granted EMD the exclusive right to distribute and sell our patented polymer delivery system, Invisicare®, for the cosmetics and personal care markets in the entire world. EMD will be entitled to commission income based upon the gross revenues from the sale of sublicensing agreements as well as the polymers.  The initial term of this Agreement is until December 31, 2008 and this Agreement will automatically renew for successive three year terms unless either party provides fourteen months advance notice of its intention to terminate or not renew the Agreement.

Part of the consideration of the Agreement is that we would grant EMD options to purchase shares of our common stock. The terms for the issuance of options were established and we executed a stock option agreement on February 27, 2006 where we granted EMD the option to purchase 5,817,525 shares of common stock at the exercise price of $0.172 per share exercisable until December 31, 2006.

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

Dermal Defense acquired these rights for the purchase price of $1,000,000. Dermal Defense has already paid $775,000 of this purchase price. The remaining balance is due and payable quarterly through September 30, 2006 in the amount of $75,000 or 5% of the gross revenues generated by Dermal Defense from sales of the Product in the Territory in the prior quarter, whichever is greater. Under the terms of this agreement, Dermal Defense is also obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater.

During the second quarter of 2005 and with our approval, Dermal Defense entered into an exclusive sub-distribution agreement with JD Nelson & Associates of Columbus Ohio (“JD Nelson”) and transferred all of its rights that it possessed to distribute, market, and sell our antimicrobial hand sanitizer in the United States of America, Canada and Mexico. Under the terms of the sub-distribution agreement, JD Nelson will pay a license fee and royalty on product sales to Dermal Defense and Dermal Defense will continue to pay us as agreed in the Distribution Agreement of February 21, 2005. As a result, the fees and royalties that we are due under this agreement remain unchanged. Currently, all required fees and royalties due in accordance with this agreement are paid as agreed and up to date. Dermal Defense and JD Nelson & Associates are prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

In May 2005, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer that utilizes the active ingredient Triclosan 1% in every country in the world except Canada, the United States, and Mexico. As set forth above, the rights to distribute, market, sell, and promote our antimicrobial hand sanitizer in Canada, the

United States, and Mexico are held by Dermal Defense. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which $100,000 has been received and the remaining $900,000 is payable in quarterly installments based upon a predetermined formula until the balance is received, and a royalty fee of no less than 5% of gross revenue of all sales. Currently, we are negotiating with Safe4Hours to revise the payment terms for the remaining $900,000 due under this agreement. Safe4Hours is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Sunless Tanning Spray Product

On June 9, 2004, our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc., entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Cross Global, Inc. ("Cross Global"), a Delaware corporation, to grant Cross Global the exclusive right to distribute, market, sell, and promote our proprietary sunless tanning spray products in Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom, and Israel. Cross Global is also utilizing our proprietary polymer formula to manufacture nine additional sun care related products.

Pursuant to the terms of the Distribution Agreement, Cross Global paid us the license fee of $1,000,000. Under the terms of this agreement, we will receive a royalty fee of no less than 5% of gross revenue of all sales of our proprietary sunless tanning spray products. Cross Global is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

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

Status of Research and Development for New Applications

We are continuing our research and development toward developing additional applications for our polymer delivery vehicles. We are currently researching whether the following potential applications are suitable to incorporate our polymer delivery vehicles:

•	Insect repellents
•	Anti-fungal
•	Anti-inflammatory
•	New antibacterial/antimicrobial hand sanitizer

Insect Repellants

We are in the process of developing an insect repellant with an active ingredient that incorporates our topical polymer-based delivery systems and are presently undergoing in-house research. We anticipate that our research will be completed by the end of April 2006.  The active ingredient for the insect repellant was provided by EMD.  In the event that we are successful in developing an effective insect repellant that incorporates our topical polymer-based delivery systems, the rights to distribute and sell the developed product will be subject to the terms of the Agreement with EMD entered into on October 7, 2005. There can be no assurance that we will be successful in developing a viable insect repellant that incorporates our topical polymer-based delivery systems and the active ingredient provided by EMD.

Anti-fungal

We have an oral agreement with a pharmaceutical company relating to the research and development of an anti-fungal product that incorporates our topical polymer-based delivery systems with an active compound they provided. This company paid for our research and development activities as it relates to this product in exchange for the ability to acquire the exclusive worldwide licensing rights to distribute and sell the product should our research and development prove successful.  We have completed our initial research and development, but further testing remains to be conducted.  The company is presently conducting certain skin sensitivity testing. In the event that the skin study is successfully completed and we execute a licensing agreement with the company, the company agreed to commence a filing with the FDA for a new drug approval in the United States. A definitive licensing agreement would require the company to pay us an upfront license fee plus ongoing royalty payments based on worldwide sales of the anti-fungal product.  There can be no assurance that we will successfully complete the research and development of this product or that this product will receive FDA approval to market and sell this potential product in the United States.

Anti-inflammatory

Subsequent to the reporting period, we entered into discussions with a pharmaceutical company to conduct the research and development relating to an anti-inflammatory product that incorporates our topical polymer-based delivery system.  This product is intended to treat hand skin disorders resulting from occupational conditions.  We are in discussions to grant a worldwide license for the exclusive rights to market and offer for sale the product in exchange for an upfront license fee plus royalty payments based on sales generated by the product should its development prove successful.  We have not entered into any definitive agreement and these discussions are ongoing.  There can be no assurance that we will be able to negotiate a definitive agreement. There can be no assurance that we will successfully complete the research and development of this product or that this product will receive FDA approval to market and sell this potential product in the United States.

New Antibacterial/Antimicrobial Hand Sanitizer

We have developed and sold the exclusive marketing and distribution rights to an antimicrobial hand sanitizer product that utilizes the active ingredient Triclosan 1%.  We have developed and are currently testing a new antimicrobial hand sanitizer product that utilizes the active ingredient Chlorhexidine (“Chlorhexidine antimicrobial hand sanitizer”).  Chlorhexidine is the active agent in scrub soaps currently used in the operating rooms of most hospitals worldwide.

As a part our development efforts to develop the Chlorhexidine antimicrobial hand sanitizer, we developed a research plan that comprises of several studies.  The first and second studies were in-vitro tests designed to gauge the effectiveness of the Chlorhexidine antimicrobial hand sanitizer when exposed to certain bacteria.  We received positive results from the first study.  The results of the second study indicated that further strengthening of the product could improve the product’s effectiveness.  Our research department implemented the appropriate improvements and commenced a third study during the fourth quarter.  The third study was conducted by Retroscreen Virology Ltd. (“RVL”), a research company that is a division of St. Bartholomew's Hospital and the Royal London Hospital based in London, England, and designed to test the effectiveness of the Chlorhexidine antimicrobial hand sanitizer in killing the H5N1 virus also known as the bird flu virus or avian flu. In-vitro testing conducted by RVL confirmed that the H5N1 virus was successfully killed by the Chlorhexidine antimicrobial hand sanitizer 99% of the time at the following four points in time: 15 seconds, 30 seconds, 1 minute, and 5 minutes following contact. This in-vitro study was conducted by placing the Chlorhexidine antimicrobial hand sanitizer in a dish and then exposing the H5N1 virus at the forgoing time intervals. Based upon these positive results, we retained RVL to conduct a further ex-vivo study to provide data on the effectiveness of the Chlorhexidine antimicrobial hand sanitizer when exposed to the H5N1 virus over an extended period of time.  This ex-vitro study will be conducted by applying the Chlorhexadine antimicrobial hand sanitizer to dead skin specimens, simulating normal conditions of wash-off and skin perspiration, and then exposing the H5N1 virus to the skin specimen at various extended time intervals. We anticipate that the results of this second study will be available in late April 2006.

We also commenced another study referred to as a human repeat insult patch test (HRIPT).  This study exposes a minimum of 100 persons to the Chlorhexidine antimicrobial hand sanitizer to determine if continued use and exposure to the product will result in skin complications or sensitivities.  This study is expected to be completed prior to the end of April 2006.

If the event that the Chlorhexidine antimicrobial hand sanitizer proves to be a viable product, we may be required to file a New Drug Application with the US FDA because the drug Chlorhexidine is not presently an approved drug under the FDA Tentative Final Monograph (TFM) for Hand Sanitizers. We may also be required to seek similar regulatory approvals in other foreign jurisdictions. If we are required to file a New Drug Application with the US FDA, further development of this product may be both time and cost prohibitive for us. Under such circumstance, we would seek to license the product to a third party with experience in working with the FDA such as a pharmaceutical company.  There can be no assurance that we will successfully complete the research and development of this product or that this product will receive FDA approval to market and sell this potential product in the United States.

Description of Other Applications For Which No Agreements Are Currently In Place

We have developed and successfully tested the application of our polymer delivery vehicles in the following products:

• Incontinence Lotion
• Anti-acne Product
• Dermal Abrasion/Cosmetic Skin Care
• Anti-microbial Wound Care

Our management is seeking to offer these products incorporating our polymer delivery vehicle on a licensing basis.

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

We filed a patent application on August 20, 2001 titled “Topical Compositions, Topical Composition Precursors, and Methods for Manufacturing and Using” for our Invisicare® topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications. The United States Patent and Trademark Office split this application into three different applications as follows: (a) Methods of Manufacturing (b) Topical Compositions and (c) Methods of Use. We received patent approval for the application on Methods of Manufacturing (US Patent No. 6,756,059). Subsequent to the reporting period, we received notice of patent approval for the Topical Compositions application (US Patent No. 10/154,723). Our patent application for Methods of Use is still pending.

We have also filed under the Patent Cooperation Treaty (PCT) the Patent titled “Topical Compositions, Topical Composition Precursors, and Methods for Manufacturing and Using” for certain foreign countries. As of December 31, 2005, this patent application is still pending.

We also have three United States patents currently pending, which cover our sunless tanning spray formula, sunscreen formula and our new antimicrobial hand sanitizer with chlorhexidine.

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

Research and Development

We incurred research and development expenditures for the fiscal years ended December 30, 2004 and 2005 in the amount of $17,300 and $57,091 respectively.

Government Regulation

We are not subject to any significant or material federal or state government regulation in connection with the research and development and licensing of our innovative topical polymer-based delivery systems and technologies.

With respect to our products under development, our licensing agreements require the licensee to seek all required approvals for marketing, distribution, and sale in the jurisdictions for which it is desired to make the product available should we succeed in developing a successful product.

We are not subject to any significant or material environmental regulation in the normal operation of our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with federal, state, or local environmental laws.

Employees

We currently have five full-time employees including our sole officer, Mr. Terry Howlett.

Item 2. Description of Property

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Skinvisible Pharmaceuticals, Inc., our wholly owed subsidiary, owns the manufacturing and laboratory equipment at this location.

Item 3. Legal Proceedings

On March 8, 2005, we initiated litigation in the U.S. District Court for the District of Nevada against Health First Distributors North America, Inc., a British Columbia corporation (“HFD”).  The complaint seeks declaratory relief to the effect that the parties must arbitrate a dispute between them in Las Vegas, Nevada, as required by the parties’ July 9, 2003, letter of intent as amended by a subsequent letter dated October 29, 2003.  The underlying dispute concerns whether we must return what we contend was a non-refundable deposit of $100,000 USD towards North American distribution rights for our products.  HFD has claimed in demand letters that we must return the deposit and has threatened to bring suit in British Columbia if we fail to do so.  We disagree with HFD’s position and have demanded that the dispute be arbitrated in Las Vegas, Nevada, as required by the parties’ agreement.  HFD has refused.  Our lawsuit seeks only a declaration from the court that arbitration is required and that it must take place in Las Vegas, Nevada.  We served the summons and complaint on March 17, 2005. As of December 31, 2005, HFD had not answered or otherwise responded to the litigation.

Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer, Terry Howlett, were named as defendants in a lawsuit initiated in the U.S. District Court for the Eastern District of Michigan on March 11, 2005. The lawsuit seeks a judgment against all defendants jointly and severally in the amount of $1,025,000 plus other costs, interest and expenses as the court finds appropriate. The underlying dispute concerns the circumstances under which the plaintiffs purchased common stock in Dermal Defense, Inc., a Nevada corporation. Based on ongoing negotiations, we anticipate that the case against Skinvisible Pharmaceuticals, Inc. and our Chief Executive Officer, Terry Howlett, will be dismissed by the plaintiff without prejudice.

Item 4. Submission of Matters to a Vote of the Security Holders

No matters were submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the National Association of Securities Dealers (“NASD”). The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SKVI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.20	0.16
June 30, 2005	0.195	0.17
September 30, 2005	0.21	0.195
December 31, 2005	0.28	0.19

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.19	0.095
June 30, 2004	0.175	0.10
September 30, 2004	0.11	0.06
December 31, 2004	0.10	0.045

Holders of Our Common Stock

As of December 31, 2005, we had approximately one hundred seventy nine (179) holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10QSB or Current Report on Form 8-K.

During the fourth quarter of the fiscal year ended December 31, 2005, we issued 50,000 shares of restricted common stock to a consultant for services rendered. These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plans as of December 31, 2005

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,125,000	$0.085	-
Equity compensation plans not approved by security holders	8,762,500	$0.13	-
Total	9,887,500	$0.127	-

Item 6. Management’s Discussion and Analysis

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

Results of Operations for the Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, we generated total revenue of $850,280 compared to revenue in the amount of $519,972 for the year ended December 31, 2004. The increase in revenue is primarily attributable to the receipt of payments under licensing agreements entered into with Dermal Defense, Inc., Safe4Hours, Inc., and Cross Global, Inc. We received $556,000 for distribution and licensing rights in the year ended December 31, 2005, compared to $325,000 for distribution and licensing rights in the year ended December 31, 2004. We generated $273,520 in revenue from product sales in the year ended December 31, 2005, compared to $174,020 in revenue from product sales in the previous year.

Our cost of revenues for the year ended December 31, 2005 increased to $140,399 from the same reporting period in the prior year when cost of revenues was $96,781. The increase in our cost of revenues is attributable to increased product sales.

Gross profit for the year ended December 31, 2005 was $709,881 compared to $423,191 for the year ended December 31, 2004. The increase in gross profit for the year ended December 31, 2005 is primarily attributable to increased licensing fees that are not offset by any cost of revenue.

We incurred operating expenses in the amount of $1,743,139 for the year ended December 31, 2005. Our expenses for the year ended December 31, 2005 consisted of selling and administrative costs of $1,225,626, depreciation and amortization of $275,710, and stock based compensation in the amount of $241,803. We incurred expenses in the amount of $1,228,163 for the year ended December 31, 2004. Our expenses for the year ended December 31, 2004 consisted of selling and administrative costs of $1,084,674, depreciation and amortization of $111,339, and stock based compensation in the amount of $32,150. The increase in operating expenses from fiscal 2004 to fiscal 2005 is primarily attributable to the payment of stock based compensation and increased selling and administrative costs.

Our net loss for the year ended December 31, 2005 was $1,031,151, compared to a net loss of $804,972 in the prior year.

Liquidity and Capital Resources

As of December 31, 2005, we had current assets of $243,621. Our total current liabilities as of December 31, 2005 were $1,184,717. Included in our current liabilities is unearned revenue in the amount of $978,000. As a result, on December 31, 2005, we had a working capital deficit of $941,096.

Management believes that we will have sufficient capital to finance our operations for the next twelve months based upon revenues anticipated to be received in the current fiscal year and royalty payments due under the current license agreements.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that we have incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2005, we had incurred cumulative net losses of approximately $11,592,300.

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

Revenue Recognition

Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Item 7. Financial Statements

Index to Audited Consolidated Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Balance Sheet as of December 31, 2005;
F-3	Statements of Operations - Years Ended December 31, 2005 and December 31, 2004;
F-4	Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2005 and December 31, 2004;
F-5	Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004;
F-6	Notes to Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2005, and the consolidated results of its operations and cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. Absent the successful completion of one of these alternatives, the Company’s operating results will increasingly become uncertain. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Sarna & Company, Certified Public Accountants
March 8, 2006
Westlake Village, California

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2005

Current assets
Cash	$30,729
Accounts receivable	127,989
Inventory	73,794
Due from related party	4,765
Prepaid expense and other current assets	6,344
Total current assets	243,621

Fixed assets, net	26,480

Intangible and other assets
Patents and trademarks, net	51,394
License and distributor rights	50,000
Prepaid royalty fees	900,000

Total assets	$1,271,495

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$206,717
Unearned revenue	978,000
Total current liabilities	1,184,717

--
Long-term liabilities
1,184,717
Total liabilities
--
Commitments and contingencies

Stockholders' equity
58,225,248 shares issued and outstanding	58,225
Additional paid-in capital	11,486,002
Stock subscription payable	134,873
Accumulated deficit	(11,592,322)
Total stockholders' equity	86,778

$1,271,495
Total liabilities and stockholders' equity

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statement

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the twelve months ended	For the twelve months ended
	December 31, 2005	December 31, 2004

Revenues	$850,280	$519,972

Cost of revenues	140,399	96,781

Gross profit	709,881	423,191

Operating expenses
Depreciation and amortization	275,710	111,339
Stock based compensation	241,803	32,150
Selling general and administrative	1,225,626	1,084,674
Total operating expenses	1,743,139	1,228,163

Loss before provision for income taxes	(1,033,258)	(804,972)

Other income (expense)	2,107	--
Total other income (expense)	2,107	--

Provision for income taxes	--	--

Net loss	$(1,031,151)	$(804,972)

Basic income (loss) per common share	$(0.02)	$(0.01)
Diluted income (loss) per common share	$(0.02)	$(0.01)

Basic weighted average common
shares outstanding	57,263,522	55,625,248

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statement

SKINVISIBLE, INC.
CONSOLIDATED STATMENT OF STOCKHOLDERS' EQUITY

					Stock	Total
	Common Stock		Additional	Subscription	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Receivable	Deficit	Equity
Balance, December 31, 2003	$48,714,618	48,715	$10,450,665	$--	$(9,756,199)	$743,181

Issuance of stock for cash, weighted average price of $0.10 per share	6,579,130	6,579	601,315	--	--	607,894

Issuance of stock for services, $ 0.10 per share	331,500	331	31,819	--	--	32,150

Net loss	--	--	--	--	(804,972)	(804,972)

Balance, December 31, 2004	55,625,248	55,625	11,083,799	--	(10,561,171)	578,253

Issuance of stock for services, $ 0.18 per share	1,100,000	1,100	196,900	--	--	198,000

Issuance of stock in lieu of debt, $ 0.13 per share	1,000,000	1,000	129,000	--	--	130,000

Issuance of stock for settlement of debt, $0.10 per share	100,000	100	9,900	--	--	10,000

Issuance of stock for cash, $0.10 per share	100,000	100	9,900	--	--	10,000

Issuance of stock in lieu of debt, $ 0.10 per share	210,000	210	20,790	--	--	21,000

Issuance of stock for cash, $0.05 per share	40,000	40	1,960	--	--	2,000

Issuance of stock for services, $ 0.21 per share	50,000	50	10,450	--	--	10,500

Cash rceived for future issuance of stock	--	--	--	134,873	--	134,873

Issuance of stock options	--	--	4,257	--	--	4,257
--
Issuance of stock warrants	--	--	19,046	--	--	19,046
--
Net loss	--	--	--	--	(1,031,151)	(1,031,151)

Balance, December 31, 2005	58,225,248	$58,225	$11,486,002	$134,873	$(11,592,322)	$86,778

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statement

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the twelve months ended	For the twelve months ended
	December 31, 2005	December 31, 2004

Cash flows from operating activities:
Net loss	$(1,031,151)	$(804,972)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	275,710	111,339
Stock based compensation	241,803	32,150
Changes in operating assets and liabilities:
Change in inventory	38,848	(35,954)
Change in accounts receivable	(108,048)	8,237
Change in prepaid expenses and other current assets	(4,423)	(1,921)
Change in related party receivable	16,361	(21,126)
Change in accounts payable and accrued liabilities	11,399	(371,998)
Change in unearned revenue	355,000	623,000
Net cash used by operating activities	(204,501)	(461,245)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(4,077)	(54,215)
Net cash used by investing activities	(4,077)	(54,215)

Cash flows from financing activities:
Proceeds from notes payable	--	--
Proceeds from stock subscription payable	134,873	--
Proceeds from issuance of common stock	12,000	607,894
Net cash provided by financing activities	146,873	607,894

Net change in cash	(61,705)	92,434

Cash, beginning of year	92,434	--

Cash, end of year	$30,729	$92,434

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$4,051
Stock issued for conversion of accounts payable, 100,000 shares at $0.10	$21,000	$--

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statement

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $11,592,322 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition - Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

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

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. The Company operates under one segment.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2005 and 2004, the Company incurred advertising costs totaling $32,913 and $9,555, respectively.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

	2004	2005

Net loss, as reported	$(804,972)	$(966,475)
Add: Stock-based employee compensation
expense included in reported loss,
net of related tax effects	-0-	-0-
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects	-0-	-0-

Pro forma net loss	$(804,972)	$(966,475)

Net loss per common share	$(0.01)	$(0.02)

Basic and diluted loss, pro forma	$(0.01)	$(0.02)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As required, the pro forma disclosures above include options granted for years ended December 31, 2004 and 2005. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

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

New accounting pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Reclassification - The financial statements from 2004 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

2.     FIXED ASSETS

Fixed assets consist of the following as of December 31, 2005:

Machinery and equipment	$55,463
Computers, equipment and software	113,635
Furniture and fixtures	40,223
Lab equipment	115,946
325,267
Less: accumulated depreciation	298,787

Fixed assets, net	$26,480

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2005, patents and trademarks total $70,233, net of accumulated amortization of $18,839.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2005.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of December 31, 2005, the Company has paid a total of $1,610,000 of which $710,000 has been expensed and $900,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $390,000.

4.  STOCK OPTIONS AND WARRANTS

Stock options - During the year ended December 31, 2005 and 2004, the Company granted stock options totaling 35,000 and -0- shares of its common stock with a weighted average strike price of $0.13 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. As of December 31, 2005, stock options outstanding totaled 1,810,000 with a weighted average strike price of $0.13 per share.

Stock warrants - During the year ended December 31, 2005 and 2004, the Company granted stock warrants totaling 145,000 and -0- shares of its common stock with a weighted average strike price of $0.13 and $-0- per share, respectively. As of December 31, 2005, stock warrants outstanding totaled 8,077,500 with a weighted average strike price of $0.13 per share.

5.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2005, the Company has received $717,000 and has reflected $417,000 as unearned revenue and $300,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

5.    LETTER OF INTENT AND DEFINITIVE AGREEMENT(continued)

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2005, the Company has received $700,000 and has reflected $475,000 as unearned revenue and $225,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement require Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of December 31, 2005, the Company has received $95,000 and has reflected $175,000 as revenue in the accompanying consolidated financial statements. The Company has yet to receive $80,000 as reflected under the contract. This amount that is due to the Company has been record as an accounts receivable. In addition and further to the payment fee of $1 million Safe4Hours, Inc. agrees to pay a royalty fee of 5% on product sales of the antimicrobial hand sanitizer beginning in the 3rd quarter of 2005.

In October 2005, the Company entered into a distribution agreement with EMD Chemicals Inc. (“EMD”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary polymer delivery system “Invisicare” for all countries of the world. Terms of the agreement states that the Company would grant EMD options to purchase shares of their common stock. A stock option agreement was executed on February 27, 2006, where the Company granted EMD the option to purchase 5,817,525 shares of common stock at the exercise price of $0.172 per share until December 31, 2006.

6.    COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2005 are as follows:

2006 $98,771

Rental expense, resulting from operating lease agreements, approximated $91,356 for the year ended December 31, 2005.

7.	SUBSEQUENT EVENTS

As of February 9, 2006 the Company has issued 900,000 shares to fulfill the stock subscription as of December 31, 2005.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company as of December 31, 2005.

Name	Age	Office(s) Held
Terry Howlett	58	Chief Executive Officer, Chief Financial Officer, and Director
Jost Steinbruchel	66	Director
Greg McCartney	55	Director

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

Mr. Greg McCartney was elected as a director of the Company since January 10, 2005. Mr. McCartney is currently the Chairman of the Board for Genesis Bioventures and also formerly served as their CEO. Genesis Bioventures is currently trading on the OTCBB. Mr. McCartney has over 20 years experience serving as officer and director of both private and public companies in various manufacturing and technology industries. Prior to founding BioLabs in 1997, Mr. McCartney was the founder and director of Aspenwood Holdings Corporation, a business consulting firm specializing in financing, public relations and venture capital in the technology and manufacturing industries. From 1986 to 1995 he was the President of an emerging high technology company and also served as officer and director of other companies. Previously, he was involved with international real estate and land development.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee : (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 21, 2005 in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO, and Director	5	6	0
Jost Steinbruchel Director	1	3	0
Greg McCartney Director	1	1	0

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was filed as an exhibit to the annual report on Form 10KSB for the fiscal year ended December 31, 2004 and filed with the SEC on April 14, 2005.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Warrants & Options (#)	LTIP payouts ($)	All Other Compensation ($)
Terry Howlett	Director, CEO, and CFO	2005 2004 2003	$145,000 $198,242 $73,000	0 0 0	$24,522 0 0	85,000 0 0	0 0 1,200,000	0 0 0	0 0 0

Compensation to Directors

On February 4, 2005, we issued 500,000 shares of restricted common stock each Terry Howlett and Jost Steinbruchel in connection with services rendered during the 2004 fiscal year to us as members of our board of directors. During the year ended December 31, 2005, we issued Mr. Greg McCartney options to purchase 100,000 shares of our common stock at the exercise price of $0.10 per shares exercisable for a period of five years from the date of issuance.

Stock Option Grants

We did not grant any stock options to our executive officers during the year ended December 31, 2005. We have not granted any stock options to our executive officers since December 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Terry Howlett 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	5,893,052	13.6% [1]
Common	Jost Steinbruchel 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	1,750,000	5.4% [2]
Common	Greg McCartney 6320 South Sandhill Road, Suite 10 Las Vegas, Nevada 89120	0	0.2% [3]
Total of all directors and executive officers		7,643,052	19.2%
Common	Lutz Family Trust 71 Biltmore Estates Phoenix, Arizona 85016	6,500,000	10.9%
Common	York Fidelity Limited 63 Market Street #20-04 Singapore 048942	4,800,000	8.0%

The percent of class is based on 59,667,748 shares of common stock issued and outstanding as of February 28, 2006.

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

1 Includes options that may be exercised immediately to purchase 1,200,000 shares of common stock at a price of 0.05 per share and warrants that may be exercised immediately to purchase 1,000,000 shares of common stock at a price of $0.05 per share.

2 Includes options that may be exercised immediately to purchase 300,000 shares of common stock at a price of $0.05 per share, warrants that may be exercised immediately to purchase 1,000,000 shares of common stock at a price of $0.05 per share, and warrants that may be exercised immediately to purchase 150,000 shares of common stock at a price of $0.15 per share.

3 Includes options that may be exercised immediately to purchase 100,000 shares of common stock at a price of $0.10 per share.

Item 12. Certain Relationships and Related Transactions

Except as disclosed, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us

Item 13. Exhibits

Exhibit Number	Description
10.1	Distribution Agreement with Safe4Hours, Inc. [1]
10.2	Master Sales, Collaboration and Distribution Agreement with EMD Chemicals, Inc. [2]
14.1	Code of Ethics [3]
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Previously filed as an exhibit to Current report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2005
(2)  Previously filed as an exhibit to Current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2005
(3) Previously filed as an exhibit to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2004 and 2005 were approximately $29,140 and $19,890 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2004 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2004 and 2005 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/ Terry Howlett
Terry Howlett
Chief Executive Officer, and Chief Financial Officer
Date: March 29, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

By: /s/ Terry Howlett Terry Howlett Director	By: /s/ Jost Steinbruchel Jost Steinbruchel Director
By: /s/ Greg McCartney Greg McCartney Director