Form 10QSB
period 2006-03-31
SKINVISIBLE INC
filed 2006-05-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,077,748 common shares as of March 31, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2006;
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005;
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005;
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2006

Current assets
Cash	$79,993
Accounts receivable	179,147
Inventory	59,871
Due from related party	214
Prepaid expense and other current assets	5,962
Total current assets	325,187

Fixed assets, net	22,608

Intangible and other assets
Patents and trademarks, net	48,874
License and distributor rights	50,000
Prepaid royalty fees	840,000

Total assets	$1,286,669

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$272,386
Unearned revenue	1,036,000
Total current liabilities	1,308,386

Long-term liabilities	--

Total liabilities	1,308,386

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares
60,077,748 shares issued and outstanding	60,078
Additional paid-in capital	12,480,171
Stock subscription receivable	4,500
Accumulated deficit	(12,566,466)
Total stockholders' deficit	(21,717)

Total liabilities and stockholders' deficit	$1,286,669

See accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2006	March 31, 2005

Revenues	$235,167	$254,730

Cost of revenues	21,321	70,065

Gross profit	213,846	184,665

Operating expenses
Depreciation and amortization	66,692	68,683
Stock based compensation	723,399	198,000
Selling general and administrative	397,899	314,771
Total operating expenses	1,187,990	581,454

Loss before provision for income taxes	(974,144)	(396,789)

Other income (expense)	--	--
Total other income (expense)	--	--

Provision for income taxes	--	--

Net loss	$(974,144)	$(396,789)

Basic income (loss) per common share	$(0.02)	$(0.01)
Diluted income (loss) per common share	$(0.02)	$(0.01)

Basic weighted average common
shares outstanding	59,141,998	56,725,248

See accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the three months ended	For the three months ended
	March 31, 2006	March 31, 2005

Cash flows from operating activities:
Net loss	$(974,144)	$(396,789)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	66,393	68,683
Stock based compensation	723,399	198,000
Changes in operating assets and liabilities:
Change in inventory	13,923	29,572
Change in accounts receivable	(51,159)	(70,229)
Change in prepaid expenses and other current assets	382	653
Change in related party receivable	4,551	(5,429)
Change in accounts payable and accrued liabilities	65,669	(2,629)
Change in unearned revenue	58,000	148,000
Net cash provided (used) by operating activities	(92,986)	(30,168)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	--	(1,599)
Net cash used by investing activities	--	(1,599)

Cash flows from financing activities:
Proceeds from stock subscription payable	4,500	--
Proceeds from issuance of common stock	137,750	--
Net cash provided by financing activities	142,250	--

Net change in cash	49,264	(31,767

Cash, beginning of period	30,729	92,434

Cash, end of period	$79,993	$60,667

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $12,566,500 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended March 31, 2006 and 2005, the Company incurred advertising costs totaling $15,860 and $1,549, respectively.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

	March 31, 2005	March 31, 2006
Net loss, as reported	$(396,789)	$(974,144)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	-0-	-0-
Pro forma net loss	$(396,789)	$(974,144)
Net loss per common share Basic and diluted loss, as reported	$(0.01)	$(0.02)
Basic and diluted loss, pro forma	$(0.01)	$(0.02)

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As required, the pro forma disclosures above include options granted for periods ended March 31, 2005 and 2006. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

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

2.     FIXED ASSETS

Fixed assets consist of the following as of March 31, 2006:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	40,620
Lab equipment	115,946
325,664
Less: accumulated depreciation	303,056

Fixed assets, net	$22,608

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2006, patents and trademarks total $70,233, net of accumulated amortization of $21,359.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2006.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of March 31, 2006, the Company has paid a total of $1,610,000 of which $770,000 has been expensed and $840,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $390,000.

4.     STOCK OPTIONS AND WARRANTS

Stock options - During the periods ended March 31, 2006 and 2005, the Company granted stock options totaling 6,787,525 and -0- shares of its common stock with a weighted average strike price of $0.11 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. As of March 31, 2006, stock options outstanding totaled 1,810,000 with a weighted average strike price of $0.11 per share.

Stock warrants - During the periods ended March 31, 2006 and 2005, the Company granted stock warrants totaling -0- and -0- shares of its common stock with a weighted average strike price of $-0- and $-0- per share, respectively. As of March 31, 2006, stock warrants outstanding totaled 5,460,000 with a weighted average strike price of $0.11 per share.

5.    MARKETING AND DISTRIBUTION AGREEMENTS

In March 2004, the Company entered into an agreement with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the agreement require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of March 31, 2006, the Company has received $825,000 and has reflected $475,000 as unearned revenue and $50,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    MARKETING AND DISTRIBUTION AGREEMENTS(continued)

In June 2004, the Company entered into an agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of March 31, 2006, the Company has received $700,000 and has reflected $425,000 as unearned revenue and $50,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement require Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of March 31, 2006, the Company has received $110,000 and has reflected $50,000 as revenue in the accompanying consolidated financial statements. The Company has yet to receive $110,000 as reflected under the contract. This amount that is due to the Company has been record as an accounts receivable. In addition and further to the payment fee of $1 million Safe4Hours, Inc. agrees to pay a royalty fee of 5% on product sales of the antimicrobial hand sanitizer beginning in the 3rd quarter of 2005.

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

6.     COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2006 are as follows:

2006     $    74,079

Rental expense, resulting from operating lease agreements, approximated $23,967 for the year ended March 31, 2006.

7.     STOCK SUBSCRIPTION PAYABLE

During March 2006, the Company received $4,500 for the shares issued in the period ending June 30, 2006.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Additional information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion as well as in our other filings with the Securities and Exchange Commission.

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

During the second quarter of 2005 and with our approval, Dermal Defense entered into an exclusive sub-distribution agreement with JD Nelson & Associates of Columbus Ohio (“JD Nelson”) and transferred all of its rights to distribute, market, and sell our antimicrobial hand sanitizer in the United States of America, Canada and Mexico. Under the terms of the sub-distribution agreement, JD Nelson will pay a license fee and royalty on product sales to Dermal Defense and Dermal Defense will continue to pay us as agreed in the Distribution Agreement of February 21, 2005. As a result, the fees and royalties that we are due under this agreement remain unchanged. Currently, all required fees and royalties due in accordance with this agreement are paid and current. Dermal Defense and JD Nelson & Associates are prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

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

Status of Research and Development for New Applications

We are continuing our research and development toward developing additional applications for our polymer delivery vehicles. We are currently researching whether the following potential applications are suitable to incorporate our polymer delivery vehicles:

•	Insect repellents
•	Anti-fungal
•	Anti-flammatory
•	New antibacterial/antimicrobial hand sanitizer

Insect Repellents

We are in the process of developing an insect repellent with an active ingredient that incorporates our topical polymer-based delivery systems and are presently undergoing in-house research. We anticipate that our research will be completed during the second quarter of 2006.  The active ingredient for the insect repellent was provided by EMD.  In the event that we are successful in developing an effective insect repellent that incorporates our topical polymer-based delivery systems, the rights to distribute and sell the developed product will be subject to the terms of the Agreement with EMD entered into on October 7, 2005. There can be no assurance that we will be successful in developing a viable insect repellent that incorporates our topical polymer-based delivery systems and the active ingredient provided by EMD.

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

Anti-inflammatory

During the reporting period, we entered into discussions with a pharmaceutical company to conduct the research and development relating to an anti-inflammatory product that incorporates our topical polymer-based delivery system.  This product is intended to treat hand skin disorders resulting from occupational conditions.  We are in discussions to grant a worldwide license for the exclusive rights to market and offer for sale the product in exchange for an upfront license fee plus royalty payments based on sales generated by the product should its development prove successful.  We have not entered into any definitive agreement and these discussions are ongoing.  There can be no assurance that we will be able to negotiate a definitive agreement. There can be no assurance that we will successfully complete the research and development of this product or that this product will receive FDA approval to market and sell this potential product in the United States.

New Antibacterial/Antimicrobial Hand Sanitizer

We have developed and are currently testing a new antimicrobial hand sanitizer product that utilizes the active ingredient Chlorhexidine (“Chlorhexidine antimicrobial hand sanitizer”).  Chlorhexidine is the active agent in scrub soaps currently used in the operating rooms of most hospitals worldwide.

As a part our development efforts to develop the Chlorhexidine antimicrobial hand sanitizer, we developed a research plan that comprises of several studies.  The first and second studies were in-vitro tests designed to gauge the effectiveness of the Chlorhexidine antimicrobial hand sanitizer when exposed to certain bacteria.  We received positive results from the first study.  The results of the second study indicated that further strengthening of the product could improve the product’s effectiveness.  Our research department implemented the appropriate improvements and commenced a third study during the fourth quarter.  The third study was conducted by Retroscreen Virology Ltd. (“RVL”), a research company that is a division of St. Bartholomew's Hospital and the Royal London Hospital based in London, England, and designed to test the effectiveness of the Chlorhexidine antimicrobial hand sanitizer in killing the H5N1 virus also known as the bird flu virus or avian flu. In-vitro testing conducted by RVL confirmed that the H5N1 virus was successfully killed by the Chlorhexidine antimicrobial hand sanitizer 99% of the time at the following four points in time: 15 seconds, 30 seconds, 1 minute, and 5 minutes following contact. This in-vitro study was conducted by placing the Chlorhexidine antimicrobial hand sanitizer in a dish and then exposing the H5N1 virus at the forgoing time intervals. Based upon these positive results, we retained RVL to conduct a further ex-vivo study to provide data on the effectiveness of the Chlorhexidine antimicrobial hand sanitizer when exposed to the H5N1 virus over an extended period of time.  This ex-vitro study will be conducted by applying the Chlorhexadine antimicrobial hand sanitizer to dead skin specimens, simulating normal conditions of wash-off and skin perspiration, and then exposing the H5N1 virus to the skin specimen at various extended time intervals. We anticipate that the results of this second study will be available in late May 2006.

We also commenced another study referred to as a human repeat insult patch test (HRIPT).  This study exposes a minimum of 100 persons to the Chlorhexidine antimicrobial hand sanitizer to determine if continued use and exposure to the product will result in skin complications or sensitivities.  This study has been extended and we expect a final report to be completed by the end of May 2006.

In the event that the Chlorhexidine antimicrobial hand sanitizer proves to be a viable product, we may be required to file a New Drug Application with the US FDA because the drug

Chlorhexidine is not presently an approved drug under the FDA Tentative Final Monograph (TFM) for Hand Sanitizers. We may also be required to seek similar regulatory approvals in other foreign jurisdictions. If we are required to file a New Drug Application with the US FDA, further development of this product may be both time and cost prohibitive for us. Under such circumstance, we would seek to license the product to a third party with experience in working with the FDA such as a pharmaceutical company.  There can be no assurance that we will successfully complete the research and development of this product or that this product will receive FDA approval to market and sell this potential product in the United States.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

For the three month period ended March 31, 2006, we generated total revenue of $235,167 compared to total revenue of $254,730 for the period ended March 31, 2005. During the three months ended March 31, 2006, $175,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $35,511 of the revenue generated was attributable to product sales.

Our cost of revenues for the three months ended March 31, 2006 decreased to $21,321 from the same reporting period in the prior year when cost of revenues was $70,065. The decrease in our cost of revenues is attributable to a decrease in product sales.

Gross profit for the first quarter ended March 31, 2006 was $213,846 compared to $184,665 for the first quarter ended March 31, 2005. The increase in gross profit for the three months ended March 31, 2006 is primarily attributable our receipt of royalty fees and payments under the licensing agreements entered into with Dermal Defense, Inc., Safe4Hours, Inc., and Cross Global, Inc.

For the three month period ended March 31, 2006, we incurred operating expenses in the amount of $1,187,990 compared to operating costs of $581,454 in the same three month period in the prior year. The increase is primarily attributable to stock based compensation related to the stock options issued to EMD during the reporting period. We recorded stock-based compensation of $723,399 for the three months ended March 31, 2006 and $198,000 for the three months ended March 31, 2005.

For the three month period ended March 31, 2006, we had a net loss of $974,144. Our net loss for the three month period ended March 31, 2005 was $396,789. The increase in our net loss for the three month period ended March 31, 2006 when compared to the same reporting period in the prior year is primarily attributable to an increase in stock based compensation.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets of $325,187 and total assets in the amount of $1,286,669. Our total current liabilities as of March 31, 2006 were $1,308,386. Included in our current liabilities is $1,036,000 in unearned revenue due from our distribution agreements entered into with Dermal Defense, Inc., Cross Global, Inc., and Safe4Hours, Inc. We had a working capital deficit of $983,199 as of March 31, 2006.

Operating activities used $92,986 in cash for the three months ended March 31, 2006. Our net loss of $974,144 was the primary component of our negative operating cash flow. There were no investing activities during the three months ended March 31, 2006. Cash flows provided by financing activities during the three months ended March 31, 2006 consisted of $137,500 as proceeds from the issuance of common stock and $4,500 for proceeds from stock subscriptions receivable.

Management believes that we have sufficient capital to finance our current operations for the year ending December 31, 2006 based upon revenues anticipated to be received in the current fiscal year and royalty payments due under the current license agreements. In order for us to expand our operations, additional funding will be required from external sources. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have incurred net losses of approximately $12,566,500 since inception. Our independent auditors have stated in their Auditor’s Report that we have suffered recurring losses our ability to raise additional capital through future issuance of common stock is unknown. To successfully develop and attain profitable operations is unknown. As a result, our auditor’s concluded that there is a substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revenue Recognition

Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for us beginning October 1, 2005. We do not believe adopting this new standard will have a significant impact to its financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the first interim or annual reporting period beginning after December 15, 2005. We expect the adoption of this standard will have a material impact on our financial statements assuming employee stock options are granted in the future.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Current Report on Form 8-K.

During the three months ended March 31, 2005, we issued options to purchase 970,000 shares of our common stock, exercisable at $0.18 per share to our executive officer, members of our board of directors, employees, and consultants in exchange for services rendered. These options are fully vested and have a termination date of January 4, 2011 or ninety days following their termination, whichever is the first to occur. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

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

Skinvisible, Inc.

Date:	May 15, 2006

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director