Form 10QSB
period 2006-06-30
SKINVISIBLE INC
filed 2006-08-16
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

(702) 433-7154
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,927,748 common shares as of June 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2006;
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005;
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005;
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
ASSETS	June 30, 2006

Current assets
Cash	$65,236
Accounts receivable	204,181
Inventory	68,672
Due from related party	663
Prepaid expense and other current assets	5,474
Total current assets	344,226

Fixed assets, net	20,251

Intangible and other assets
Patents and trademarks, net	46,326
License and distributor rights	50,000
Prepaid royalty fees	780,000

Total assets	$1,240,803

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	206,329
Unearned revenue	893,000
Total current liabilities	1,099,329

Long-term liabilities	--

Total liabilities	1,099,329

Commitments and contingencies	--

Stockholders' equity
Common stock; $0.001 par value; 100,000,000 shares
62,927,748 shares issued and outstanding	62,928
Additional paid-in capital	12,922,071
Stock subscription payable	17,500
Accumulated deficit	(12,861,025)
Total stockholders' equity	141,474

Total liabilities and stockholders' equity	$1,240,803

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2006	For the three months ended June 30, 2005	For the six months ended June 30, 2006	For the six months ended June 30, 2005

Revenues	$238,167	$233,406	$473,334	$488,136

Cost of revenues	13,171	49,925	34,492	119,990

Gross profit	224,996	183,481	438,842	368,146

Operating expenses
Depreciation and amortization	64,904	69,050	131,596	137,733
Stock based compensation	--	--	723,399	198,000
Selling general and administrative	455,026	291,573	852,742	606,344
Total operating expenses	519,930	360,623	1,707,737	942,077

Loss before provision for income taxes	(294,934)	(177,142)	(1,268,895)	(573,931)

Other income (expense)	192	--	192	--
Total other income (expense)	192	--	192	--

Provision for income taxes	--	--	--	--

Net loss	$(294,742)	$(177,142)	$(1,268,703)	$(573,931)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	60,726,546	57,725,248	60,726,546	57,725,248

See Accompanying Notes to Consolidated Financial Statements

 SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2006	For the six months ended June 30, 2005

Cash flows from operating activities:
Net loss	$(1,268,703)	$(573,931)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	131,297	137,733
Stock based compensation	723,399	198,000
Changes in operating assets and liabilities:
Change in inventory	5,122	40,733
Change in accounts receivable	(76,193)	(45,652)
Change in prepaid expenses and other current assets	871	1,308
Change in related party receivable	4,102	(36,813)
Change in accounts payable and accrued liabilities	(388)	(116,408)
Change in unearned revenue	(85,000)	250,000
Net cash used by operating activities	(565,493)	(145,030)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	--	(2,805)
Net cash used by investing activities	--	(2,805)

Cash flows from financing activities:
Proceeds from stock subscription payable	17,500	--
Proceeds from issuance of common stock	582,500	133,750
Net cash provided by financing activities	600,000	133,750

Net change in cash	34,507	(14,085)

Cash, beginning of period	30,729	92,434

Cash, end of period	$65,236	$78,349

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $12,861,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended June 30, 2006 and 2005, the Company incurred advertising costs totaling $35,708 and $4,183, respectively.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

	June 30, 2005	June 30, 2006

Net loss, as reported	$(573,931)	$(1,268,703)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	-0-	-0-

Pro forma net loss	$(573,931)	$(1,268,703)

Net loss per common share
Basic and diluted loss, as reported	$(0.01)	$(0.02)

Basic and diluted loss, pro forma	$(0.01)	$(0.02)

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As required, the pro forma disclosures above include options granted for periods ended June 30, 2005 and 2006. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

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

New accounting pronouncements - In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

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

2.     FIXED ASSETS

Fixed assets consist of the following as of June 30, 2006:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	40,620
Lab equipment	115,946
325,664
Less: accumulated depreciation	305,413

Fixed assets, net	$20,251

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2006, patents and trademarks total $70,233, net of accumulated amortization of $23,907.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2006.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of June 30, 2006, the Company has paid a total of $1,610,000 of which $830,000 has been expensed and $900,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $390,000.

4.  STOCK OPTIONS AND WARRANTS

Stock options - During the periods ended June 30, 2006 and 2005, the Company granted stock options totaling -0- and -0- shares of its common stock with a weighted average strike price of $-0- and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. As of March 31, 2006, stock options outstanding totaled 1,810,000 with a weighted average strike price of $0.11 per share.

Stock warrants - During the periods ended March 31, 2006 and 2005, the Company granted stock warrants totaling -0- and -0- shares of its common stock with a weighted average strike price of $-0- and $-0- per share, respectively. As of March 31, 2006, stock warrants outstanding totaled 5,460,000 with a weighted average strike price of $0.11 per share.

5.    MARKETING AND DISTRIBUTION AGREEMENTS

In March 2004, the Company entered into an agreement with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the agreement require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2006, the Company has received $918,000 and has reflected $343,000 as unearned revenue and $100,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    MARKETING AND DISTRIBUTION AGREEMENTS(continued)

In June 2004, the Company entered into an agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2006, the Company has received $1,000,000 and has reflected $550,000 as unearned revenue and $100,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement require Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of June 30, 2006, the Company has received $110,000 and has reflected $50,000 as revenue in the accompanying consolidated financial statements. The Company has yet to receive $110,000 as reflected under the contract. This amount that is due to the Company has been record as an accounts receivable. In addition and further to the payment fee of $1 million Safe4Hours, Inc. agrees to pay a royalty fee of 5% on product sales of the antimicrobial hand sanitizer beginning in the 3rd quarter of 2005.

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

6. COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2006 are as follows:

2006	$ 46,410

Rental expense, resulting from operating lease agreements, approximated $46,978 for the period ended June 30, 2006.

7. STOCK SUBSCRIPTION PAYABLE

During June 2006, the Company received $17,500 for the shares issued in the period ending September 30, 2006.

Item 2.     Management’s Discussion and Analysis

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We develop innovative polymer delivery vehicles and related compositions that hold active ingredients on the skin for up to four hours when applied topically. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. This enables active agents the ability to perform their intended functions for an extended period of time. Our polymer delivery vehicles allow normal skin respiration and perspiration. The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

Products that successfully incorporate our polymer delivery vehicles to date include antimicrobial hand sanitizer lotions, suncare products, skincare moisturizers, sunless tanning products as well as various dermatology products for various skin disorders.  On an ongoing basis, we are seeking to develop polymer formulations that can successfully be incorporated into other products.

Our primary objective is to license our polymer delivery vehicles to established brand manufacturers and marketers of prescription and over-the-counter products in the dermatological, medical, cosmetic, and skincare markets. With the exception of sales to one vendor, our management’s policy is to only sell our polymers to vendors that have executed a license agreement with us. We conduct our research and development in-house. We engage an outside party that currently handles all of our manufacturing and distribution needs.

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

Antibacterial/Antimicrobial Hand Sanitizer Lotion

On February 21, 2005, we entered into a definitive distribution agreement with Dermal Defense, Inc. (“Dermal Defense”). Pursuant to this agreement, Dermal Defense acquired the exclusive marketing and distribution rights in the United States of America, Canada and Mexico for our antimicrobial hand sanitizer lotion composition which utilizes the active ingredient Triclosan 1% and incorporates our patented Invisicare® polymer delivery system (the “Product”).

Dermal Defense acquired these rights for the purchase price of $1,000,000. Dermal Defense has already paid $925,000 of this purchase price. The remaining balance is due and payable quarterly through September 30, 2006 in the amount of $75,000 or 5% of the gross revenues generated by Dermal Defense from sales of the Product in the Territory in the prior quarter, whichever is greater. Under the terms of this agreement, Dermal Defense is also obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater.

During the second quarter of 2005 and with our approval, Dermal Defense entered into an exclusive sub-distribution agreement with JD Nelson & Associates of Columbus Ohio (“JD Nelson”) and transferred all of its rights to distribute, market, and sell our antimicrobial hand sanitizer lotion in the United States of America, Canada and Mexico. Under the terms of the sub-

distribution agreement, JD Nelson will pay a license fee and royalty on product sales to Dermal Defense and Dermal Defense will continue to pay us as agreed in the Distribution Agreement of February 21, 2005. As a result, the fees and royalties that we are due under this agreement remain unchanged. Currently, all required fees and royalties due in accordance with this agreement are paid and current. Dermal Defense and JD Nelson & Associates are prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

In May 2005, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer lotion that utilizes the active ingredient Triclosan 1% in every country in the world except Canada, the United States, and Mexico. The Agreement prohibited Safe4Hours from manufacturing, marketing, distributing, or selling any competing product while the Agreement was in full force and effect. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which only $100,000 was received. The remaining $900,000 balance was to be paid in quarterly installments based upon a predetermined formula until the remaining balance is received, and a royalty fee of no less than 5% of gross revenue of all sales. Safe4Hours did not pay any quarterly installments under the terms of the Agreement and we were negotiating with Safe4Hours to revise the payment terms for the remaining $900,000 due under this Agreement. Following these negotiations, we were unable to reach an agreement and terminated the Agreement as a result of Safe4Hours’ failure to materially perform its obligations under the Agreement. We are presently negotiating with a party that is seeking to acquire these rights, but can provide no assurance that these negotiations will result in an agreement.

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

Status of Research and Development for New Applications

We are continuing our research and development toward developing additional applications for our polymer delivery vehicles. We are currently researching whether the following potential applications are suitable to incorporate our polymer delivery vehicles:

•	Insect repellents
•	Anti-fungal
•	Hydro-gels
•	New antibacterial/antimicrobial hand sanitizer

Insect Repellents

We are in the process of developing an insect repellent with an active ingredient that incorporates our topical polymer-based delivery systems and are presently undergoing in-house research. We anticipate that our research will be completed before the end of September 2006.  The active ingredient for the insect repellent was provided by EMD/Merck.  In the event that we are successful in developing an effective insect repellent that incorporates our topical polymer-based delivery systems, the rights to distribute and sell the developed product will be subject to the terms of the Agreement with EMD entered into on October 7, 2005. There can be no assurance that we will be successful in developing a viable insect repellent that incorporates our topical polymer-based delivery systems and the active ingredient provided by EMD.

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

Hydro-Gel

During the reporting period, we entered into discussions with a pharmaceutical company to conduct the research and development relating to a hydro-gel product that incorporates our topical polymer-based delivery system.  This product is intended to treat hand skin disorders resulting from occupational conditions.  We are in discussions to grant a worldwide license for the exclusive rights to market and offer for sale the product in exchange for an upfront license fee plus royalty payments based on sales generated by the product should its development prove successful.  We have not entered into any definitive agreement and these discussions are ongoing.  There can be no assurance that we will be able to negotiate a definitive agreement. There can be no assurance that we will successfully complete the research and development of this product or that this product will receive FDA approval to market and sell this potential product in the United States.

New Antibacterial/Antimicrobial Hand Sanitizer Lotion

We have developed and are currently testing a new antimicrobial hand sanitizer lotion that utilizes the active ingredient Chlorhexidine (“Chlorhexidine antimicrobial hand sanitizer”).  Chlorhexidine is the active agent in scrub soaps currently used in the operating rooms of most hospitals worldwide.

As a part our development efforts to develop the Chlorhexidine antimicrobial hand sanitizer lotion, we developed a research plan that comprises of several studies.  The first and second studies were in-vitro tests designed to gauge the effectiveness of the Chlorhexidine antimicrobial hand sanitizer lotion when exposed to certain bacteria.  We received positive results from the first study.  The results of the second study indicated that further strengthening of the product could improve the product’s effectiveness.  Our research department implemented the appropriate improvements and commenced a third study on viruses during the fourth quarter.  The third study was conducted by Retroscreen Virology Ltd. (“RVL”), a research company that is a division of St. Bartholomew's Hospital and the Royal London Hospital based in London, England, and designed to test the effectiveness of the Chlorhexidine antimicrobial hand sanitizer lotion in killing the H5N1 virus also known as the bird flu virus or avian flu. In-vitro testing conducted by RVL confirmed that the Chlorhexidine antimicrobial hand sanitizer lotion got a greater than 99.9% inactivation/kill on the H5N1 virus at the following four points: 15 seconds, 30 seconds, 1 minute, and 5 minutes following contact. This in-vitro study was conducted by placing the Chlorhexidine antimicrobial hand sanitizer lotion in a dish and then exposing the H5N1 virus at the forgoing time intervals. Based upon these positive results, we retained RVL to conduct a further ex-vivo study to provide data on the effectiveness of the Chlorhexidine antimicrobial hand sanitizer when exposed to the H5N1 virus over an extended period of time.  This ex-vitro study was conducted by applying the Chlorhexidine antimicrobial hand sanitizer lotion to dead skin specimens, simulating normal conditions of wash-off and skin perspiration, and then exposing the H5N1 virus to the skin specimen at various extended time intervals.

This ex-vivo study confirmed that the Chlorhexidine antimicrobial hand sanitizer lotion got a greater than 98% inactivation/kill on the H5N1 virus at various intervals following application up to four hours. This study verifies that the patented polymer delivery system Invisicare® successfully holds the active ingredient Chlorhexidine on the skin for extended periods of time. Additional in-vitro studies performed by RVL using the Chlorhexidine antimicrobial hand sanitizer lotion confirmed a greater than 99.9% inactivation/kill on the seasonal flu virus Influenza A (H1 and H3) as well as Influenza B. Further studies are underway at RVL on other viruses including the Norovirus (Norwalk), Rhinovirus, H7 and H2. These results should be available before the end of September 2006.

We also commissioned another study referred to as a human repeat insult patch test (HRIPT).  This study exposes a minimum of 100 persons to the Chlorhexidine antimicrobial hand sanitizer to determine if continued use and exposure to the product will result in skin complications or sensitivities.  This study was completed and indicated that 5 people out of the 100 tested experienced a mild sensitization to the product. This study used a method that kept the product moist and occluded which was inconsistent with the product’s intended use. We are preparing a further study to test the product under normal use conditions.

In the event that the Chlorhexidine antimicrobial hand sanitizer lotion proves to be a viable product, we may be required to file a New Drug Application with the US FDA because the drug Chlorhexidine is not presently an approved drug under the FDA Tentative Final Monograph (TFM) for Hand Sanitizers. We may also be required to seek similar regulatory approvals in other foreign jurisdictions. If we are required to file a New Drug Application with the US FDA, further development of this product may be both time and cost prohibitive for us. It is our intention to seek a pharmaceutical partner to fund there additional studies required to obtain FDA approval. There can be no assurance that we will successfully complete the research and development of this product and/or receive approval to make the Chlorhexidine antimicrobial hand sanitizer lotion available for sale in the United States or foreign jurisdiction.

During the reporting period, we filed a patent application on the Chlorhexidine Hand Sanitizer Lotion formula with the United States Patent and Trademark Office. We can provide no assurance that we will receive patent approval for the Chlorhexidine Hand Sanitizer Lotion formula.

Results of Operations for the three and six months ended June 30, 2006 and 2005

Revenues

Our total revenue reported for the three months ended June 30, 2006 was $238,167, a 2% increase from $233,406 for the three months ended June 30, 2005. During the three months ended June 30, 2006, $120,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $118,167 of the revenue generated was attributable to product sales.

Our total revenue reported for the six months ended June 30, 2006 was $473,334, a 3% decrease from $488,136 for the six months ended June 30, 2005. During the six months ended June 30,

2006, $295,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products, $24,000 was attributable to product development fees, and $154,334 of the revenue generated was attributable to product sales.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2006 decreased to $13,171 from the same reporting period in the prior year when cost of revenues was $49,925. Our cost of revenues for the six months ended June 30, 2006 decreased to $34,492 from the same reporting period in the prior year when cost of revenues was $119,990. The decrease in our cost of revenues is attributable to a shift in our business during the reporting period where we primarily sold our polymers and not packaged products that incorporate our polymers. The cost to produce our polymers is significantly less that the costs associated with producing packaged products that incorporate our polymers.

Gross Profit

Gross profit increased to $224,996, or approximately 94% of sales, for the three months ended June 30, 2006. This is an increase from a gross profit of $183,481, or approximately 78% of sales for the three months ended June 30, 2005. Gross profit increased to $438,842, or approximately 92% of sales, for the three months ended June 30, 2006. This is an increase from a gross profit of $368,146, or approximately 75% of sales for the three months ended June 30, 2005. The increase in gross profit for the three and six months ended June 30, 2006 is primarily attributable increased sales of our polymers that have higher profit margins. In prior reporting periods, our product sales consisted primary of packaged products that incorporate our polymers which have lower profit margins.

Operating Expenses

Operating expenses increased to $519,930 for the three months ended June 30, 2006 from $360,623 for the three months ended June 30, 2005. Our operating expenses for the three months ended June 30, 2006 consisted of depreciation and amortization expenses of $64,904 and selling, general and administrative expenses of $455,026. Our operating expenses for the three months ended June 30, 2005 consisted of depreciation and amortization expenses of $69,050 and selling, general and administrative expenses of $291,573. The increase in operating expenses for the three months ended June 30, 2006 from the prior year is primarily attributable to expenditures associated with the research and development of the Chlorhexidine antimicrobial hand sanitizer lotion.

Operating expenses increased to $1,707,737 for the six months ended June 30, 2006 from $942,077 for the six months ended June 30, 2005. Our operating expenses for the six months ended June 30, 2006 consisted of depreciation and amortization expenses of $131,596, stock based compensation of $723,399, and selling, general and administrative expenses of $852,742. Our operating expenses for the six months ended June 30, 2005 consisted of depreciation and amortization expenses of $137,733, stock based compensation of $198,000, and selling, general and administrative expenses of $606,334. The increase in operating expenses for the six months ended June 30, 2006 from the prior year is primarily attributable to expenditures associated with the research and development of the Chlorhexidine antimicrobial hand sanitizer lotion and stock based compensation related to the stock options issued to EMD during the first quarter of 2006.

Net Loss

Net loss for the three months ended June 30, 2006 was $294,742, compared to net loss of $177,142 for the three months ended June 30, 2005. Net loss for the six months ended June 30, 2006 was $1,268,703, compared to a net loss of $573,931 for the six months ended June 30, 2005. The increase in our net loss was primarily attributable to increased expenditures for research and product development.

Our loss per common share for the three months ended June 30, 2006 was $0.00, compared to a loss per common share of $0.00 for the three months ended June 30, 2005. Our loss per common share for the six months ended June 30, 2006 was $0.02, compared to a loss per common share of $0.01 for the six months ended June 30, 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets of $344,226 and total assets in the amount of $1,240,803. Our total current liabilities as of June 30, 2006 were $1,099,329. Included in our current liabilities is $893,000 in unearned revenue due from our distribution agreements entered into with Dermal Defense, Inc., Cross Global, Inc., and Safe4Hours, Inc. We had a working capital deficit of $755,103 as of June 30, 2006.

Operating activities used $565,493 in cash for the six months ended June 30, 2006. Our net loss of $1,268,703 was the primary component of our negative operating cash flow. There were no investing activities during the six months ended June 30, 2006. Cash flows provided by financing activities during the six months ended June 30, 2006 consisted of $582,500 as proceeds from the issuance of common stock and $17,500 for proceeds from stock subscriptions receivable.

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

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of approximately $12,861,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2006.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2006, we issued 2,850,000 shares of our common stock in exchange for the exercise of warrants previously issued. We received gross proceeds of $457,750 upon the exercise of these warrants. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2006.

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

Skinvisible, Inc.

Date:	August 15, 2006

By: /s/ Terry Howlett Mr. Terry Howlett Title: Chief Executive Officer and Director