Form 10QSB
period 2006-09-30
SKINVISIBLE INC
filed 2006-11-14
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-25911

Skinvisible, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6320 South Sandhill Road Suite 10, Las Vegas, Nevada 89120
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,027,748 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of September 30, 2006;
F-2	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005;
F-3	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005;
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

September 30, 2006
ASSETS
Current assets
Accounts receivable, net	$71,919
Inventory	47,114
Due from related party	88
Prepaid expense and other current assets	4,985
Total current assets	124,106

Fixed assets, net	30,599

Intangible and other assets
Patents and trademarks, net	43,750
License and distributor rights	50,000
Prepaid royalty fees	720,000

Total assets	$968,455

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	338,917
Bank draft	6,303
Unearned revenue	868,000
Total current liabilities	1,213,220

Long-term liabilities	-

Total liabilities	1,213,220

Commitments and contingencies	-

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 63,027,748 shares issued and outstanding	63,028
Additional paid-in capital	12,941,971
Stock subscription payable	14,000
Accumulated deficit	(13,263,764)
Total stockholders' deficit	(244,765)

Total liabilities and stockholders' deficit	$968,455

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005

Revenues	$172,934	$156,093	$649,378	$644,231

Cost of revenues	38,726	2,993	73,218	122,985

Gross profit	134,208	153,100	576,160	521,246

Operating expenses
Depreciation and amortization	64,799	68,924	196,395	206,657
Selling general and administrative	455,131	297,804	2,051,399	1,102,149
Total operating expenses	519,930	366,728	2,247,794	1,308,806

Loss before provision for income taxes	(385,722)	(213,628)	(1,671,634)	(787,560)

Other income (expense)	-	2,107	192	2,107
Total other income (expense)	-	2,107	192	2,107

Provision for income taxes	-	-	-	-

Net loss	$(385,722)	$(211,521)	$(1,671,442)	$(785,453)

Basic income (loss) per common share	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.03)	$(0.01)

Basic weighted average common
shares outstanding	61,495,449	57,725,248	61,495,449	57,725,248

See Accompanying Notes to Consolidated Financial Statements

 SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005

Cash flows from operating activities:
Net loss	$(1,671,442)	$(785,453)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	196,395	206,657
Stock based compensation	725,899	198,000
Changes in operating assets and liabilities:
Change in inventory	26,680	36,228
Change in accounts receivable	56,069	(23,481)
Change in prepaid expenses and other current assets	1,359	1,467
Change in related party receivable	4,677	(36,707)
Change in bank draft	6,303	12,287
Change in accounts payable and accrued liabilities	132,201	(73,105)
Change in unearned revenue	(110,000)	232,000
Net cash used by operating activities	(631,859)	(232,107)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(12,870)	(4,077)
Net cash used by investing activities	(12,870)	(4,077)

Cash flows from financing activities:
Proceeds from stock subscription payable	14,000	-
Proceeds from issuance of common stock	600,000	143,750
Net cash provided by financing activities	614,000	143,750

Net change in cash	(30,729)	(92,434)

Cash, beginning of period	30,729	92,434

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Stocks issued for stock subscription receivable	$-	$10,000

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $13,264,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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
(UNAUDITED)

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
(UNAUDITED)

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended September 30, 2006 and 2005, the Company incurred advertising costs totaling $35,946 and $16,240, respectively.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

	September 30, 2006	September 30, 2005

Net loss, as reported	$(1,576,442)	$(785,453)
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	-0-	-0-
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	-0-	-0-
Pro forma net loss	$(1,576,442)	$(785,453)
Net loss per common share Basic and diluted loss, as reported	$(0.02)	$(0.01)
Basic and diluted loss, pro forma	$(0.02)	$(0.01)

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

As required, the pro forma disclosures above include options granted for periods ended September 30, 2006 and 2005. Consequently, the effects of applying SFAS 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

2.     FIXED ASSETS

Fixed assets consist of the following as of September 30, 2006:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	40,620
Leasehold improvements	12,569
Lab equipment	115,946
338,233
Less: accumulated depreciation	307,634

Fixed assets, net	$30,599

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2006, patents and trademarks total $70,232, net of accumulated amortization of $26,482.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2006.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of September 30, 2006, the Company has paid a total of $1,610,000 of which $890,000 has been expensed and $720,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $300,000.

4.    STOCK OPTIONS AND WARRANTS

Stock options - During the periods ended September 30, 2006 and 2005, the Company granted stock options totaling -0- and -0- shares of its common stock with a weighted average strike price of $-0- and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. As of September 30, 2006, stock options outstanding totaled 9,587,525 with a weighted average strike price of $0.11 per share.

Stock warrants - During the periods ended September 30, 2006 and 2005, the Company granted stock warrants totaling -0- and -0- shares of its common stock with a weighted average strike price of $-0- and $-0- per share, respectively. As of September 30, 2006, stock warrants outstanding totaled 2,610,000 with a weighted average strike price of $0.11 per share.

5.    MARKETING AND DISTRIBUTION AGREEMENTS

In February 2005, the Company entered into an agreement with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the agreement require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of September 30, 2006, the Company has received $918,000 and has reflected $368,000 as unearned revenue and $150,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into an agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of September 30, 2006, the Company has received $1,000,000 and has reflected $500,000 as unearned revenue and $150,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    MARKETING AND DISTRIBUTION AGREEMENTS (continued)

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement require Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of September 30, 2006, the Company has received $110,000 and has reflected $50,000 as revenue in the accompanying consolidated financial statements. The Company has yet to receive $110,000 as reflected under the contract. This amount that is due to the Company has been record as an accounts receivable. In addition and further to the payment fee of $1 million Safe4Hours, Inc. agrees to pay a royalty fee of 5% on product sales of the antimicrobial hand sanitizer beginning in the 3rd quarter of 2005. In June 2006, the Company decided to terminate the relationship due to lack of payment under the terms of the distribution agreement.

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

6.    COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2006 are as follows:

2006	$$23,205

Rental expense, resulting from operating lease agreements, approximated $70,632 for the period ended September 30, 2006.

7.    STOCK SUBSCRIPTION PAYABLE

During September 2006, the Company entered into an agreement to convert debt of $14,000 for the shares issued in the year ending December 31, 2006.

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

Dermal Defense acquired these rights for the purchase price of $1,000,000 which has been paid in full. Under the terms of this agreement, Dermal Defense is obligated to pay us a royalty fee quarterly in the amount of $20,000 or 5% of gross revenues generated by Dermal Defense from sales of the product in the quarter, whichever is greater.

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

In May 2005, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer lotion that utilizes the active ingredient Triclosan 1% in every country in the world except Canada, the United States, and Mexico. The Agreement prohibited Safe4Hours from manufacturing, marketing, distributing, or selling any competing product while the Agreement was in full force and effect. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which only $100,000 was received. The remaining $900,000 balance was to be paid in quarterly installments based upon a predetermined formula until the remaining balance is received, and a royalty fee of no less than 5% of gross revenue of all sales. Safe4Hours did not pay any quarterly installments under the terms of the Agreement and we were negotiating with Safe4Hours to revise the payment terms for the remaining $900,000 due under this Agreement. Following these negotiations, we were unable to reach an agreement and terminated the Agreement as a result of Safe4Hours’ failure to materially perform its obligations under the Agreement. Negotiations on ongoing with a party that is seeking to acquire these rights, but can provide no assurance that these negotiations will result in an agreement.

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

Pursuant to the terms of the Distribution Agreement, Cross Global paid us the license fee of $1,000,000. Under the terms of this agreement, we are to receive a minimum royalty fee quarterly of not less than 5% of gross revenue of all sales of our proprietary sunless tanning spray products or $25,000, whichever is greater. At the present time, Cross Global is delinquent in making its royalty payments. We are negotiating with Cross Global regarding this matter. Cross Global is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

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

Insect Repellents

We are in the process of developing an insect repellent with an active ingredient that incorporates our topical polymer-based delivery systems and are presently undergoing in-house research. We anticipate that our research will be completed during the second quarter of 2007.  In the event that we are successful in developing an effective insect repellent that incorporates our topical polymer-based delivery systems, the rights to distribute and sell the developed product will be subject to the terms of the Agreement with EMD entered into on October 7, 2005. There can be no assurance that we will be successful in developing a viable insect repellent that incorporates our topical polymer-based delivery systems and the active ingredient.

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

Hydro-Gel

During the three months ended June 30, 2006, we developed a hydro-gel product that incorporates our topical polymer-based delivery system for a pharmaceutical company. In July 2006, we were notified of a change in the FDA’s approval process and the pharmaceutical company declined to proceed forward following this change. We are now seeking to make this product available to a pharmaceutical company that can successfully secure FDA approval for the marketing and distribution of this product. There can be no assurance that this product will receive FDA approval.

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

This ex-vivo study confirmed that the Chlorhexidine antimicrobial hand sanitizer lotion got a greater than 98% inactivation/kill on the H5N1 virus at various intervals following application up to four hours. This study verifies that the patented polymer delivery system Invisicare® successfully holds the active ingredient Chlorhexidine on the skin for extended periods of time. Additional in-vitro studies performed by RVL using the Chlorhexidine antimicrobial hand sanitizer lotion confirmed a greater than 99.9% inactivation/kill on the seasonal flu virus Influenza A (H1 and H3) as well as Influenza B. We have suspended further studies until such time that we are able to enter into an agreement with a potential licensee for this product.

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

Results of Operations for the three and nine months ended September 30, 2006 and 2005

Revenues

Our total revenue reported for the three months ended September 30, 2006 was $172,934, a 10% increase from $156,093 for the three months ended September 30, 2005. During the three months ended September 30, 2006, $120,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $52,935 of the revenue generated was attributable to product sales. For the three months ended September 30, 2005, we generated revenue of $6,093 from product sales and $150,000 from royalty and licensing fees. The increase in our total revenue for the three months ended September 30, 2006 from the same reporting period in the prior year is primarily attributable to increase product sales.

Our total revenue reported for the nine months ended September 30, 2006 was $649,378, a 1% increase from $644,231 for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, $415,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products, $24,000 was attributable to product development fees, and $210,378 of the revenue generated was attributable to product sales. During the nine months ended September 30, 2005, $406,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $234,809 of the revenue generated was attributable to product sales.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2006 increased to $38,726 from the same reporting period in the prior year when cost of revenues was $2,993. The increase in cost of revenues for the for the three months ended September 30, 2006 from the same reporting period in the prior year is attributable to increased product sales.

Our cost of revenues for the nine months ended September 30, 2006 decreased to $73,218 from the same reporting period in the prior year when cost of revenues was $122,985. The decrease in our cost of revenues is attributable to a shift in our business during fiscal 2006 where we primarily sold our polymers and not packaged products that incorporate our polymers. The cost to produce our polymers is significantly less than the costs associated with producing packaged products that incorporate our polymers.

Gross Profit

Gross profit increased to $134,208, or approximately 77% of sales, for the three months ended September 30, 2006. This is a decrease from a gross profit of $153,100, or approximately 98% of sales for the three months ended September 30, 2005. The decrease in gross profit for the for the three months ended September 30, 2006 from the same reporting period in the prior year is attributable to increased product sales and less revenue generated from royalties and distribution and licensing rights which have no associated cost of revenues.

Gross profit increased to $576,160, or approximately 88% of sales, for the nine months ended September 30, 2006. This is an increase from a gross profit of $521,246, or approximately 81% of sales for the nine months ended September 30, 2005. The increase in gross profit for the nine months ended September 30, 2006 is primarily attributable increased sales of our polymers that have higher profit margins. In prior reporting periods, our product sales consisted primary of packaged products that incorporate our polymers which have lower profit margins.

Operating Expenses

Operating expenses increased to $519,930 for the three months ended September 30, 2006 from $366,728 for the three months ended September 30, 2005. Our operating expenses for the three months ended September 30, 2006 consisted of depreciation and amortization expenses of $64,799 and selling, general and administrative expenses of $455,131. Our operating expenses for the three months ended September 30, 2005 consisted of depreciation and amortization expenses of $68,924 and selling, general and administrative expenses of $297,804. The increase in operating expenses for the three months ended September 30, 2006 from the prior year is primarily attributable to expenditures associated with the research and development of the Chlorhexidine antimicrobial hand sanitizer lotion.

Operating expenses increased to $2,152,794 for the nine months ended September 30, 2006 from $1,308,806 for the nine months ended September 30, 2005. Our operating expenses for the nine months ended September 30, 2006 consisted of depreciation and amortization expenses of

$196,395 and selling, general and administrative expenses of $1,956,399. Stock-based compensation of $725,899 was a significant component of our general and administrative expenses for the three months ended September 30, 2006. Our operating expenses for the nine months ended September 30, 2005 consisted of depreciation and amortization expenses of $206,657 and selling, general and administrative expenses of $1,102,149. Stock-based compensation accounted for $198,000 of our general and administrative expenses for the three months ended September 30, 2006. The increase in operating expenses for the nine months ended September 30, 2006 from the prior year is primarily attributable to expenditures associated with the research and development of the Chlorhexidine antimicrobial hand sanitizer lotion and stock based compensation related to the stock options issued to EMD during the first quarter of 2006.

Net Loss

Net loss for the three months ended September 30, 2006 was $385,722, compared to net loss of $211,521 for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $1,576,442, compared to a net loss of $785,453 for the nine months ended September 30, 2005. The increase in our net loss was primarily attributable to increased expenditures for research and product development.

Our loss per common share for the three months ended September 30, 2006 was $0.00, compared to a loss per common share of $0.00 for the three months ended September 30, 2005. Our loss per common share for the nine months ended September 30, 2006 was $0.03, compared to a loss per common share of $0.01 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had total current assets of $219,106 and total assets in the amount of $1,063,455. Our total current liabilities as of September 30, 2006 were $1,213,220. Included in our current liabilities is $868,000 in unearned revenue due from our distribution agreements entered into with Dermal Defense, Inc., Cross Global, Inc., and Safe4Hours, Inc. We had a working capital deficit of $994,114 as of September 30, 2006.

Operating activities used $631,859 in cash for the nine months ended September 30, 2006. Our net loss of $1,576,442 was the primary component of our negative operating cash flow. There were no investing activities during the nine months ended September 30, 2006. Cash flows provided by financing activities during the nine months ended September 30, 2006 consisted of $600,000 as proceeds from the issuance of common stock and $14,000 for proceeds from stock subscriptions receivable.

Based upon our current financial condition, we have insufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Going Concern

We have incurred cumulative net losses of approximately $13,264,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern.

Revenue Recognition

Revenues are recognized during the period in which the revenues are earned. Costs and expenses are recognized during the period in which they are incurred.

Fixed assets

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

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term

“restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

During the reporting period on August 31, 2006, we held the annual meeting of our security holders. The meeting was called for the purpose of electing directors, confirming the appointment of Sarna & Company as the company’s independent certified public accountant for the fiscal year ended December 31, 2006, and for approval of the adoption of the 2006 Skinvisible, Inc. Stock Incentive Plan. The total number of shares of common stock outstanding on the record date, July 17, 2006, was 63,027,748 shares. The number of votes represented at the meeting was 39,405,374 shares, or 62.5% of the shares eligible to vote.

The following individuals were elected as directors with the votes being as follows:

Nominee	Votes Cast For	Votes Cast Against	Votes Withheld
Terry Howlett	32,269,375	1,018,219	100
Jost Steinbruchel	33,259,294	27,300	100
Greg McCartney	33,259,294	27,300	100

The appointment of Sarna & Company as the Company’s independent certified public accountant for the fiscal year ended December 31, 2006 was confirmed, with the votes cast being as follows:

Votes Cast For	Votes Cast Against	Votes Withheld
33,909,994	29,800	7,200

With respect to the approval of the adoption of the 2006 Skinvisible, Inc. Stock Incentive Plan,

votes were cast for confirmation as follows:

Votes Cast For	Votes Cast Against	Votes Withheld	Not Voted
2,615,100	1,142,619	314,700	35,332,955

No other matters were acted upon by our security holders at our annual meeting.

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

Skinvisible, Inc.

Date:	November 14, 2006

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director