Form 10KSB
period 2006-12-31
SKINVISIBLE INC
filed 2007-04-02
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 000-25911

Skinvisible, Inc.
(Name of small business issuer in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6320 South Sandhill Road Suite 10, Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: 702-433-7154

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenue for its most recent fiscal year. $691,452

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$13,699,320 as of March 28, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 64,443,778 Common Shares as of December 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I
Item 1. Description of Business

Overview

We develop innovative polymer delivery vehicles and related compositions that hold active ingredients on the skin for up to four hours when applied topically. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. This enables active agents the ability to perform their intended functions for an extended period of time. Our polymer delivery vehicles trademarked Invisicare® allow normal skin respiration and perspiration. The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

Products that successfully incorporate Invisicare to date include antimicrobial hand sanitizer lotions, suncare products, skincare moisturizers, sunless tanning products as well as various dermatology products for various skin disorders.  On an ongoing basis, we are seeking to develop polymer formulations that can successfully be incorporated into other products.

Our primary objective is to license Invisicare to established brand manufacturers and marketers of prescription and over-the-counter products in the dermatological, medical, cosmetic, and skincare markets. With the exception of sales to one vendor, our management’s policy is to only sell Invisicare to vendors that have executed a license agreement with us. We conduct our research and development in-house. We engage an outside party that currently handles all of our manufacturing and distribution needs.

Description of Current Products and Agreements

Cosmetics and Personal Care Markets

On October 7, 2005, we entered into a Master Sales, Collaboration and Distribution Agreement (“Agreement”) with EMD Chemicals Inc. (“EMD”), a New York corporation and affiliate of Merck KGaA of Darmstadt, Germany.  Under the terms of this Agreement, we granted EMD the exclusive right to distribute and sell our patented polymer delivery system, Invisicare, for the cosmetics and personal care markets in the entire world. EMD will be entitled to commission income based upon the gross revenues from the sale of sublicensing agreements as well as the polymers.  The initial term of this Agreement is until December 31, 2008 and this Agreement will automatically renew for successive three year terms unless either party provides fourteen months advance notice of its intention to terminate or not renew the Agreement.

As part of the consideration of the Agreement, we granted EMD options to purchase shares of our common stock. We executed a stock option agreement on February 27, 2006 where we granted EMD the option to purchase 5,817,525 shares of common stock at the exercise price of $0.172 per share exercisable until December 31, 2006. These options expired and were not exercised.

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

In December 2006, we entered into an Amended Distribution Agreement to revise the terms of the marketing and distribution rights granted to Dermal Defense and those rights provided to JD Nelson as a sub-distributor. In the Amended Distribution Agreement, we expanded the product for which rights were conferred to include our antimicrobial hand sanitizer lotion composition which utilizes the active ingredient Triclosan 1% and any other active ingredients included in the FDA Monograph exclusive of Chlorhexidine, Chlorhexidine gluconate or iodine or any combinations of iodine or Chlorhexidine gluconate or Chlorhexidine. In accordance with the Amended Distribution Agreement, JD Nelson must now pay all royalties under this arrangement directly to us.

In May 2005, we entered into a Distribution Agreement (“Agreement”) with Safe4Hours, Inc. (“Safe4Hours”), a Nevada corporation. Under the terms of this Agreement, we granted Safe4Hours the exclusive right to distribute, market, sell, and promote our antimicrobial hand sanitizer lotion that utilizes the active ingredient Triclosan 1% in every country in the world except Canada, the United States, and Mexico. The Agreement prohibited Safe4Hours from manufacturing, marketing, distributing, or selling any competing product while the Agreement was in full force and effect. Safe4Hours acquired these rights for an up-front fee of $1,000,000, of which only $100,000 was received. The remaining $900,000 balance was to be paid in quarterly installments based upon a predetermined formula until the remaining balance is received, and a royalty fee of no less than 5% of gross revenue of all sales. Safe4Hours did not pay any quarterly installments under the terms of the Agreement and we were negotiating with

Safe4Hours to revise the payment terms for the remaining $900,000 due under this Agreement. Following these negotiations, we were unable to reach an agreement and terminated the Agreement as a result of Safe4Hours’ failure to materially perform its obligations under the Agreement. We are currently negotiating with JD Nelson to acquire these rights. We have extended an option to JD Nelson to acquire these rights by March 31, 2007 for consideration of $500,000 and a 10% royalty payment. We can provide no assurance that we will execute an agreement with JD Nelson for these rights.

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

Pursuant to the terms of the Distribution Agreement, Cross Global paid us the license fee of $1,000,000. Under the terms of this agreement, we are to receive a minimum royalty fee quarterly of not less than 5% of gross revenue of all sales of our proprietary sunless tanning spray products or $25,000, whichever is greater. We extended the minimum royalty payments terms on 3 different occasions in an effort to accommodate and assist Cross Global in the early stage of their operations. Despite our efforts, Cross Global remains delinquent for the minimum payments due at the present time in the amount of $120,000. We have the ability to terminate the Distribution Agreement as a result of this material breach upon providing notice to Cross Global. We are negotiating with Cross Global regarding this matter and have taken no further action at this time. Cross Global is prohibited under this agreement from manufacturing, marketing, distributing, or selling any competing product while the Distribution Agreement is in full force and effect.

Sunscreen and Skin Care Products

We developed and successfully tested the application of Invisicare in sunscreen products with SPF 15 and SPF 30, sunless tanning lotions, moisturizing creams, aloe after-sun products, and other skin care products. We currently offer Invisicare for incorporation into these products on a private label basis and have multiple agreements in place.

During the reporting period, we developed two additional sunscreen products. One of the products utilizes the active ingredient Parsol 1789. The other product utilizes the active ingredient Tinasorb which has been approved for distribution in Europe, Japan, Australia and recently Canada. Tinasorb has not yet have approval in the US. Tinasorb is a broad spectrum UVA/UVB ingredient. The manufacturer of Tinasorb is Ciba Chemicals. It is our intention to license out the distribution of both of these formulas where approved.

Status of Research and Development for New Applications

We are continuing our research and development toward developing additional applications with Invisicare. We are currently at various development stages for the following potential applications using Invisicare:

•	Insect repellent
•	Sunscreens
•	Antifungal
•	Acne
•	Topical analgesic
•	Atopic dermatitis
•	Antimicrobial hand sanitizer

Insect Repellents

We are in the process of developing an insect repellent with an active ingredient that incorporates our topical polymer-based delivery systems and are presently undergoing in-house research. We anticipate that our research will be completed during the second quarter of 2007.  Our current research efforts are being devoted to producing a stick application for this product. In the event that we are successful in developing an effective insect repellent that incorporates our topical polymer-based delivery systems, the rights to distribute and sell the developed product will be subject to the terms of an Agreement with EMD Chemicals, the owner of the active ingredient. There can be no assurance that we will be successful in developing a viable insect repellent that incorporates our topical polymer-based delivery systems and the active ingredient.

Sunscreen

We developed and successfully tested the application of our polymer delivery vehicles in sunscreen products with SPF 15 and SPF 30, sunless tanning lotions, moisturizing creams, aloe after-sun products, and other skin care products. We currently offer Invisicare for incorporation into these products on a private label basis and have multiple agreements in place.

During the reporting period, we developed two additional sunscreen products. One of the products utilizes the active ingredient Parsol 1789. The other product utilizes the active ingredient Tinasorb which has been approved for distribution in Europe, Japan, Australia and recently Canada. Tinasorb has not yet have approval in the US. Tinasorb is a broad spectrum UVA/UVB ingredient. The manufacturer of Tinasorb is Ciba Chemicals. It is our intention to license out the distribution of both of these formulas.

Antifungal

We have an oral agreement with a pharmaceutical company relating to the development of an antifungal product that incorporates Invisicare with the active ingredient Clotrimazole. We have completed our initial research and development of this product and are awaiting the results of this study.  If this pharmaceutical company is satisfied with the study, we would expect to execute a licensing agreement with this company. A definitive licensing agreement would require the company to pay us an upfront license fee plus ongoing royalty payments based on territorial sales of the product.  There can be no assurance that we will be successful in executing a license agreement for this product.

Acne

We have an oral agreement with a pharmaceutical company relating to the development of an acne product that incorporates Invisicare with the active ingredient retinoic acid. We have completed our initial research and development of this product and are waiting the results of this study.  If this pharmaceutical company is satisfied with the study, we would expect to execute a licensing agreement with this company. A definitive licensing agreement would require the company to pay us an upfront license fee plus ongoing royalty payments based on territorial sales of the product.  There can be no assurance that we will be successful in executing a license agreement for this product.

Topical Analgesic

We have an agreement with an OTC pharmaceutical company relating to the development of an analgesic that incorporates Invisicare with the active ingredient menthol. We have completed our research and development of this product and are expecting to execute a licensing agreement with this company. A definitive licensing agreement would require the company to pay us an upfront license fee plus ongoing royalty payments based on territorial sales of the product.  There can be no assurance that we will be successful in executing a license agreement for this product.

Non-steroidal atopic dermatitis

During the three months ended June 30, 2006, we developed a non-steroidal atopic dermatitis product, also referred to as hydro-gel, for atopic dermatitis that incorporates Invisicare for a pharmaceutical company. In July 2006, we were notified of a change in the FDA’s approval process and the pharmaceutical company declined to proceed forward following this change. We are now seeking to make this product available to a pharmaceutical company that can successfully secure FDA approval for the marketing and distribution of this product. There can be no assurance that this product will receive FDA approval. We are presently working with a pharmaceutical company in Canada to obtain approval to market and distribute this product in Canada.

Antimicrobial Hand Sanitizer Lotion

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

In the event that the Chlorhexidine antimicrobial hand sanitizer lotion proves to be a viable product, we may be required to file a New Drug Application with the US FDA because the drug Chlorhexidine is not presently an approved drug under the FDA Tentative Final Monograph (TFM) for Hand Sanitizers. We may also be required to seek similar regulatory approvals in other foreign jurisdictions. If we are required to file a New Drug Application with the US FDA, further development of this product may be both time and cost prohibitive for us. It is our intention to seek a pharmaceutical partner to fund there additional studies required to obtain FDA approval. There can be no assurance that we will successfully complete the research and development of this product and/or receive approval to make the Chlorhexidine antimicrobial hand sanitizer lotion available for sale in the United States or other foreign jurisdictions.

We filed a patent application on the Chlorhexidine Hand Sanitizer Lotion formula with the United States Patent and Trademark Office. We can provide no assurance that we will receive patent approval for the Chlorhexidine Hand Sanitizer Lotion formula.

We have retained a consultant in China to assist us in securing regulatory approval for this product within China. Our efforts to secure regulatory approval for this product in China are ongoing and we can provide no assurance that we will successfully receive the required approval to market and distribute this product within China.

In December 2006, the Chlorhexidine antimicrobial hand sanitizer has received approval for marketing in Canada.

We have reached a verbal agreement with EMD Chemicals of Hawthorne, NY, an affiliate of Merck KGaA of Darmstadt, Germany, to joint venture the distribution of this product in Southeast Asia and are presently seeking to memorialize this agreement in a written contract.

Competition

Our primary business objective is to license our technology and formulated products to manufacturers of Rx and OTC skincare products Market research undertaken to date has indicated that, at present, there is reasonably limited competition for our polymer-based delivery systems and related technologies such as delivery vehicles and technologies that offer the same performance capabilities for topically administered products.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Patents

On January 4, 2000, we filed a patent application for our antimicrobial dermal barrier composition. We received patent approval (US Patent No. 6,582,683) for our antimicrobial dermal barrier formulation in February 2003 and received the patent certificate in June 2003.

We filed a patent application on August 20, 2001 titled “Topical Compositions, Topical Composition Precursors, and Methods for Manufacturing and Using” for our Invisicare® topical compositions and our methodology for manufacturing and utilization of numerous delivery systems and related applications. The United States Patent and Trademark Office split this application into three different applications as follows: (a) Methods of Manufacturing (b) Topical Compositions and (c) Methods of Use. We received patent approval for the application on Methods of Manufacturing (US Patent No. 6,756,059). However, as the Patent approval of June 2003 already was covered on one of the polymer compositions noted in the Methods of

Manufacturing the Patent Office further split this application into 2 distinct patents. Topical Compositions and Methods of Use are pending.

We have also filed under the Patent Cooperation Treaty (PCT) the Patent titled “Topical Compositions, Topical Composition Precursors, and Methods for Manufacturing and Using” for certain foreign countries. As of December 31, 2005, this patent application is still pending.

In addition to the United States patents currently pending on the core patent technology, we have filed 6 more patents which cover product classes including sunless tanning spray, sunless tanning lotion, sunscreens, chlorhexidine antimicrobial hand lotion, anti-fungal and acne formulations..

Trademarks

In January 2002, we received trademark approval in the United States for the name "Invisicare" to identify our family of polymer delivery systems. We have filed this trade name with the Cosmetic, Fragrance and Toiletries Association ("CFTA") as an ingredient for use in skincare and cosmetic formulations.

We have also applied and received trademark approval for the corporate logo “Skinvisible” and for our sunless and sun tanning products under the name “Solerra” both in the US and Canada.

We are seeking to extend the protection of our trademarks in additional countries where we currently conduct business and those additional countries where we intend to conduct business.

Research and Development

We incurred research and development expenditures in the fiscal year ended December 31, 2006 of $172,764 and $57,091 for the fiscal year ended December 31, 2005.

Existing and Probable Governmental Regulation

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

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

We currently have 6 total employees, including our sole executive officer, and all are full-time employees.

During the year ended December 31, 2006, we retained two additional chemists to provide research and product development services.

Item 2. Description of Property

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Skinvisible Pharmaceuticals, Inc., our wholly owed subsidiary, owns the manufacturing and laboratory equipment at this location.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SKVI.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.72	0.18
June 30, 2006	0.62	0.362
September 30, 2006	0.37	0.30
December 31, 2006	0.75	0.24

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	0.20	0.16
June 30, 2005	0.195	0.17
September 30, 2005	0.21	0.195
December 31, 2005	0.28	0.19

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

(d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2006, we had approximately one hundred eighty (180) holders of record of our common stock and several hundred other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

During the three months ended December 31, 2006, we entered into debt conversion agreements with two lenders converting the total principal balances of $19,000 into 76,000 restricted shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended December 31, 2006, we granted options to purchase 130,000 shares of our common stock, exercisable at $0.27 per share for a period of 5 years from the date of issuance, to two consultants in exchange for services rendered. These options were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

During the three months ended December 31, 2006, we issued 1,240,000 shares of our common stock, par value $0.001, at $0.20 per share. The gross proceeds we received from this offering were $248,000.  We completed this offering pursuant to Regulation S of the Securities Act.  Each investor represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.

During the three months ended September 30, 2006, we issued 10,000 shares of our common stock in exchange for the exercise of warrants previously issued. We received gross proceeds of $20,000 upon the exercise of these warrants. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended March 31, 2006, we issued 1,702,500 shares of our common stock in exchange for the exercise of warrants previously issued. We received gross proceeds of $278,625 upon the exercise of these warrants. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

In July 2006, we adopted the 2006 Skinvisible, Inc. Stock Option Plan, which provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and performance units, and stock awards our officers, directors or employees of, as well as advisers and consultants. This plan was confirmed by our stockholders on August 7, 2006 at the annual shareholders meeting.

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2006
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	1,600,000	0.215	9,900,000
Equity compensation plans not approved by security holders	4,210,000	0.0785	-
Total	5,810,000	$0.0863	9,900,000

Item 6. Management’s Discussion and Analysis

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

Results of Operations for the Years Ended December 31, 2006 and 2005

Revenues

Our total revenue reported for the year ended December 31, 2006 was $691,452, a 19% decrease from $850,280 for the year ended December 31, 2005. During the year ended December 31, 2006, $434,333 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $257,119 of the revenue generated was attributable to product sales. For the year ended December 31, 2005, we generated revenue of $273,520 from product sales and $556,000 from distribution and licensing rights. The decrease in revenues for the year ended December 31, 2006 from the prior year is attributable to a shift in our business during the reporting period where we primarily sold our polymers and not packaged products that incorporate our polymers. The revenues received for sales of just the polymers are significantly less that the revenues received for producing packaged products that incorporate our polymers.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2006 decreased to $77,465 from the prior year when cost of revenues was $140,399. The decrease in our cost of revenues for the year ended December 31, 2006 from the prior year is attributable to a shift in our business during the reporting period where we primarily sold Invisicare and not completed/packaged products that incorporate Invisicare. During the period we granted our 2 major licensees the rights to manufacture the finished product formulations themselves. This resulted in a significant drop in product revenue.

Gross Profit

Gross profit for the year ended December 31, 2006 was $613,987, or approximately 88% of sales. Gross profit for the year ended December 31, 2005 was $850,280, or approximately 83% of sales. The decrease in total gross profit for the for the year ended December 31, 2006 from the prior year is attributable to lower product sales and less revenue generated from royalties and distribution and licensing rights.

Operating Expenses

Operating expenses increased to $2,711,783 for the year ended December 31, 2006 from $1,743,139 for the year ended December 31, 2005. Our operating expenses for the year ended December 31, 2006 consisted of depreciation and amortization expenses of $261,187 and selling, general and administrative expenses of $2,450,596. Our operating expenses for the year ended December 31, 2005 consisted of depreciation and amortization expenses of $275,710 and selling, general and administrative expenses of $1,467,429. We incurred stock-based compensation expenses of $859,160 for the year ended December 31, 2006, as compared to $4,257 for the year ended December 31, 2005. The increase in operating expenses for the year ended December 31, 2006 from the prior year is primarily attributable to expenditures associated with the research and development of the Chlorhexidine antimicrobial hand sanitizer lotion and an expense of $643,051 incurred in connection with the issuance of stock options to EMD pursuant to a distribution agreement entered into in October 2005.

Net Loss

Net loss for the year ended December 31, 2006 was $2,097,604, compared to net loss of $1,031,151 for the year ended December 31, 2005. The increase in our net loss was primarily attributable to increased expenditures for research and product development expenses associated with the issuance of stock options during the reporting period.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $106,364 and total assets in the amount of $887,191. Our total current liabilities as of December 31, 2006 were $1,150,028. We had a working capital deficit of $1,043,664 as of December 31, 2006.

Operating activities used $862,075 in cash for the year ended December 31, 2006. Our net loss of $2,097,604 was the primary component of our negative operating cash flow. Cash flows used by investing activities during the year ended December 31, 2006 was $13,847 for the purchase of fixed assets and intangible assets. Cash flows provided by financing activities during the year ended December 31, 2006 consisted of $870,500 as proceeds from the issuance of common stock and $25,728 as proceeds from a related party payable.

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

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $13,689,926 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Goodwill and Intangible Assets

Beginning January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS No. 142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

SFAS 142 requires us to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. Upon adoption and during 2002, we completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. We expect to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, we have foregone all related amortization expense. Prior to January 1, 2002, we amortized goodwill over an estimated useful life ranging from 3 to 15 years using the straight-line method.

Recently Issued Accounting Pronouncements

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect the adoption of FIN No. 48 to have a material effect on our financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial results.

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheet as of December 31, 2006
F-3	Consolidated Statements of Operations - Years Ended December 31, 2006 and December 31, 2005
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2006 and December 31, 2005
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2006, and the consolidated results of its operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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

Sarna & Company, Certified Public Accountants
March 29, 2007
Westlake Village, California

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	December 31, 2006
Current assets
Cash	$50,070
Accounts receivable	28,812
Inventory	22,902
Due from related party	1,119
Prepaid expense and other current assets	3,461
Total current assets	106,364

Fixed assets, net	29,652

Intangible and other assets
Patents and trademarks, net	41,175
License and distributor rights	50,000
Prepaid royalty fees	660,000

Total assets	$887,191

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$299,300
Loans from related party	25,728
Unearned revenue	825,000
Total current liabilities	1,150,028

Long-term liabilities	--

Total liabilities	1,150,028

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 64,443,748 shares issued and outstanding	64,444
Additional paid-in capital	13,363,317
Stock subscription payable	--
Accumulated other comprehensive loss	(672)
Accumulated deficit	(13,689,926)
Total stockholders' deficit	(262,837)
$887,191
Total liabilities and stockholders' equity

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005

Revenues	$691,452	$850,280

Cost of revenues	77,465	140,399

Gross profit	613,987	709,881

Operating expenses
Depreciation and amortization	261,187	275,710
Selling general and administrative	2,450,596	1,467,429
Total operating expenses	2,711,783	1,743,139

Loss before provision for income taxes	(2,097,796)	(1,033,258)

Other income (expense)	192	2,107
Total other income (expense)	192	2,107

Provision for income taxes	--	--

Net loss	$(2,097,604)	$(1,031,151)

Other comprehensive income (loss)
Foreign currency translation adjustment	(672)	--

Comprehensive loss	$(2,098,276)	$(1,031,151)

Basic income (loss) per common share	(0.03)	(0.02)
Diluted income (loss) per common share	(0.03)	(0.02)

Basic weighted average common shares outstanding	61,925,163	57,263,522

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional	Accumulated Other Compreshensive	Stock Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Income (Loss)	Receivable	Deficit	Equity
Balance, December 31, 2003	$48,714,618	$48,715	$10,450,665	$--	$--	$(9,756,199)	$743,181
Issuance of stock for cash, weighted average price of $0.10 per share	6,579,130	6,579	601,315	--	--	--	607,894
Issuance of stock for services, $ 0.10 per share	331,500	331	31,819	--	--	--	32,150
Net loss	--	--	--	--	--	(804,972)	(804,972)
Balance, December 31, 2004	55,625,248	55,625	11,083,799	--	--	(10,561,171)	578,253
Issuance of stock for services, $ 0.18 per share	1,100,000	1,100	196,900	--	--	--	198,000
Issuance of stock in lieu of debt, $ 0.13 per share	1,000,000	1,000	129,000	--	--	--	130,000
Issuance of stock for settlement of debt, $0.10 per share	100,000	100	9,900	--	--	--	10,000
Issuance of stock for cash, $0.10 per share	100,000	100	9,900	--	--	--	10,000
Issuance of stock in lieu of debt, $ 0.10 per share	210,000	210	20,790	--	--	--	21,000
Issuance of stock for cash, $0.05 per share	40,000	40	1,960	--	--	--	2,000
Issuance of stock for services, $ 0.21 per share	50,000	50	10,450	--	--	--	10,500
Cash rceived for future issuance of stock	--	--	--	--	134,873	--	134,873
Issuance of stock options	--	--	4,257	--	--	--	4,257
Issuance of stock warrants	--	--	19,046	--	--	--	19,046
Net loss	--	--	--	--	--	(1,031,151)	(1,031,151)
Balance, December 31, 2005	58,225,248	58,225	11,486,002	--	134,873	(11,592,322)	86,778
Issuance of stock for cash, $0.15 per share	3,415,000	3,415	508,708	--	(134,873)	--	377,250
Issuance of stock for cash, $0.03 per share	50,000	50	1,429	--	--	--	1,479
Issuance of stock for cash, $0.05 per share	75,000	75	3,675	--	--	--	3,750
Issuance of stock for services, $0.05 per share	50,000	50	2,450	--	--	--	2,500
Issuance of stock for cash, $0.08 per share	75,000	75	5,925	--	--	--	6,000
Issuance of stock for cash, $0.10 per share	112,500	113	11,137	--	--	--	11,250
Issuance of stock for cash, $0.18 per share	110,000	110	19,690	--	--	--	19,800
Issuance of stock for cash, $0.20 per share	915,000	915	182,056	--	--	--	182,971
Issuance of stock options	--	--	643,051	--	--	--	643,051
Issuance of stock options to employees and directors	--	--	120,131	--	--	--	120,131
Issuance of stock options for services			73,002	--	--	--	73,002
Issuance of stock for debt , $ 0.25 per share	20,000	20	4,980	--	--	--	5,000
Issuance of stock for debt , $ 0.25 per share	56,000	56	13,944	--	--	--	14,000
Issuance of stock for cash, $0.20 share	1,340,000	1,340	266,660	--	--	--	268,000
Issuance of stock options for services			8,995	--	--	--	8,995
Issuance of stock option to employees			11,482	--	--	--	11,482
Effect of foreign currency translation	--	--	--	(672)	--	--	(672)
Net loss	--	--	--	--	--	(2,097,604)	(2,097,604)
Balance, December 31, 2006	64,443,748	$64,444	$13,363,317	$(672)	$--	$(13,689,926)	$(262,837)

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the twelve months ended December 31, 2006	For the twelve months ended December 31, 2005

Cash flows from operating activities:
Net loss	$(2,097,604)	$(1,031,151)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	261,187	275,710
Stock based compensation	859,160	241,803
Loss on disposal of assets	--	--
Changes in operating assets and liabilities:
Change from currency translation		--
Change in inventory	50,892	38,848
Change in accounts receivable	99,177	(108,048)
Change in deposits	--
Change in prepaid expenses and other current assets	2,883	(4,423)
	--	--
Change in stock subscription receivable
Change in bank overdraft	--	--
Change in accounts payable and accrued liabilities	111,584	11,399
Change in unearned revenue	(153,000)	355,000
Net cash used by operating activities	(862,075)	(204,501)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(13,847)	(4,077)
Net cash used by investing activities	(13,847)	(4,077)

Cash flows from financing activities:
Proceeds from related party payable	25,728	--
Proceeds from stock subscription payable	--	134,873
Proceeds from issuance of common stock	870,500	12,000
Net cash provided by financing activities	896,228	146,873

Effect of exchange rate changes on cash and assets	(965)	--

Net change in cash	19,341	(61,705)

Cash, beginning of year	30,729	92,434

Cash, end of year	$50,070	$30,729

Supplemental disclosure of cash flow information:
Stock issued for conversion of accounts payable, 100,000 shares at $0.10	$--	$21,000
Stock issued for conversion of accounts payable, 76,000 shares at $0.25	$19,000	$--

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $13,689,926 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2006 and 2005, the Company incurred advertising costs totaling $87,741 and $32,913, respectively.

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

Stock-based compensation - On January 1, 2005, the Company adopted SFAS No. 123 (R) “Share-Based Payment” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006 and 2005 totaled $86,576 and $4,257 respectively.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect.

Recent accounting pronouncements - The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS No. 109), Accounting for Income Taxes, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Based on the funded status of our plans as of the date of our most recent actuarial valuation, we expect the adoption of FAS 158 to reduce reported stockholders' equity by approximately $100 million. However, the actual impact of adopting FAS 158 is highly dependent on a number of factors, including the discount rates in effect at the next measurement date, and the actual rate of return on pension assets during fiscal 2007. These factors could significantly increase or decrease the expected impact of adopting FAS 158.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, “Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a “restatement process” where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

Reclassification - The financial statements from 2005 reflect certain reclassifications, which will have no effect on net income, to conform to classifications in the current year.

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	41,889
Leasehold improvements	12,569
Lab equipment	115,946
339,502
Less: accumulated depreciation	309,850

Fixed assets, net	$29,652

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2006, patents and trademarks total $70,233, net of accumulated amortization of $29,058.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2006.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of December 31, 2006, the Company has paid a total of $1,880,000 of which $1,220,000 has been expensed and $660,000 has been recorded as prepaid royalties which will expense in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $120,000.

4. STOCK OPTIONS AND WARRANTS

Stock options employees and directors - During the year ended December 31, 2006 and 2005, the Company granted stock options to employees and directors totaling 1,050,000 and 35,000 shares of its common stock with a weighted average strike price of $0.21 and $0 .13 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $221,867 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 178 % to 193%. The Company has recorded an expense of $131,613 for the year ended December 31, 2006 based upon the vested portion of the stock options totaling 691,667 up through December 31, 2006.

Stock options non-employees and directors - During the year ended December 31, 2006 and 2005, the Company granted stock options for services totaling 425,000 and 145,000 shares of its common stock with a weighted average strike price of $0.19 and $0 .13 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $81,997 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years, risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 178% to 193%.

During the year ending December 31, 2006 the Company entered into an agreement as discussed in note 5, which included stock options of 5,817,525 shares of common stock, with a strike price of $0.17. The options expired December 31, 2006.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK OPTIONS AND WARRANTS (continued)

The following is a summary of options activity during the years ended December 31, 2006 and 2005:
	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	2,720,000	$0.08
Options granted and assumed	180,000	0.13
Options expired	--	--
Options canceled	--	--
Options exercised	75,000	0.05
Balance, December 31, 2005	2,825,000	$0.08
Options granted and assumed	7,292,525	0.18
Options expired	5,817,525	--
Options canceled	--	--
Options exercised	100,000	0.12

Balance, December 31, 2006	4,200,000	$.11

Stock warrants - During the year ended December 31, 2006, the Company granted stock warrants related to common stock issued through a private placement totaling 670,000 with a strike price of $0.30 per share.

The following is a summary of warrants activity during the years ended December 31, 2006 and 2005:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2004	7,162,000	$0.15
Warrants granted and assumed	--	--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2005	7,162,000	$0.15
Warrants granted and assumed	670,000	0.30
Warrants expired	4,802,500	0.20
Warrants canceled	--	--
Warrants exercised	--	--

Balance, December 31, 2006	3,030,000	$0.11

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2006, the Company has received $925,000 and has reflected $375,000 as unearned revenue and $550,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2006, the Company has received $1,000,000 and has reflected $450,000 as unearned revenue and $550,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

In May 2005, the Company entered into a distribution agreement with Safe4Hours, Inc. (“Safe4Hours”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary antimicrobial hand sanitizer for all countries of the world except Canada, United States, and Mexico. Terms of the agreement required Safe4Hours to pay a fee of $1 million comprising of a non-refundable deposit of $25,000 with the balance of $975,000 payable as recognized as revenue ratably over a five year period. As of December 31, 2006, the Company has received $120,000 and has reflected $120,000 as revenue in the accompanying consolidated financial statements. The terms of the agreement were not satisfied and the contract was cancelled as of December 31, 2006.

In October 2005, the Company entered into a distribution agreement with EMD Chemicals Inc. (“EMD”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary polymer delivery system “Invisicare” for all countries of the world. Terms of the agreement states that the Company would grant EMD options to purchase shares of their common stock. A stock option agreement was executed on February 27, 2006, where the Company granted EMD the option to purchase 5,817,525 shares of common stock at the exercise price of $0.172 per share exercisable until December 31, 2006. The option was valued at $643,051 determined using Black-Scholes option pricing model based on the following assumptions: term of 0.84 year, volatility rate of 192%, risk free interest rate of 3.5% and dividend yield of 0% The option expired on December 31, 2006 but the expense remained incurred as it was deemed as a contract negotiation incentive.

6. COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2006 are as follows:

2007	$$95,464
2008	97.028
2009	98,622

Rental expense, resulting from operating lease agreements, approximated $93,711 for the year ended December 31, 2006.

7. SUBSEQUENT EVENTS

In January and February 2007, the Company issued 75,000 shares of common stock relating to the 2006 Private Placement for $0.20 cents per share for a total received of $15,000.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	59	Chief Executive Officer, Chief Financial Officer, & Director
Jost Steinbruchel	66	Director
Greg McCartney	55	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Mr. Terry H. Howlett, has been our Chief Executive Officer & Director since March 5, 1998. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc., which marketed cosmetic and skin, care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

Mr. Jost Steinbruchel, has been a member of our board of directors since February 17, 1999. Mr. Steinbruchel has operated his own company since 1984, in Geneva Switzerland specializing in financial engineering in international trade throughout a wide network of banking relations, principally in Europe, China, Australia and Africa. Previously, he spent 20 years of his professional career as an executive in international banking with Lloyds of London, Citicorp and Credit Suisse. Mr. Steinbruchel has a law degree from Sorboure, Paris.

Mr. Greg McCartney has been a member of our board of directors since January 10, 2005. Mr. McCartney is Managing Director of Taylor, Butterfield & Worth Asset Management Corporation a management consulting services firm assisting clients in becoming fully reporting public companies. Previously Mr. McCartney was the Chairman of the Board for Genesis Bioventures (formely BioLabs) and also formerly served as their CEO. Genesis Bioventures is currently trading on the OTCBB. Mr. McCartney has over 20 years experience serving as officer and director of both private and public companies in various manufacturing and technology industries. Prior to founding BioLabs in 1997, Mr. McCartney was the founder and director of

Aspenwood Holdings Corporation, a business consulting firm specializing in financing, public relations and venture capital in the technology and manufacturing industries. From 1986 to 1995 he was the President of an emerging high technology company and also served as officer and director of other companies. Previously, he was involved with international real estate and land development.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have one significant employee that makes a significant contribution to our business other than our officers and directors.

Dr. James A. Roszell, Ph.D, is a doctoral chemist with over 35 years' experience in product formulation, experimental design, analysis, and method validation. Since joining Skinvisible in 1998, he has been responsible for research and development of our patented technology, related polymer delivery vehicles, product formulations and compositions. Dr. Roszell is a joint contributor to Skinvisible's Patent Number 6.756.059 and responsible for our eight pending patents. Prior to joining Skinvisible, he worked as chemist for Supertech Products, Inc. in Florida where his responsibilities included ensuring compliance with OSHA, EPA and other standards and regulations, maintenance of quality control, research and development for new products. Dr. Roszell's background includes work in chemical, pharmaceutical, environmental and clinical laboratory arenas. His chemical and scientific expertise makes a significant contribution to our business.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	0	0
Jost Steinbruchel Director	0	0	0
Greg McCartney Director	0	0	0

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

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2006 2005	160,000 145,000	- -	36,000 85,000	- -	- -	- -	- 24,522	196,000 254,522

Narrative Disclosure to the Summary Compensation Table

We have a 3 year employment agreement dated January 1, 2006 with Mr. Howlett. Mr. Howlett was paid an annual base salary of $165,000 for the year ended December 31, 2006 and $145,000 for the year ended December 31, 2005. During the fiscal year ended December 31, 2006, we granted Mr. Howlett options to purchase 200,000 shares of our common stock at the exercise price of $0.18 per share with an expiration date of January 3, 2011. These options are fully vested and immediately exercisable. The aggregate value of these options was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.”

At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	200,000 1,200,000 1,000,000	- - -	- - -	0.18 0.05 0.05	1/3/2011 04/01/2008 09/29/2008	- - -	- - -	- - -	- - -

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett	-	-	-	-	-	-	-
Jost Steinbruchel	12,000	-	18,000	-	-	-	30,000
Greg McCartney	12,000	-	18,000	-	-	-	30,000

Narrative Disclosure to the Director Compensation Table

The all fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $1,000. Mr. McCartney and Mr. Steinbruchel each received a total of $12,000 in consideration for services rendered as members of our board of directors.

During the fiscal year ended 2006, we granted Mr. McCartney and Mr. Steinbruchel each 100,000 stock options at the exercise price of $0.18 per share with an expiration date of January 4, 2011 in exchange for services rendered as members of our board of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 64,443,748 shares of common stock issued and outstanding on December 31, 2007. Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Title of class	Name and addressof beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Terry Howlett	5,523,248 shares	12.3% (2)
Common	Jost Steinbruchel	1,750,000 shares	4.9% (3)
Common	Greg McCartney	90,000 shares	0.5% (4)
Total of All Directors and Executive Officers:		7,363,248 shares	17.7%
More Than 5% Beneficial Owners:
None

(1)
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

(2)
Includes options that may be exercised immediately to purchase 1,200,000 shares at a price of $0.05; options that may be exercised immediately to purchase 200,000 shares at a price of $0.18, and warrants that may be immediately exercised to purchase 1,000,000 shares at a price of $0.05.

(3)
Includes options that may be exercised immediately to purchase 300,000 shares at a price of $0.05, options that may be exercised immediately to purchase 100,000 shares at a price of $0.18, and warrants that may be exercised immediately to purchase 1,000,000 shares at a price of $0.05

(4)	Includes options that may be exercised immediately to purchase 100,000 shares at a price of $0.10 and options that may be exercised immediately to purchase 100,000 shares at a price of $0.18.

Item 12. Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2006 or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Item 13. Exhibits

Exhibit Number	Description
10.1	Amendment to Distribution Agreement (1)
10.2	Employment Agreement with Terry Howlett
14.1	Code of Ethics (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and those portions have been filed separately with the Securities and Exchange Commission

(2)	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $21,770 and $19,890 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/ Terry Howlett
Terry Howlett Chief Executive Officer and Chief Financial Officer April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Terry Howlett	/s/ Jost Steinbruchel
	Terry Howlett Director April 2, 2007	Jost Steinbruchel Director April 2, 2007

By:	/s/ Greg McCartney
Greg McCartney Director April 2, 2007