Form 10QSB
period 2007-03-31
SKINVISIBLE INC
filed 2007-05-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 64,711,248 common shares as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of March 31, 2007
F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
F-3	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006
F-4	Notes to Unaudited Consolidated Financial Statements

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	March 31, 2007

Current assets
Cash	$4,116
Accounts receivable	48,536
Inventory	33,141
Due from related party	1,119
Prepaid expense and other current assets	25,486
Total current assets	112,398

Fixed assets, net	27,538

Intangible and other assets
Patents and trademarks, net	43,273
License and distributor rights	50,000
Prepaid royalty fees	600,000

Total assets	$833,209

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$440,020
Loans from related party	95,976
Unearned revenue	750,000
Total current liabilities	1,285,996

Long-term liabilities	--

Total liabilities	1,285,996

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 64,711,248 shares issued and outstanding	64,711
Additional paid-in capital	13,411,094
Stock subscription receivable	35,000
Accumulated other comprehensive loss	(909)
Accumulated deficit	(13,962,683)
Total stockholders' deficit	(452,787)

Total liabilities and stockholders' equity	$833,209

See Accompanying Report of Independent Registered Public Accounting Firm and Notes in Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006 (Restated)

Revenues	$183,316	$235,167

Cost of revenues	10,154	21,321

Gross profit	173,162	213,846

Operating expenses
Depreciation and amortization	64,671	66,692
Selling general and administrative	381,248	1,237,040
Total operating expenses	445,919	1,303,732

Loss before provision for income taxes	(272,757)	(1,089,886)

Other income (expense)	--	--
Total other income (expense)	--	--

Provision for income taxes	--	--

Net loss	$(272,757)	$(1,089,886)

Other comprehensive income (loss)
Foreign currency translation adjustment	(237)	--

Comprehensive loss	$(272,994)	$(1,089,886)

Basic income (loss) per common share	$(0.00)	$(0.02)
Diluted income (loss) per common share	$(0.00)	$(0.02)

Basic weighted average common shares outstanding	64,711,248	59,141,998

See Accompanying Report of Independent Registered Public Accounting Firm and Notes in Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2007	For the three months ended March 31, 2006 (Restated)

Cash flows from operating activities:
Net loss	$(272,757)	$(1,089,886)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	64,671	66,393
Stock based compensation	49,475	839,141
Changes in operating assets and liabilities:
Change in inventory	(10,239)	13,923
Change in accounts receivable	(43,655)	(51,159)
Change in prepaid expenses and other current assets	475	382
Change in related party receivable	--	4,551
Change in accounts payable and accrued liabilities	140,727	65,669
Change in unearned revenue	(100,000)	58,000
Net cash provided (used) by operating activities	(171,303)	(92,986)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(4,662)	--
Net cash used by investing activities	(4,662)	--

Cash flows from financing activities:
Proceeds from related party loans	70,248	-
Proceeds from stock subscription receivable	35,000	4,500
Purchase of treasury stock	--
Proceeds from issuance of common stock	25,000	137,750
Net cash provided by financing activities	130,248	142,250

Efect of exchange rate changes on cash and assets	(237)	-

Net change in cash	(45,954)	49,264

Cash, beginning of period	50,070	30,729

Cash, end of period	$4,116	$79,993

See Accompanying Report of Independent Registered Public Accounting Firm and Notes in Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Skinvisible, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $13,962,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the quarters ended March 31, 2007 and 2006, the Company incurred advertising costs totaling $4,261 and $15,860, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the period ended March 31, 2007 reflect the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the periods ended March 31, 2007 and 2006 totaled $44,377and $839,171 respectively.

Earnings (loss) per share -Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stocks during the applicable period. Diluted earnings per share is computed using the weighted-average number of common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Recent accounting pronouncements - In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires companies to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted SFAS 158 effective for the fiscal year ending December 31, 2006. Adoption of this statement had no impact on the Company’s financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

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

2.	FIXED ASSETS

Fixed assets consist of the following as of March 31, 2007:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	41,880
Leasehold improvements	12,569
Lab equipment	115,946
339,493
Less: accumulated depreciation	311,955

Fixed assets, net	$27,538

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2007, patents and trademarks total $74,894, net of accumulated amortization of $31,621.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2007.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalty fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of March 31, 2007, the Company has paid a total of $1,848,000 and accrued a total of $24,000 in accounts payable of which a total of $1,248,000 has been expensed and $600,000 has been recorded as prepaid royalties which will be expensed in the future in accordance to the terms of the agreement. The remaining future royalty payments related to the agreement approximates $152,000.

4.	LOAN PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of the following at March 31, 2007:

Loan payable due to a officer, bearing no interest, due on demand and unsecured.	$85,975

Loan payable due to a officer, bearing no interest, due on demand and unsecured.	$10,000
$95,975

5.	UNEARNED REVENUE

Unearned revenue totaling $725,000 as of March 31, 2007, relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned, see Note 6 for further discussion.

6.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors - During the periods ended March 31, 2007 and 2006, the Company granted stock options to employees and directors totaling -0- and 650,000 shares of its common stock with a weighted average strike price of $0.00 and $0 .21 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The Company has recorded an expense of $13,475 for the period ended March 31, 2007 based upon the vested portion of employee stock options relating to options issued in 2006.

Stock options non-employees - During the periods ended March 31, 2007 and 2006, the Company granted stock options for services totaling -0- and 395,000 and shares of its common stock with a weighted average strike price of $0.00 and $0 .19 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years.

As of March 31, 2007 stock options outstanding totaled 4,050,000 with a weighted average strike price of $0.12

Stock warrants - During the year period ended March 31, 2007, the Company granted stock warrants related to common stock issued through a private placement totaling 37,500 with a strike price of $0.30 per share. As of March 31, 2007 stock warrants outstanding totaled 3,067,500 with a weighted average strike price of $0.11 per share.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million. The $1 million fee will be recognized as revenue ratably over a five year period. As of March 31, 2007, the Company has received $1,000,000 and has reflected $350,000 as unearned revenue and $650,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer. In April 2005 Dermal Defense sold their exclusive marketing and distribution rights for North America to JD Nelson and Associates, LLC. Under the terms of the agreement JD Nelson purchase polymer from the Company and pay the 5% royalty on product sales of the Antimicrobial Hand Sanitizer to the Company.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement required Cross Global to pay a fee of $1 million over a defined time period..The $1 million fee will be recognized as revenue ratably over a five year period. As of March 31, 2007, the Company has received $1,000,000 and has reflected $400,000 as unearned revenue and $600,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2007 are as follows:

2007	$$69,249
2008	97,028
2009	98,622

Rental expense, resulting from operating lease agreements, approximated $26,215 for the period ended March 31, 2007.

9.	STOCK SUBSCRIPTIONS RECEIVABLE

During March 2007, the Company received $35,000 for shares issued in the period ending June 30, 2007.

10.	SUBSEQUENT EVENTS

On April 11, 2007, the company entered into a Licensing Agreement (“Agreement”) with DRJ Group, Inc. (“DRJ”), a California corporation. Under the terms of this Agreement, they granted DRJ the exclusive right to distribute, market, sell, and promote a formula specific topical analgesic that incorporates the company’s proprietary and patented Invisicare polymer in North America. DRJ manufactures STOPAIN®, a cream product topically applied which is designed to provide relief to people suffering from muscle stiffness, arthritis or muscle strains. Under the terms of the Agreement, the company will generate revenues from polymer sales to DRJ and be entitled to receive royalties from all product sales generated by DRJ.

11.	RESTATEMENTS

For the period ended March 31, 2006, the Company did not properly account for stock options granted to its consultants, the valuation resulted in an additional expense of $115,742 to operations. The change in value was included in the previously filed December 31, 2006 statements.

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

We are currently negotiating with JD Nelson to acquire these rights. We offered to JD Nelson these acquisition rights in exchange for $500,000 and a 10% royalty payment. We further extended the termination date of our offer to JD Nelson to acquire these rights to August 31, 2007. We can provide no assurance that we will execute an agreement with JD Nelson for these rights.

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

We are negotiating with Cross Global regarding this matter. We have offered to release and forever discharge Cross Global from the $120,000 delinquency and requirement to pay a minimum royalty payment monthly in exchange for Cross Global relinquishing its exclusivity to utilize our proprietary polymer formula in connection with the distribution, marketing, and sale of sunless tanning products in the applicable territory with the exception of the mit-tan product. Cross Global has verbally agreed to these terms and we are in the process of memorializing this agreement in writing. There can be no assurance that we will successfully be able to execute a written agreement with these terms.

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

Topical Analgesic

On April 11, 2007, we entered into a Licensing Agreement (“Agreement”) with DRJ Group, Inc. (“DRJ”), a California corporation. Under the terms of this Agreement, we granted DRJ the exclusive right to distribute, market, sell, and promote a topical analgesic that incorporates our proprietary and patented Invisicare polymer in North America. DRJ manufactures STOPAIN®, a cream product topically applied which is designed to provide relief to people suffering from muscle stiffness, arthritis or muscle strains. Under the terms of the Agreement, we will generate revenues from product sales to DRJ and be entitled to receive royalties from all product sales generated by DRJ.

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

Results of Operations for the three months ended March 31, 2007 and 2006

Revenues

Our total revenue reported for the three months ended March 31, 2007 was $183,316, a 22% decrease from $235,167 for the three months ended March 31, 2006. During the three months ended March 31, 2007, $101,193 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products, $56,465 of the revenue generated was attributable to product sales, and we received fees of $25,657 in connection with product research we conducted. For the three months ended March 31, 2006, we generated revenue of $35,511 from product sales and $175,000 from distribution and licensing rights. The decrease in revenues for the three months ended March 31, 2007 as compared to the same reporting period in the prior year is attributable to lower revenues from distribution and licensing rights of our products.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2007 decreased to $10,154 from the prior three months when cost of revenues was $21,231. The decrease in our cost of revenues for the three months ended March 31, 2007 as compared to the same reporting period in the prior year is attributable to a shift in our business during the reporting period where we primarily sold Invisicare and not completed/packaged products that incorporate Invisicare. Subsequent to the first quarter in 2006, we granted our 2 major licensees the rights to manufacture the finished product formulations themselves. This resulted in a significant decrease in our cost of revenues.

Gross Profit

Gross profit for the three months ended March 31, 2007 was $173,162, or approximately 94% of sales. Gross profit for the three months ended March 31, 2006 was $213,846, or approximately 91% of sales. The increase in total gross profit for the for the three months ended March 31, 2007 from the prior three months is attributable to sales of Invisicare which have a higher associated gross profit margin as opposed to sales of completed/packaged products that incorporate Invisicare which carry a loss gross profit margin.

Operating Expenses

Operating expenses decreased to $445,919 for the three months ended March 31, 2007 from $1,303,040 for the three months ended March 31, 2006. Our operating expenses for the three months ended March 31, 2007 consisted of depreciation and amortization expenses of $64,671 and selling, general and administrative expenses of $381,248. Our operating expenses for the three months ended March 31, 2006 consisted of depreciation and amortization expenses of $66,692 and selling, operating expenses of $1,237,040. The decrease in operating expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily attributable to stock based compensation related to the stock options issued to EMD during the first quarter of 2006. We incurred stock based compensation expenses of $723,399 for the three months ended March 31, 2006.

Net Loss

Net loss for the three months ended March 31, 2007 was $272,757, compared to net loss of $1,089,886 for the three months ended March 31, 2006. The decrease in our net loss was primarily attributable to significantly lower expenditures incurred on stock based compensation during the reporting period.

Liquidity and Capital Resources

As of March 31, 2007, we had total current assets of $112,398 and total assets in the amount of $833,209. Our total current liabilities as of March 31, 2007 were $1,285,996. We had a working capital deficit of $1,173,598 as of March 31, 2007.

Operating activities used $171,303 in cash for the three months ended March 31, 2007. Our net loss of $272,757 was the primary component of our negative operating cash flow. Cash flows used by investing activities during the three months ended March 31, 2007 was $4,662 for the purchase of fixed assets and intangible assets. Cash flows provided by financing activities during the three months ended March 31, 2007 was $130,248. We received $70,248 as proceeds from related party loans and $25,000 as proceeds from the issuance of common stock during the three months ended March 31, 2007.

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

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $13,957,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

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

Research and Development Costs

Research and development costs are charged to expense when incurred. Costs incurred to internally develop the product, including costs incurred during all phases of development, are charged to expense as incurred.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the benefit of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 become effective as of the beginning of our 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact that FIN 48 will have on our financial statements.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 157 will have on our financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements

when Quantifying Misstatements in Current Year Financial Statements" (SAB 108), which addresses how to quantify the effect of financial statement errors. The provisions of SAB 108 become effective as of the end of our 2007 fiscal year. We do not expect the adoption of SAB 108 to have a significant impact on our financial statements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

During the three months ended March 31, 2007, we issued 92,500 restricted shares of our common stock as a result of entering into debt conversion agreements with two lenders to convert total principal balances of $21,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended March 31, 2007, we issued 75,000 shares of our common stock, par value $0.001, at $0.20 per share. The gross proceeds we received from this offering were $15,000.  We completed this offering pursuant to Regulation S of the Securities Act.  Each investor represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Licensing Agreement with DRJ Group, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously filed an an exhibit to the Amended Current Report on Form 8-K/A filed on May 8, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

Date:	May 14, 2007

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer and Director