Form 10QSB
period 2007-06-30
SKINVISIBLE INC
filed 2007-08-14
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,081,248 common shares as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
F-1	Unaudited Consolidated Balance Sheet as of June 30, 2007
F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006
F-3	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006;
F-4	Notes to Unaudited Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	June 30, 2007

Current assets
Cash	$8,381
Accounts receivable	38,644
Inventory	30,202
Due from related party	1,141
Prepaid expense and other current assets	10,459
Total current assets	88,827

Fixed assets, net	25,763

Intangible and other assets
Patents and trademarks, net	40,493
License and distributor rights	50,000
Prepaid royalty fees	540,000

Total assets	$745,083

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$489,609
Accrued interest payable	1,973
Loans from related party	97,460
Convertible notes payable	225,000
Unamortized debt discount	(95,167)
Unearned revenue	650,000
Total current liabilities	1,368,875

Long-term liabilities	--

Total liabilities	1,368,875

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 65,081,248 shares issued and outstanding	65,081
Additional paid-in capital	13,700,769
Accumulated other comprehensive loss	916
Accumulated deficit	(14,390,558)
Total stockholders' deficit	(623,792)

Total liabilities and stockholders' equity	$745,083

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMTNS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006 (Restated)

Revenues	$194,692	$238,167	$378,007	$473,334

Cost of revenues	41,139	13,171	51,293	34,492

Gross profit	153,553	224,996	326,714	438,842

Operating expenses
Depreciation and amortization	64,782	64,904	129,471	131,596
Selling general and administrative	515,567	455,026	897,875	1,691,883
Total operating expenses	580,349	519,930	1,027,346	1,823,479

Loss before provision for income taxes	(426,796)	(294,934)	(700,632)	(1,384,637)

Other income (expense)	--	192	--	192
Total other income (expense)	--	192	--	192

Provision for income taxes	--	--	--	--

Net loss	$(426,796)	$(294,742)	$(700,632)	$(1,384,445)

Other comprehensive income (loss) Foreign currency translation adjustment	1,315		1,588	--

Comprehensive loss	$(425,481)	$(294,742)	$(699,044)	$(1,384,445)

Basic income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02)
Diluted income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	64,870,259	60,726,546	64,684,245	60,726,546

See Accompanying Report of Independent Registered Public Accounting Firm and Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the six months ended June 30, 2007	For the six months ended June 30, 2006 (Restated)

Cash flows from operating activities:
Net loss	$(699,044)	$(1,384,445)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	129,471	131,297
Stock based compensation	97,950	839,141
Interest expense related to beneficial conversion feature	107,403	--
Changes in operating assets and liabilities:
Change in inventory	(7,300)	5,122
Change in accounts receivable	(33,763)	(76,193)
Change in prepaid expenses and other current assets	(502)	871
Change in related party receivable	(22)	4,102
Change in accounts payable and accrued liabilities	203,308	(388)
Change in accrued interest	1,973	--
Change in unearned revenue	(200,000)	(85,000)
Net cash provided (used) by operating activities	(400,526)	(565,493)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(4,662)	--
Net cash used by investing activities	(4,662)	--

Cash flows from financing activities:
Proceeds from related party loans	71,732	-
Proceeds from convertible notes payable	225,000	17,500
Proceeds from issuance of common stock	65,000	582,500
Net cash provided by financing activities	361,732	600,000

Effect of exchange rate changes on cash and assets	1,767	-

Net change in cash	(41,689)	34,507

Cash, beginning of period	50,070	30,729

Cash, end of period	$8,381	$65,236

Schedule of non-cash financing and investing activities:
Issuance of 37,500 shares of common stock for consulting fees at $0.20 per share, $7,500 remaining in prepaid expenses	$37,500	$--

Issuance of 70,000 shares of common stock for payment of accounts payable at $0.20 per share	$14,000	$-

Receipt of 150,000 shares of common stock in exchange for accounts receivable at $0.25per share	$48,931	$-

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,390,558 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Comprehensive income (loss) - The company’s accumulated other comprehensive loss consists of the accumulated foreign currency translation adjustments

Segment information - The Company discloses segment information in accordance with Statements of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which uses the Management approach to determine reportable segments. The Company operates under one segment.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the quarters ended June 30, 2007 and 2006, the Company incurred advertising costs totaling $12,563 and $35,708, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the period ended June 30, 2007 reflect the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the periods ended June 30, 2007 and 2006 totaled $97,950and $839,141 respectively.

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

2.     FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	42,294
Leasehold improvements	12,569
Lab equipment	115,946
339,907
Less: accumulated depreciation	314,144
Fixed assets, net	$25,763

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2007, patents and trademarks total $74,894, net of accumulated amortization of $34,401.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2007.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalty fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of June 30, 2007, the Company has paid a total of $1,836,000, and accrued total of $30,000 in accounts payable, of which a total of $1,326,000 has been expensed and $540,000 has been recorded as prepaid royalties which will be expensed in the future in accordance to the terms of the agreement. The remaining future royalty payments related to the agreement approximates $134,000.

4. LOAN PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of the following at June 30, 2007:

Loan payable due to a officer, bearing no interest, due on demand and unsecured.	$87,460

Loan payable due to a officer, bearing no interest, due on demand and unsecured.	$10,000
$97,460

5. NOTES PAYABLE - CONVERTIBLE DEBT

Convertible notes payable as of June 30, 2007of $225,000 consists of promissory convertible notes to six individuals. The notes are due by August 30, 2007, one note due June 30, 2007, accruing interest at 10% per annum, which at the investors option until the repayment date, August 30, 2007, can be converted to shares of the company’s common stock at a set price of $0.20 per share along with additional warrants to purchase one share per every two shares purchased at the exercise price of $0.25 per share if exercised in year one and $0.30 per share if exercised in year two and available only upon conversion of the note payable.

In accordance with EITF 00-27, the Company has determined value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The estimated value of the warrants of $202,570 was determined using the Black-Scholes option pricing model under the following assumptions: life of 3 years, risk free interest rate of 5.00%, a dividend yield of 0% and volatility of 127%. The face amount of these convertible notes payable of $225,500 was proportionately allocated to the convertible notes and the warrants in the amounts of $151,821 and $73,179, respectively. These convertible notes were then allocated between the notes and the beneficial conversion feature, which attributed to $22,430 and $129,391, respectively. The combined total discount is $202,570, which is being amortized over the term of the convertible notes. For the six months ended June 30, 2007, the Company has amortized a total of $107,403.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. UNEARNED REVENUE

Unearned revenue totaling $650,000 as of June 30, 2007, relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned, see Note 7 for further discussion.

7.  STOCK OPTIONS AND WARRANTS

Stock options employees and directors - During the periods ended June 30, 2007 and 2006, the Company granted stock options to employees and directors totaling -0- and 650,000 shares of its common stock with a weighted average strike price of $0.00 and $0 .21 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The Company has recorded an expense of $26,950 for the period ended June 30, 2007 based upon the vested portion of employee stock options relating to options issued in 2006.

Stock options non-employees - During the periods ended June 30, 2007 and 2006, the Company granted stock options for services totaling -0- and 395,000 and shares of its common stock with a weighted average strike price of $0.00 and $0 .19 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years.

As of June 30, 2007 stock options outstanding totaled 4,050,000 with a weighted average strike price of $0.12

Stock warrants - During the year period ended June 30, 2007, the Company granted stock warrants related to common stock issued through a private placement totaling 137,500 with a strike price of $0.26 per share. As of June 30, 2007 stock warrants outstanding totaled 3,167,500 with a weighted average strike price of $0.11 per share.

8.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2007, the Company has received $1,000,000 and has reflected $300,000 as unearned revenue and $700,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer. In April 2005 Dermal Defense sold their exclusive marketing and distribution rights for North America to JD Nelson and Associates, LLC. Under the terms of the agreement JD Nelson purchase polymer from the Company and pay the 5% royalty on product sales of the Antimicrobial Hand Sanitizer to the Company.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2007, the Company has received $1,000,000 and has reflected $350,000 as unearned revenue and $650,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation. Currently Cross Global is in default on the minimum royalties due and both Cross Global and Skinvisible have verbally agreed to discontinue the minimum royalties with the understanding that Cross Global will relinquish the exclusive rights to the spray tanning formulation except where the spray solution is incorporated into delivery methods similar to the MitTan.

On April 11, 2007, we entered into a Licensing Agreement (“Agreement”) with DRJ Group, Inc. (“DRJ”), a California corporation. Under the terms of this Agreement, we granted DRJ the exclusive right to distribute, market, sell, and promote a topical analgesic that incorporates our proprietary and patented Invisicare polymer in North America. DRJ manufactures STOPAIN®, a cream product topically applied which is designed to provide relief to people suffering from muscle stiffness, arthritis or muscle strains. Under the terms of the Agreement, we will generate revenues from product sales of Invisicare to DRJ and be entitled to receive royalties from all product sales generated by DRJ.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2007 are as follows:

2007	$$44,808
2008	97,028
2009	98,622

Rental expense, resulting from operating lease agreements, approximated $51,656 for the period ended June 30, 2007.

10. SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, June 30,2007 which are material to the financial  statements.

11. RESTATEMENTS

For the period ended June 30, 2006, the Company did not properly account for stock options granted to its consultants, the valuation resulted in an additional expense of $115,742 to operations. The change in value was included in the previously filed December 31, 2006 statements.

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

Developments in our Current Products and Agreements

Aside from disclosures provided below, we have no developments to report in our current product line or distribution agreements in place for those products.

Antibacterial/Antimicrobial Hand Sanitizer Lotion

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

We are currently negotiating with JD Nelson to acquire these rights. (JD Nelson currently has rights to market and distribute our antimicrobial hand sanitizer lotion composition in the United States of America, Canada and Mexico.) We offered to JD Nelson these acquisition rights in exchange for $500,000 and a 10% royalty payment. We further extended the termination date of our offer to JD Nelson to acquire these rights to August 31, 2007. We can provide no assurance that we will execute an agreement with JD Nelson for these rights.

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

We are negotiating with Cross Global regarding this matter. We have offered to release and forever discharge Cross Global from the $120,000 delinquency and requirement to pay a minimum royalty payment monthly in exchange for Cross Global relinquishing its exclusivity to utilize our proprietary polymer formula in connection with the distribution, marketing, and sale of sunless tanning products in the applicable territory with the exception of the mit-tan product. Cross Global has verbally agreed to these terms and we are in the process of memorializing this agreement in writing. There can be no assurance that we will successfully be able to execute a written agreement with these terms. Further information on Cross Global dba Sunless Beauty and the sunless tanning products can be obtained at www.solerra.com.

Status of Research and Development for New Applications

We believe that the enhancement and extension of our existing products and the development of new product categories have contributed significantly to our growth to date and are necessary for our continued growth. Our management evaluates new ideas and seeks to develop new products and improvements to existing products to satisfy industry requirements and changing consumer preferences. We seek to identify trends in consumer preferences and to generate new product ideas. Specific to the objective of generating new products, we are continuing our research and development toward developing additional applications with Invisicare. We are currently at various development stages for the following potential applications using Invisicare:

Skinvisible's Formulas with Invisicare:

ACTIVE INGREDIENT	Rx/OTC/Cosmetic	Availability	Patent Status
Acne
Retinoic Acid Cream (0.1%)	Rx	yes	pending
Clindamycin Hydrochloride Cream (1.0%)	Rx	yes	pending
Retinoic Acid Gel (0.1%)	Rx	yes	pending
Salicylic Acid Lotion (20%)	OTC	in-progress	pending
Analgesics
Topical Spray with Menthol (8.0%)	OTC	in-progress	applying
Topical Roll-On with Menthol (8.0%)	OTC	in-progress	applying
Topical Cream with Salicylate (10.0%)	OTC	yes	applying
Anti-Aging
Retinol (0.15%)	Cosmetic	in-progress	applying
Dipalmitoyl Hydroxyproline (1.0%)	Cosmetic	yes	applying
Anti-Fungal
Terbinafine Cream, Gel (10%)	Rx	yes	pending
Naftifine Cream (1.0%)	Rx	yes	pending
Clotrimazole Cream (1.0%)	OTC	yes	pending
Tolnaftate Cream (1.0%)	OTC	yes	pending
Miconazole Nitrate Lotion (2.0%)	OTC	in-progress	pending
Miconazole Nitrate Lotion (2.0%) with Retinol	OTC	in-progress	pending
Anti-Inflammatory
Hydorcortisone Lotion, Cream, Gel (1.0%)	OTC	yes	applying
Triamcinolone(1.0%)	Rx	in-progress	applying
Triamcinolone Acetonide (1.0%)	Rx	in-progress	applying
Clobetasole Proprionate (0.3%)	Rx	in-progress	applying
Betamethasone (1.0%)	Rx	in-progress	applying
Antimicrobial Hand Sanitizing Lotion
Triclosan Lotion ( 1%) with Nonoxynol-9	OTC	yes*	granted
Triclosan Lotion (1%) with Tomadol901	OTC	yes*	granted
Benzalkonium Chloride Lotion (0.13%)	OTC	yes*	granted
Chlorhexidine Gluconate Lotion (4.0%)	OTC (US NDA recq.)	in-progress	pending
Bed Sores/Incontinence
Dipalmitoyl Hydroxyproline (1.0%)	Cosmetic	yes	applying
Bug Repellent
IR3535	OTC	in-progress	applying
Moisturizers
Non-Steroid Atopic Dermatitis Cream	Rx/Cosmetic	yes	pending
Skin Protectant Lotion with Allantoin (0.5%)	OTC	yes	applying
Moisturizer with Ectoin	Cosmetic	in-progress	applying
Skin Whitening Hyperpigmentation
Emblica	Cosmetic	in-progress	applying
UVA Sunscreen
Parsol 1789 Lotion, Gel - SPF 15/30	OTC	yes	applying
Tinosorb S - SPF 15/30 Lotion, Cream, Gel	OTC	yes	applying

Results of Operations for the three and six months ended June 30, 2007 and 2006

Revenues

Our total revenue reported for the three months ended June 30, 2007 was $194,692, an 18% decrease from $238,167 for the three months ended June 30, 2006. During the three months ended June 30, 2007, $104,839 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $89,852 of the revenue generated was attributable to product sales. During the three months ended June 30, 2006, $120,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $118,167 of the revenue generated was attributable to product sales. The decrease in revenues for the three months ended June 30, 2007 as compared to the same reporting period in the prior year is attributable to lower revenues from royalties and distribution and licensing rights of our products and product sales.

Our total revenue reported for the six months ended June 30, 2007 was $378,007, a 20% decrease from $473,334 for the six months ended June 30, 2006. During the six months ended June 30, 2007, $206,033 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $171,974 of the revenue generated was attributable to product sales. During the six months ended June 30, 2006, $295,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products, $24,000 was attributable to product development fees, and $154,334 of the revenue generated was attributable to product sales. The decrease in revenues for the six months ended June 30, 2007 as compared to the same reporting period in the prior year is largely attributable to lower revenues from royalties and distribution and licensing rights of our products and no product development fees.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2007 increased to $41,139 from the same reporting period in the prior year when cost of revenues was $13,171. Our cost of revenues for the six months ended June 30, 2007 increased to $51,293 from the same reporting period in the prior year when cost of revenues was $34,492. The increase in our cost of revenues for the three and six months ended June 30, 2007 as compared to the same reporting periods in the prior year is largely attributable to increased costs associated with finished product formulas added to the costs of our Invisicare product whereas in the prior periods our cost of revenues was mainly attributable to costs associated with our Invisicare product alone.
.
Gross Profit

Gross profit for the three months ended June 30, 2007 was $153,553, or approximately 78% of sales. Gross profit for the three months ended June 30, 2006 was $224,996, or approximately 94% of sales. The decrease in total gross profit for the for the three months ended June 30, 2007 from same reporting period in the prior year is attributable to a decrease in revenues and an increase in the costs of revenues. Gross profit for the six months ended June 30, 2007 was $326,714, or approximately 86% of sales. Gross profit for the six months ended June 30, 2006 was $438,842, or approximately 92% of sales. The decrease in total gross profit for the for the six months ended June 30, 2007 from same reporting period in the prior year is attributable to a decrease in revenues and an increase in the costs of revenues.

Operating Expenses

Operating expenses increased to $580,349 for the three months ended June 30, 2007 from $519,930 for the three months ended June 30, 2006. Our operating expenses for the three months ended June 30, 2007 consisted of depreciation and amortization expenses of $64,782 and selling, general and administrative expenses of $515,567. Our operating expenses for the three months ended June 30, 2006 consisted of depreciation and amortization expenses of $64,904 and selling, operating expenses of $455,026. Operating expenses decreased to $1,027,346 for the six months ended June 30, 2007 from $1,823,479 for the six months ended June 30, 2006. Our operating expenses for the six months ended June 30, 2007 consisted of depreciation and amortization expenses of $129,471 and selling, general and administrative expenses of $897,875. Our operating expenses for the six months ended June 30, 2006 consisted of depreciation and amortization expenses of $131,596 and selling, operating expenses of $1,691,883.

Net Loss

Net loss for the three months ended June 30, 2007 was $426,796, compared to net loss of $294,550 for the three months ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $700,632, compared to net loss of $1,384,445 for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had total current assets of $88,827 and total assets in the amount of $745,083. Our total current liabilities as of June 30, 2007 were $1,366,875. We had a working capital deficit of $1,278,048 as of June 30, 2007.

Operating activities used $400,526 in cash for the six months ended June 30, 2007. Our net loss of $699,044 was the primary component of our negative operating cash flow. Cash flows used by investing activities during the six months ended June 30, 2007 was $4,662 for the purchase of fixed assets and intangible assets. Cash flows provided by financing activities during the six months ended June 30, 2007 was $351,732. We received $71,732 as proceeds from related party loans, $225,000 as proceeds from convertible notes payable, and $65,000 as proceeds from the issuance of common stock during the six months ended June 30, 2007.

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

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $13,439,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

During the three months ended June 30, 2007, we issued 170,000 restricted shares of our common stock as a result of entering into debt conversion agreements with two lenders to convert total principal balances of $34,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended June 30, 2007, we issued 200,000 shares of our common stock, par value $0.001, at $0.20 per share, with warrants to purchase 100,000 shares of our common stock at an exercise price of $0.25 per share. The gross proceeds we received from this offering were $40,000.  We completed this offering pursuant to Regulation S of the Securities Act.  Each investor represented to us that he was a non-US person as defined in Regulation S.  We did not engage in a distribution of this offering in the United States.  Each investor represented his intention to acquire the securities for investment only and not with a view toward distribution.  We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each investor in accordance with Regulation S and the transfer agent affixed the appropriate legends.  Each investor was given adequate access to sufficient information about us to make an informed investment decision.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2007.

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

Skinvisible, Inc.

Date:	August 14, 2007

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer and Director