Form 10QSB
period 2007-09-30
SKINVISIBLE INC
filed 2007-11-14
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-25911

Skinvisible, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6320 South Sandhill Road Suite 10, Las Vegas , NV 89120
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 67,276,248 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Consolidated Balance Sheet as of September 30, 2007;
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006;
F-3	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006;
F-4	Notes to Consolidated Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
ASSETS	September 30, 2007

Current assets
Cash	$2,894
Accounts receivable	52,540
Inventory	22,875
Due from related party	1,196
Prepaid expense and other current assets	2,482
Total current assets	81,987

Fixed assets, net	24,011

Intangible and other assets
Patents and trademarks, net	37,683
License and distributor rights	50,000
Prepaid royalty fees	480,000

Total assets	$673,681

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$520,541
Accrued interest payable	5,786
Loans from related party	78,222
Convertible notes payable	150,000
Unamortized debt discount	(12,504)
Unearned revenue	550,000
Total current liabilities	1,292,045

Long-term liabilities	--

Total liabilities	1,292,045

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 65,081,248 shares issued and outstanding	67,376
Additional paid-in capital	14,171,891
Accumulated other comprehensive income	2,135
Accumulated deficit	(14,859,766)
Total stockholders' deficit	(618,364)

Total liabilities and stockholders' deficit	$673,681

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006 (Restated)

Revenues	$221,614	$172,934	$599,621	$649,378

Cost of revenues	49,768	38,726	101,061	73,218

Gross profit	171,846	134,208	498,560	576,160

Operating expenses
Depreciation and amortization	64,658	64,799	194,144	196,395
Selling general and administrative	576,309	455,131	1,474,256	2,167,141
Total operating expenses	640,967	519,930	1,668,400	2,363,536

Loss before provision for income taxes	(469,121)	(385,722)	(1,169,840)	(1,787,376)

Other income (expense)	--	--	--	192
Total other income (expense)	--	--	--	192

Provision for income taxes	--	--	--	--

Net loss	$(469,121)	$(385,722)	$(1,169,840)	$(1,787,184)

Other comprehensive income (loss)
Foreign currency translation adjustment	548	--	2,136	--

Comprehensive loss	$(468,573)	$(385,722)	$(1,167,704)	$(1,787,184)

Basic income (loss) per common share	$(0.01)	$(0)	$(0.02)	$(0)
Diluted income (loss) per common share	$(0.01)	$(0)	$(0.02)	$(0)

Basic weighted average common shares outstanding	64,870,259	60,726,546	64,684,245	60,726,546

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006 (Restated)

Cash flows from operating activities:
Net loss	$(1,169,840)	$(1,787,184)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	193,795	196,395
Stock based compensation	284,838	841,641
Stock issued for donation	5,000
Interest expense related to beneficial conversion feature	203,594	--
Changes in operating assets and liabilities:
Change in inventory	27	26,680
Change in accounts receivable	(47,659)	56,069
Change in prepaid expenses and other current assets	8,479	1,359
Change in related party receivable	(77)	4,677
Change in bank draft	--	6,303
Change in accounts payable and accrued liabilities	245,241	132,201
Change in accrued interest	5,786	--
Change in unearned revenue	(300,000)	(110,000)
Net cash provided (used) by operating activities	(570,816)	(631,859)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(4,662)	(12,870)
Net cash used by investing activities	(4,662)	(12,870)

Cash flows from financing activities:
Proceeds from related party loans	77,494	-
Proceeds from convertible notes payable	250,000	--
Proceeds from stock subscription payable	--	14,000
Proceeds from issuance of common stock	198,000	600,000
Net cash provided by financing activities	525,494	614,000

Effect of exchange rate changes on cash and assets	2,808	-

Net change in cash	(47,176)	(30,729)

Cash, beginning of period	50,070	30,729

Cash, end of period	$2,894	$--

Schedule of non-cash financing and investing activities:
Issuance of 37,500 shares of common stock for consulting fees at $0.20 per share, $7,500 remaining in prepaid expenses	$37,500	$--
Issuance of 70,000 shares of common stock for payment of accounts payable at $0.20 per share	$14,000	$-
Receipt of 150,000 shares of common stock in exchange for accounts receivable at $0.25per share	$48,931	$-
Issuance of 200,000 shares of common stock for payment of accounts payable at $0.05 per share	$10,000	$-
Issuance of 500,000 shares of common stock for payment of accounts payable at $0.05 per share	$25,000	$-
Issuance of 500,000 shares of common stock for payment of accounts payable at $0.20 per share	$100,000	$-
Issuance of 60,000 shares of common stock for payment of accounts payable at $0.25 per share	$15,000	$-

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $14,860,000 since its inception and requires capital for its contemplated operational and marketing activities to take place. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the quarters ended September 30, 2007 and 2006, the Company incurred advertising costs totaling $14,478 and $35,946, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005. The accompanying consolidated financial statements as of and for the period ended September 30, 2007 reflect the impact of SFAS No. 123(R). Stock based compensation expense recognized under SFAS No. 123(R) for the periods ended September 30, 2007 and 2006 totaled $284,838 and $841,641 respectively.

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

2.     FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	42,294
Leasehold improvements	12,569
Lab equipment	115,946
339,907
Less: accumulated depreciation	315,896
Fixed assets, net	$24,011

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2007, patents and trademarks total $74,894, net of accumulated amortization of $37,211.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2007.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalty fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on annual basis calculated within 60 days of each anniversary date of the agreement. As of September 30, 2007, the Company has paid a total of $1,830,000, and accrued total of $42,000 in accounts payable, of which a total of $1,344,000 has been expensed and $480,000 has been recorded as prepaid royalties which will be expensed in the future in accordance to the terms of the agreement. The remaining future royalty payments related to the agreement approximates $116,000.

4.    LOAN PAYABLE TO RELATED PARTIES

Loans payable to related parties consist of the following at September 30, 2007:

Loan payable due to a officer, bearing no interest, due on demand and unsecured.	$68,222

Loan payable due to a officer, bearing no interest, due on demand and unsecured.	$10,000
$78,222

5.    NOTES PAYABLE - CONVERTIBLE DEBT

As of September 30, 2007, the Company issued a new convertible note totaling $25,000. The note is due by December 31, 2007, accruing interest at 10% per annum, which at the investors option until the repayment date, December 31, 2007, can be converted to shares of the company’s common stock at a set price of $0.20 per share along with additional warrants to purchase one share per every two dollars invested at the exercise price of $0.25 per share if exercised in year one and $0.30 per share if exercised in year two available only upon conversion of the note payable. Convertible notes payable as of September 30, 2007 was $150,000.

In accordance with EITF 00-27, the Company has determined value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The estimated value of the warrants of $15,222 was determined using the Black-Scholes option pricing model under the following assumptions: life of 3 years, risk free interest rate of 5.00%, a dividend yield of 0% and volatility of 78%. The face amount of these convertible notes payable of $150,000 was proportionately allocated to the convertible notes and the warrants in the amounts of $19,264 and $5,736, respectively. These convertible notes were then allocated between the notes and the beneficial conversion feature, which attributed to $9,778and $9,486, respectively. The combined total discount is $15,222, which is being amortized over the term of the convertible notes. For the nine months ended September 30, 2007, the Company has amortized a total of $203,594.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    UNEARNED REVENUE
Unearned revenue totaling $550,000 as of September 30, 2007, relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned, see Note 7 for further discussion.

7.    STOCK OPTIONS AND WARRANTS
Stock options employees and directors - During the periods ended September 30, 2007 and 2006, the Company granted stock options to employees and directors totaling 1,500,000 and -0- shares of its common stock with a weighted average strike price of $0.24 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The Company has recorded an expense of $78,441 for the period ended September 30, 2007 based upon the vested portion of employee stock options relating to options issued in 2006.

Stock options non-employees - During the periods ended September 30, 2007 and 2006, the Company granted stock options for services totaling 425,000 and -0- and shares of its common stock with a weighted average strike price of $0.24 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years.

As of September 30, 2007 stock options outstanding totaled 5,975,000 with a weighted average strike price of $0.16.

Stock warrants - During the year period ended September 30, 2007, the Company granted any stock warrants. As of September 30, 2007 stock warrants outstanding totaled 3,167,500 with a weighted average strike price of $0.11 per share.

8.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of September 30, 2007, the Company has received $1,000,000 and has reflected $250,000 as unearned revenue and $750,000 as revenue in the accompanying consolidated financial statements. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of September 30, 2007, the Company has received $1,000,000 and has reflected $300,000 as unearned revenue and $700,000 as revenue in the accompanying consolidated financial statements.

In addition, under the terms of this agreement, the Company is to receive a minimum royalty fee quarterly of not less than 5% of gross revenue of all sales of itsproprietary sunless tanning spray products or $25,000, whichever is greater. The Company extended the minimum royalty payments terms on 3 different occasions in an effort to accommodate and assist Cross Global in the early stage of their operations. Despite the Company’s efforts, Cross Global remains delinquent for the minimum payments due at the present time in the amount of $120,000.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has negotiated a new agreement with Sunless Beauty Inc. (“Sunless Beauty”), a company with the same shareholder base as Cross Global, which will replace the existing agreement with Cross Global regarding this matter. The new agreement releases and forever discharges Cross Global from the $120,000 delinquency and requirement to pay a minimum royalty payment monthly. The new agreement offers Sunless Beauty the exclusive right to utilize the Company’s proprietary polymer formula in connection with the distribution, marketing, and sale of sunless tanning products in the applicable territory, but only for use in their proprietary product called Solerra Mitt, which is a sunless tanning mitt. They are required to purchase the Invisicare exclusively form Skinvisible and pay a royalty of 5% on Mitt sales within the territory.

9.    COMMITMENTS AND CONTINGENCIES

Lease obligations - The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2007 are as follows:

2007	$$19,368
2008	97,028
2009	98,622

Rental expense, resulting from operating lease agreements, approximated $77,100 for the period ended September 30, 2007.

10.    SUBSEQUENT EVENTS

There have been no subsequent events after the end of the period, September 30,2007 which are material to the financial  statements.

11.    RESTATEMENTS
For the period ended September 30, 2006, the Company did not properly account for stock options granted to its consultants, the valuation resulted in an additional expense of $115,742 to operations. The change in value was included in the previously filed December 31, 2006 statements.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Patent Developments

During the current reporting period, we have been granted a comprehensive patent in India. The patent grants protection for our Invisicare product in the areas of “Topical Composition,” “Topical Composition Precursor,” and “Methods for Manufacturing and Using.” These key patent components now allow for the protected manufacturing, marketing and distribution of our Invisicare technology in India. We are also seeking patent protection for our dermatology products formulated with Invisicare for India. Management believes that India, with a population of over 1.1 billion people, will be a key market for our company.

Antibacterial/Antimicrobial Hand Sanitizer Lotion

Last quarter, we reported attempts to negotiate with JD Nelson to acquire rights from us to distribute, market, sell, and promote our antimicrobial hand sanitizer lotion that utilizes the active ingredient Triclosan 1% in every country in the world except Canada, the United States, and Mexico. (JD Nelson currently has rights to market and distribute our antimicrobial hand sanitizer lotion composition in the United States of America, Canada and Mexico.) We offered to JD Nelson these acquisition rights in exchange for $500,000 and a 10% royalty payment. We extended the termination date of our offer to JD Nelson to acquire these rights to August 31, 2007. As of the date of this report, no agreement with JD Nelson has been reached. As such, we have abandoned negotiations with JD Nelson and we are currently looking to establish relationships with potential distributors in countries other than North America. We can provide no assurance that we will be able to execute any agreement with a potential distributor for these rights.

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

We have negotiated a new agreement with Sunless Beauty Inc. (“Sunless Beauty”), a company with the same shareholder base as Cross Global, which will replace the existing agreement with Cross Global regarding this matter. The new agreement releases and forever discharges Cross Global from the $120,000 delinquency and requirement to pay a minimum royalty payment monthly. The new agreement offers Sunless Beauty the exclusive right to utilize our proprietary polymer formula in connection with the distribution, marketing, and sale of sunless tanning products in the applicable territory, but only for use in their proprietary product called Solerra Mitt, which is a sunless tanning mitt. They are required to purchase the Invisicare exclusively form Skinvisible and pay a royalty of 5% on Mitt sales within the territory. Further information on Sunless Beauty and the sunless tanning products they sell can be obtained at www.solerra.com.

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

Skinvisible’s Formulas with Invisicare:
ACTIVE INGREDIENT	Rx/OTC/Cosmetic	Availability	Patent Status
Acne
Retinoic Acid Cream (0.1%)	Rx	Yes	pending
Clindamycin Hydrochloride Cream (1.0%)	Rx	Yes	pending
Retinoic Acid Gel (0.1%)	Rx	Yes	pending
Analgesics
Topical Spray (Menthol 8%)	OTC	In-progress	applying
Topical Roll-On (Menthol 8%)	OTC	In-progress	applying
Topical Cream (TEA-Salicylate 10%)	OTC	Yes	applying
Roll-On (TEA-Salicylate 10%)	OTC	In-progress	applying
Anti-Aging
Retinol (0.15% )	Cosmetic	In-progress	applying
Dipalmitoyl Hydroxyproline (1.0% )	Cosmetic	Yes	applying
Anti-Fungal
Terbinafine Cream, Gel (1.0%)	Rx	Yes	pending
Naftifine Cream (1.0%)	Rx	Yes	pending
Clotrimazole Cream (1.0%)	OTC	Yes	pending
Miconazole Nitrate Lotion (2.0%)	OTC	In-progress	pending
Anti-Inflammatory
Hydrocortisone Lotion, Cream, Gel (1.0%)	OTC	Yes	applying
Triamcinolone Cream (1.0%)	Rx	In-progress	applying
Triamcinolone Acetonide Cream (1.0%)	Rx	In-progress	applying
Clobetasole Proprionate Cream (0.3%)	Rx	In-progress	applying
Betamethasone Cream (1.0%)	Rx	In-progress	applying
Antimicrobial Hand Sanitizing Lotion
Triclosan Lotion (1.0%) with Nonoxynol-9	OTC	Yes*	granted
Triclosan Lotion (1.0%) with Tomadol 901	OTC	Yes*	granted
Benzalkonium Chloride Lotion (0.13%)	OTC	In-progress*	granted
Chlorhexidine Gluconate Lotion (4.0%)	NDA req.	In-progress	pending
Bed Sores/Incontinence
Dipalmitoyl Hydroxyproline (1.0%)	Cosmetic	Yes	applying
Moisturizers
Non-Steroidal Atopic Dermatitis Cream	Rx/Cosmetic	Yes	pending
Skin Protectant Lotion with Allantoin (0.5%)	OTC	Yes	pending
Moisturizer with Ectoin	Cosmetic	In-progress	pending
UVA Sunscreen
Parsol 1789 Lotion - SPF 30	OTC	In-progress	applying
Tinosorb S Lotion - SPF 30	OTC	In-progress	applying
*excludes North America

Results of Operations for the three and nine months ended September 30, 2007 and 2006

Revenues

Our total revenue reported for the three months ended September 30, 2007 was $221,614, a 22% increase from $172,934 for the three months ended September 30, 2006. During the three months ended September 30, 2007, $102,796 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $118,720 of the revenue generated was attributable to product sales. During the three months ended September 30, 2006, $120,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $52,935 of the revenue generated was attributable to product sales. The increase in revenues for the three months ended September 30, 2007 as compared to the same reporting period in the prior year is attributable to increased sales of Invisicare.

Our total revenue reported for the nine months ended September 30, 2007 was $599,621, an 8% decrease from $ 649,378 for the nine months ended September 30, 2006. During the nine months ended September 30, 2007, $308,829 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products and $286,189 of the revenue generated was attributable to product sales. During the nine months ended September 30, 2006, $415,000 of the revenue generated was attributable to payments for royalties and distribution and licensing rights of our products, $24,000 was attributable to product development fees, and $210,378 of the revenue generated was attributable to product sales. The decrease in revenues for the nine months ended September 30, 2007 as compared to the same reporting period in the prior year is largely attributable to lower revenues from private label sales.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2007 increased to $49,768 from the same reporting period in the prior year when cost of revenues was $38,726. Our cost of revenues for the nine months ended September 30, 2007 increased to $101,061 from the same reporting period in the prior year when cost of revenues was $73,218. The increase in our cost of revenues for the three and nine months ended September 30, 2007 as compared to the same reporting periods in the prior year is largely attributable to increased costs associated with finished product formulas added to the costs of our Invisicare product whereas in the prior periods our cost of revenues was mainly attributable to costs associated with our Invisicare product alone.

Gross Profit

Gross profit for the three months ended September 30, 2007 was $171,846, or approximately 77% of sales. Gross profit for the three months ended September 30, 2006 was $134,208, or approximately 77% of sales. The increase in total gross profit for the for the three months ended September 30, 2007 from same reporting period in the prior year is attributable to an increase in revenues offset by a proportionate increase in cost of revenues.

Gross profit for the nine months ended September 30, 2007 was $498,560, or approximately 83% of sales. Gross profit for the nine months ended September 30, 2006 was $576,160, or approximately 88% of sales. The decrease in total gross profit for the for the nine months ended September 30, 2007 from same reporting period in the prior year is attributable to a decrease in revenues and an increase in the costs of revenues.

Operating Expenses

Operating expenses increased to $640,967 for the three months ended September 30, 2007 from $519,930 for the three months ended September 30, 2006. Our operating expenses for the three months ended September 30, 2007 consisted of depreciation and amortization expenses of $64,658 and selling, general and administrative expenses of $576,309. Our operating expenses for the three months ended September 30, 2006 consisted of depreciation and amortization expenses of $64,799 and selling, operating expenses of $455,131.

Operating expenses decreased to $1,668,400 for the nine months ended September 30, 2007 from $2,363,536 for the nine months ended September 30, 2006. Our operating expenses for the nine months ended September 30, 2007 consisted of depreciation and amortization expenses of $194,144 and selling, general and administrative expenses of $1,474,256. Our operating expenses for the nine months ended September 30, 2006 consisted of depreciation and amortization expenses of $196,395 and selling, operating expenses of $2,167,141.

Net Loss

Net loss for the three months ended September 30, 2007 was $468,573, compared to net loss of $385,722 for the three months ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $1,167,704, compared to net loss of $1,787,184 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had total current assets of $81,987 and total assets in the amount of $673,681. Our total current liabilities as of September 30, 2007 were $1,292,045. We had a working capital deficit of $1,210,058 as of September 30, 2007.

Operating activities used $570,816 in cash for the nine months ended September 30, 2007 . Our net loss of $1,169,840 was the primary component of our negative operating cash flow. Cash flows used by investing activities during the nine months ended September 30, 2007 was $4,662 for the purchase of fixed assets and intangible assets. Cash flows provided by financing activities during the nine months ended September 30, 2007 was $525,494. We received $77,494 from related party loans, $250,000 as proceeds from convertible notes payable, and $198,000 as proceeds from the issuance of common stock during the nine months ended September 30, 2007.

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

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $14,860,000 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Goodwill and Intangible Assets

Beginning January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under SFAS

No.142, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer Mr. Terry Howlett. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

During the three months ended September 30, 2007, we issued 110,000 restricted shares of our common stock as a result of entering into debt conversion agreements with three lenders to convert total principal balances of $25,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended September 30, 2007, we issued 500,000 restricted shares of our common stock as a result of entering into a loan conversion agreement with a lender to convert total principal balances of $100,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended September 30, 2007, we issued 500,000 shares of our common stock, par value $0.001, at $0.20 per share, with warrants to purchase 250,000 shares of our common stock at an exercise price of $0.25 per share if exercised within 1 year and $0.30 if exercised within 2 years. The gross proceeds we received from this offering were $90,000, after paying a commission of $10,000.

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

During the three months ended September 30, 2007, we issued 360,000 shares of our common stock in exchange for the exercise of options previously issued. We received gross proceeds of $23,000 upon the exercise of these options. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended September 30, 2007, we issued 300,000 shares of our common stock in exchange for the exercise of options previously issued. We received gross proceeds of $20,000 upon the exercise of these options. These securities were issued pursuant to an effective registration statement on Form S-8.

During the three months ended September 30, 2007, we issued 500,000 shares of our common stock in exchange for the exercise of warrants previously issued. We received gross proceeds of $25,000 upon the exercise of these warrants. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended September 30, 2007, we donated 25,000 shares of our common stock to Mr. James Bartel under a donation agreement we entered into with Lions Health First Foundation on September 10, 2007.

During the three months ended September 30, 2007, we issued options to purchase 2,075,000 shares of our common stock at $0.24 per share under our 2006 Stock Option Plan to employees and consultants.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

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

Skinvisible, Inc.

Date:	November 14, 2007

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer and Director