Form 10KSB
period 2007-12-31
SKINVISIBLE INC
filed 2008-04-14
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
[X]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $777,685

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$6,361,259.03 as of April 11, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   75,487,238 Common Shares as of March 31, 2008.

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

Acne Formulation

On January 30, 2008 , our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc., entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Panalab Internacional S.A. ("Panalab"). The Agreement is for the right to develop and commercialize Skinvisible's prescription anti-acne products formulated with adapalene and Invisicare® in Argentina, Brazil and Chile.

Under the terms of the agreement Panalab, a multi-national dermatology company headquartered in Panama with subsidiaries and partners in most Latin American countries, will be responsible for filing and obtaining marketing approval in the countries they have licensed. While all terms of the agreement were not disclosed, Skinvisible will receive a research and development fee plus a licensing fee allocated as an upfront fee plus milestone payments. In addition the Company will receive royalties based on revenues generated by the sale of the products. According to the agreement, Panalab will have the right to manufacture, distribute, market, sell and promote the adapalene formulations in the specified territory.

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

Skinvisible’s Formulas with Invisicare:

ACTIVE INGREDIENT	TYPE	Availability	Patent
Acne
Adapalene Cream (0.1% & 0.3%)	Rx	yes	pending
Adapalene Gel (0.1% & 0.3%)	Rx	yes	pending
Clindamycin Hydrochloride Cream (1%)	Rx	yes	pending
Retinoic Acid Cream (0.1%)	Rx	yes	pending
Analgesics
Topical Spray with Menthol (6% & 8%)	OTC	yes	technology
Topical Roll-On with Menthol (6% & 8%)	OTC	yes	technology
Topical Cream with Salicylate (10%)	OTC	yes	technology
Anti-Aging
Retinol Cream & Lotion (0.15% )	Cosmetic	yes	technology
Retinol Cream (0.3%)	Cosmetic	yes	technology
Anti-Fungal
Terbinafine Cream, Gel (1%)	OTC	yes	pending
Naftifine Cream (1%)	Rx	yes	pending
Clotrimazole Cream (1%)	OTC	yes	pending
Anti-Inflammatory
Hydrocortisone Cream (1%)	OTC	yes	technology
Triamcinolone (1%)	Rx	yes	technology
Triamcinolone Acetonide (1%)	Rx	yes	technology
Clobetasole Proprionate (0.3%)	Rx	in-progress	technology
Betamethasone (1%)	Rx	yes	technology
Antimicrobial Hand Sanitizing Lotion
Triclosan Lotion (1%) with Nonoxynol-9	OTC	yes*	granted
Triclosan Lotion (1%) with Tomadol 901	OTC	yes*	granted
Benzalkonium Chloride Lotion (0.13%)	OTC	yes*	granted
Chlorhexidine Gluconate Lotion (4%)	OTC / NDA	in-progress	pending
Moisturizers
Non-Steroidal Atopic Dermatitis Cream	Rx / Cosmetic	yes	technology
Skin Protectant Lotion with Allantoin (0.5%)	OTC	yes	technology
Super Moisturizer with Ectoin	Cosmetic	yes	technology
UVA / UVB Sunscreen
Parsol 1789 - SPF 30 Lotion	OTC	in-progress	pending
Tinosorb S – SPF 30 Lotion	OTC	in-progress	pending
Other Skin / Hair
Skin Whitening, Hyperpigmentation	Cosmetic	in-progress	technology
Scar Lotion with Onion Bulb	Cosmetic	yes	technology
Glycolic Acid Cream (5% & 10%)	Cosmetic	yes	technology
Fragrance – Long Lasting Gel	Cosmetic	yes	technology
                                                                                                                                                                                                                                                                                                                                     *excludes North America

Competition

Our primary business objective is to license our technology and formulated products to manufacturers of Rx and OTC skincare products.  Market research undertaken to date has indicated that, at present, there is reasonably limited competition for our polymer-based delivery systems and related technologies such as delivery vehicles and technologies that offer the same performance capabilities for topically administered products.

 Research and Development Expenditures

We incurred research and development expenditures in the fiscal year ended December 31, 2007 of $20,291 and $172,674 for the fiscal year ended December 31, 2006.

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

Employees

We currently have 5 total employees, including our sole executive officer, and all are full-time employees.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

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

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0.25	0.23
June 30, 2007	0.35	0.20
September 30, 2007	0.32	0.18
December 31, 2007	0.30	0.13

Fiscal Year Ended December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	0.72	0.18
June 30, 2006	0.62	0.362
September 30, 2006	0.37	0.30
December 31, 2006	0.75	0.24

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

Holders of Our Common Stock

As of March 31, 2008, we had approximately one hundred eighty-four (184) holders of record of our common stock and several hundred other stockholders who hold shares in street name.

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

On October 19, 2007, we entered into a loan conversion agreement at a rate of $0.15 per share with five shareholders, converting total principal debt balances of $129,450 into 863,000 restricted shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. The shareholders represented their intention to acquire the securities for investment only and not with a view towards distribution. The shareholders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On November 27, 2007, entered into debt conversion agreements at a rate of $0.10 per share with four shareholders, converting total principal debt balances of $229,000 into 2,290,000 restricted shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act. The shareholders represented their intention to acquire the securities for investment only and not with a view towards distribution. The shareholders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

On November 30, 2007, one shareholder exercised warrants to purchase 210,000 shares at a price of $0.05 per share. These shares were issued pursuant to the terms of the Company’s applicable Private Offering Memorandum dated September 30, 2002.

On October 11, 2007, we granted options to purchase 200,000 shares of our common stock, exercisable at $0.20 per share for a period of 5 years from the date of issuance, to shareholder Dr. George Korkos in exchange for consulting services to be rendered. These options were issued pursuant to Section 4(2) of the Securities Act. We did not engage in any general solicitation or advertising.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2007.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2007
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	4,345,000	0.24	5,655,000
Equity compensation plans not approved by security holders	4,210,000	0.0785	-
Total	8,555,000	$0.16	5,655,000

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

Results of Operations for the Years Ended December 31, 2007 and 2006

Revenues

Our total revenue reported for the year ended December 31, 2007 was $777,685, a 12.47% increase from $691,452for the year ended December 31, 2006.  The increase in revenues for the year ended December 31, 2007 from the prior year is attributable to increased sales of polymers to our licensees. During the year ending 2006 we sold finished product formulations with the polymers incorporated into the finished formulas. We no longer supply finished product formulas as our licensees now manufacture themselves.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2007 increased to $140,875 from the prior year when cost of revenues was $77,465. The increase in our cost of revenues for the year ended December 31, 2007 from the prior year is attributable to a shift in our business during the reporting period where we primarily sold the polymers and not completed formulated products that incorporate the polymers.

Gross Profit

Gross profit for the year ended December 31, 2007 was $636,810, or approximately 82% of sales. Gross profit for the year ended December 31, 2006 was $613,987, or approximately 89% of sales. The increase in total gross profit for the for  year ended December 31, 2007 from the prior year is attributable to higher sales of polymers and increased revenue generated from royalties.

Operating Expenses

Operating expenses decreased to $2,001,955 for the year ended December 31, 2007 from $2,710,840 for the year ended December 31, 2006. Our operating expenses for the year ended December 31, 2007 consisted of depreciation and amortization expenses of $18,176 and selling, stock based compensation of $475,006 and general and administrative expenses of $1,508,773. Our operating expenses for the year ended December 31, 2006 consisted of depreciation and amortization expenses of $21,187, stock based compensation of $859,160 and selling, general and administrative expenses of $1,830,493.  The decrease in operating expenses for the year ended December 31, 2007 from the prior year is primarily attributable to not manufacturing finished product formulas and only selling polymers.

Net Loss

Net loss for the year ended December 31, 2007 was $1,606,922, compared to net loss of $2,097,604 for the year ended December 31, 2006. The decrease in our net loss was primarily attributable to not manufacturing finished product formulas and only selling polymers.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $425,528 and total assets in the amount of $712,841. Our total current liabilities as of December 31, 2007 were $1,069,805.  We had a working capital deficit of $644,277 as of December 31, 2007.

Operating activities used $743,872 in cash for the year ended December 31, 2007. Our net loss of $1,606,922 was the primary component of our negative operating cash flow. Cash flows used by investing activities during the year ended December 31, 2007 was $4,662.  Cash flows provided by financing activities during the year ended December 31, 2007 consisted of $153,132 as proceeds from related party loans, $410,500 as proceeds from the issuance of convertible notes payable, and $198,000 as proceeds from the issuance of common stock.

Based upon our current financial condition, we do not have insufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $15,296,848 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007.  Management believes that the adoption of SFAS No. 158 will not have a material impact on the consolidated financial results of the Company.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheet as of December 31, 2007

F-3	Consolidated Statements of Operations – Years Ended December 31, 2007 and December 31, 2006

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2007 and December 31, 2006

F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006

F-6	Notes to Consolidated Financial Statements

SARNA & COMPANY

Certified Public Accountants

	310 N. Westlake Boulevard Suite 270	Westlake Village California 91362	805 371-8900 Fax 805 379-0140

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2007, and the consolidated results of its operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

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

/s/Sarna & Company
Sarna & Company
April 10, 2008
Westlake Village, California

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(AUDITED)

ASSETS	December 31, 2007

Current assets
Cash	$63,168
Accounts receivable	42,088
Inventory	20,455
Due from related party	1,196
Financing cost, net of accumulated amortization of $344	53,484
Prepaid royalty fees - current portion	240,000
Prepaid expense and other current assets	5,137
Total current assets	425,528

Fixed assets, net of accumulated depreciation of $317,657	22,440

Intangible and other assets
Patents and trademarks, net of accumulated amortization of $40,021	34,873
License and distributor rights	50,000
Prepaid royalty fees - long term portion	180,000

Total assets	$712,841

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$479,554
Accrued interest payable	6,948
Loans from related party	78,860
Convertible notes payable, net of unamortized debt discount of $95,557	54,443
Unearned revenue	450,000
Total current liabilities	1,069,805

Total liabilities	1,069,805

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 70,739,248 shares issued and outstanding	70,739
Additional paid-in capital	14,869,145
Accumulated deficit	(15,296,848)
Total stockholders' deficit	(356,964)

Total liabilities and stockholders' deficit	$712,841

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the year ended December 31, 2007	For the year ended December 31, 2006

Revenues	$777,685	$691,452

Cost of revenues	140,875	77,465

Gross profit	636,810	613,987

Operating expenses
Depreciation and amortization	18,176	21,187
Stock based compensation	475,006	859,160
Selling general and administrative	1,508,773	1,830,493
Total operating expenses	2,001,955	2,710,840

Loss before provision for income taxes	(1,365,145)	(2,096,853)

Other income (expense)	--	192
Interest expense	(241,777)	(943)
Total other income (expense)	(241,777)	(751)

Provision for income taxes	--	--

Net loss	$(1,606,922)	$(2,097,604)

Basic loss per common share	$(0.02)	$(0.03)

Basic weighted average common shares outstanding	66,150,436	61,925,163

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(AUDITED)

	Common Stock Shares Amount		Additional Paid-in Capital	Stock Subscription Receivable	Treasury Stock	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2005	58,225,248	$58,225	$11,486,002	$134,873		$(11,592,322)	$86,778

Issuance of stock for cash, $0.15 per share	3,415,000	3,415	508,708	(134,873)		--	377,250

Issuance of stock for cash, $0.03 per share	50,000	50	1,429	--		--	1,479

Issuance of stock for cash, $0.05 per share	75,000	75	3,675	--		--	3,750

Issuance of stock for services, $0.05 per share	50,000	50	2,450	--		--	2,500

Issuance of stock for cash, $0.08 per share	75,000	75	5,925	--		--	6,000

Issuance of stock for cash, $0.10 per share	112,500	113	11,137	--		--	11,250

Issuance of stock for cash, $0.18 per share	110,000	110	19,690	--		--	19,800

Issuance of stock for cash, $0.20 per share	915,000	915	182,056	--		--	182,971

Issuance of stock options for services	--	--	643,051	--		--	643,051

Issuance of stock options to employees and directors	--	--	120,131	--		--	120,131

Issuance of stock options for services			73,002	--		--	73,002

Issuance of stock for debt , $ 0.25 per share	20,000	20	4,980	--		--	5,000

Issuance of stock for debt , $ 0.25 per share	56,000	56	13,944	--		--	14,000

Issuance of stock for cash, $0.20 share	1,340,000	1,340	266,660	--		--	268,000

Issuance of stock options for services			8,995	--		--	8,995

Issuance of stock option to employees			11,482	--		--	11,482

Effect of foreign currency translation	--	--	--	--		--	--

Net loss	--	--	--	--		(2,097,604)	(2,097,604)

Balance, December 31, 2006	64,443,748	64,444	13,363,317	--	--	(13,689,926)	(262,165)

Issuance of stock for cash, $0.20 per share	775,000	775	154,225	--	--	--	155,000

Issuance of stock for services, $0.20 per share	242,500	242	50,758	--	--	--	51,000

Issuance of stock upon exercise of options for cash, $0.10 per share	300,000	300	29,700	--	--	--	30,000

Return of stock for accounts receivable	--	--	--	--	(48,931)	--	(48,931)

Issuance of 150,000 shares of treasury stock for services, $0.25 per share	--	--	(11,431)	--	48,931	--	37,500

Issuance of stock upon exercise of options for accounts payable, $0.05 per share	200,000	200	9,800	--	--	--	10,000

Issuance of stock for accounts payable, $0.10 per share	130,000	130	12,870	--	--	--	13,000

Issuance of stock for accounts payable $0.20 share	70,000	70	13,930	--	--	--	14,000

Issuance of stock upon exercise of options for cash, $0.05 per share	260,000	260	12,740	--	--	--	13,000

Issuance of stock for services, $0.10 per share	160,000	160	15,840	--	--	--	16,000

Issuance of stock upon exercise of warrants in lieu of debt, $0.05 per share	500,000	500	24,500	--	--	--	25,000

Issuance of stock in lieu of debt, $0.10 per share	750,000	750	74,250	--	--	--	75,000

Issuance of stock for conversion of loan, $0.10 per share	250,000	250	24,750	--	--	--	25,000

Issuance of stock upon exercise of warrants for conversion of loan, $0.10 per share	210,000	210	10,290	--	--	--	10,500

Issuance of stock for conversion of loan, $0.15 per share	863,000	863	128,587	--	--	--	129,450

Issuance of stock for conversion of loan, $0.20 per share	500,000	500	99,500	--	--	--	100,000

Issuance of stock for services, $0.25 per share	20,000	20	4,980	--	--	--	5,000

Issuance of stock for accounts payable, $0.25 per share	40,000	40	9,960	--	--	--	10,000

Issuance of stock for donation, $0.20 per share	25,000	25	4,975	--	--	--	5,000

Issuance of stock for salaries owed, $0.10 per share	1,000,000	1,000	99,000	--	--	--	100,000

Beneficial Conversion feature related to convertible notes payable	--	--	311,655	--	--	--	311,655

Financing costs related to convertible notes payable	--	--	54,443	--	--	--	54,443

Vesting of employee stock options	--	--	78,441	--	--	--	78,441

Issuance of stock options for services	--	--	292,065	--	--	--	292,065

Net loss	--	--	--	--	--	(1,606,922)	(1,606,922)

Balance, December 31, 2007	70,739,248	$70,739	14,869,145	$--	$--	$(15,296,848)	$(356,964)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the year ended December 31, 2007	For the year ended December 31, 2006

Cash flows from operating activities:
Net loss	$(1,606,922)	$(2,097,604)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	18,176	21,187
Stock based compensation	475,006	859,160
Stock issued for donation	5,000	--
Interest expense related to beneficial conversion feature	217,056	943
Changes in operating assets and liabilities:
Decrease in inventory	2,447	50,892
Increase in accounts receivable	(37,207)	99,177
Decrease in prepaid expenses and other current assets	13,324	2,883
Increase in related party receivable	(77)	--
Decrease in prepaid royalty fees	240,000	240,000
Increase in accounts payable and accrued liabilities	317,927	113,322
Increase in accrued interest	11,398	--
Decrease in unearned revenue	(400,000)	(153,000)
Net cash provided (used) by operating activities	(743,872)	(863,040)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(4,662)	(13,847)
Net cash used by investing activities	(4,662)	(13,847)

Cash flows from financing activities:
Proceeds from related party loans	153,132	25,728
Proceeds from convertible notes payable	410,500	--
proceeds from stock subscription payable	--	--
Proceeds from issuance of common stock	198,000	870,500
Net cash provided by financing activities	761,632	896,228

Net change in cash	13,098	19,341

Cash, beginning of period	50,070	30,729

Cash, end of period	$63,168	$50,070

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

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

Skinvisible, Inc. together with its subsidiary shall herein be collectively referred to as the “Company”.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,296,848 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition
Product sales - Revenues from the sale of products are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

Royalty sales – The Company also recognizes royalty revenue from licensing its patent and trademarks, only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Distribution and license rights sales – The Company also recognizes revenue from distribution and license rights only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.     DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  At December 31, 2007 the Company did not recorded a reserve for doubtful accounts.

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
(AUDITED)
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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the years ended December 31, 2007 and 2006, the Company incurred advertising costs totaling $58,233 and $87,741, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005.  The accompanying consolidated financial statements as of and for the year ended December 31, 2007 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the years ended  December 31, 2007 and 2006 totaled $475,006 and $974,902, respectively.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. For the years ended December 31, 2007 and 2006, common stock equivalent shares excluded from the earnings (loss) per share calculations totaled 8,472,500 and 7,230,000, respectively.

Recent accounting pronouncements - In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair values.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Management believes that the adoption of SFAS No. 157 will not have a material impact on the consolidated financial results of the Company.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2006, the FASB issued Statement No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (FAS 158). FAS 158 requires that employers recognize the funded status of their defined benefit pension and other postretirement plans on the balance sheet and recognize as a component of other comprehensive income, net of tax, the plan-related gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. We will prospectively adopt FAS 158 on April 30, 2007. Management believes that the adoption of SFAS No. 158 will not have a material impact on the consolidated financial results of the Company.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.

At December 31, 2007, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

Reclassification – The financial statements from 2006 reflect certain reclassifications, which will have no effect on net income, to conform to classifications in the current year.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

2.     FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	42,484
Leasehold improvements	12,569
Lab equipment	115,946
340,097
Less: accumulated depreciation	317,657

Fixed assets, net of accumulated depreciation	$22,440

Depreciation expense for the years ending December 31, 2007 and 2006 was $7,023 and $10,343, respectively.

3.     INTANGIBLE AND OTHER ASSETS
Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2007, patents and trademarks total $74,894, and  amortization expense for 2007 and 2006 were $10,963 and $10,219, respectivley.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2007.

Future amortization expense for patents and trademarks as of December 31, 2007 are as follows:

2008	$11,256
2009	11,256
2010	3,223
2011	3,223
2012	3,223

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid at the equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of December 31, 2007, the Company has paid a total of  $1,880,000 of which $1,220,000 has been expensed and $420,000 has been recorded as prepaid royalties the Company will expense the prepayment in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $120,000.

4.     UNEARNED REVENUE

Unearned revenue totaling $450,000 as of December 31, 2007 relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned. (See Note 7 for further discussion.)

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2007:

Accounts payable	$256,695
Credit card payable	106,338
Accrued officers salary payables	105,453
Accrued payroll taxes	9,848
Other accrued expenses	1,220

$479,554

6.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2007 and 2006, the Company granted stock options to employees and directors totaling  2,075,000 and 7,292,525  shares of its common stock with a weighted average strike price of $0.24 and $0.13 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $221,867 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 178 % to 184%.  The vesting periods range from 1 year to 3 years.  The Company has recorded an expense of $78,441  for the year ended December 31, 2007 based upon the vested portion of the stock options totaling 691,667 up through December 31, 2007.

Stock options non-employees and directors – During the years ended December 31, 2007 and 2006, the Company granted stock options for services totaling  637,500 and 670,000  shares of its common stock with a weighted average strike price of $0.25 and $0.30 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $292,065 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from  120% to 139%.

The following is a summary of option activity during the years ended December 31, 2007 and 2006:

	Number Of Shares	Weighted Average Exercise Price

Balance, December 31, 2005	2,825,000	$0.08
Options granted and assumed	7,292,525	0.13
Options expired	5,817,525	--
Options canceled	--	--
Options exercised	100,000	0.05
Balance, December 31, 2006	4,200,000	$0.11
Options granted and assumed	2,075,000	0.24
Options expired	--	--
Options canceled	--	--
Options exercised	760,000	0.05

Balance, December 31, 2007	5,515,000	$.17

As of December 31, 2007 and 2006, 4,031,500 and 2,671,667 stock options, respectively, are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

6.	STOCK OPTIONS AND WARRANTS (continued)

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2007 and 2006:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2005	7,162,000	$0.15
Warrants granted and assumed	670,000	0.30
Warrants expired	4,802,000	0.20
Warrants canceled	--	--
Warrants exercised	--	--
Balance, December 31, 2006	3,030,000	$0.11
Warrants granted and assumed	1,911,500	0.25
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	710,000	0.05

Balance, December 31, 2007	4,231,500	$0.15

All warrants outstanding as of December 31, 2007 and 2006 are exercisable.

7.      INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $6,220,500 and $4,470,500, respectively, which begins to expire in 2018.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$2,177,187	$1,564,674
Stock-based compensation	168,877	296,687
Total deferred tax assets	2,346,064	1,861,361
Less: Valuation Allowance	(2,346,064)	(1,861,361)

Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $2,346,064 and $1,861,361, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2007 and 2006, and recorded a full valuation allowance.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

7.      INCOME TAXES (continued)

Reconciliation between the statutory rate and the effective tax rate for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Federal statutory tax rate	(35.0)%	(35.0)%
Change in valuation allowance	35.0%	35.0%

Effective tax rate	0.0%	0.0%

8.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2007, the Company has received $1,000,000 and has reflected $200,000 as unearned revenue and $800,000 as revenue on cumulative basis of which $200,000 has been recorded as revenue for both years ended December 31, 2007 and 2006. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2007, the Company has received $1,000,000 and has reflected $250,000 as unearned revenue and $750,000 as revenue on a cumulative basis of which $200,000 has been recorded as revenue for both years ended December 31, 2007 and 2006.  In addition and further to the payment fee of $1 million, Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

On April 11, 2007, we entered into a Licensing Agreement (“Agreement”) with DRJ Group, Inc. (“DRJ”), a California corporation. Under the terms of this Agreement, we granted DRJ the exclusive right to distribute, market, sell, and promote a topical analgesic that incorporates our proprietary and patented Invisicare polymer in North America. DRJ manufactures STOPAIN®, a cream product topically applied which is designed to provide relief to people suffering from muscle stiffness, arthritis or muscle strains. Under the terms of the Agreement, the Company will generate revenues from product sales of Invisicare to DRJ and be entitled to receive royalties from all product sales generated by DRJ.  As of December 31, 2007, the Company has received $22,179 in royalties from DRJ.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

9.      CONVERTIBLE NOTES PAYABLE

During 2007, the Company issued an aggregate of $260,500 consisting of promissory convertible notes to seven individuals. The notes are due by August 30, 2007, one note due June 30, 2007, accruing interest at 10% per annum. At the investor’s option until the repayment date. The note can be converted to shares of the Company’s common stock at  a fixed price of $0.20 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.25 per share if exercised in year one and $0.30 per share if exercised in year two and available only upon conversion of the note payable.   As of December 31, 2007, $260,500 plus accrued interest of $5,650 were converted into 2,073,000 shares.

In accordance with EITF 00-27, the Company has determined value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $216,098 which has been fully expensed as of December 31, 2007.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: stock price range from $0.23 to $0.31, life of  3 years, a dividend yield of 0%, volatility raging from 78% to 127%, and a debt discount rate of 4.50%.   The investor shall have one year from December 11, 2007 to exercise 1,250,000 warrants.  The warrant strike price shall be $0.25 per share.  The Company has determined the warrants to have a value of $78,915 which has been fully expensed as of December 31, 2007.

During 2007, the Company issued a $150,000 promissory convertible note from one individual. The note is due by December 11, 2008, accruing interest at 10% per annum. At the investor’s option until the repayment date. The note can be converted to shares of the Company’s common stock at a fixed price of $0.075 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.15 per share if exercised in year one and available only upon conversion of the note payable.  As of December 31, 2007, the $150,000 convertible note payable remains outstanding.

In accordance with EITF 00-27, the Company has determined value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $95,557.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: stock price of $0.14, life of  3 years, a dividend yield of 0%, volatility of 106%, and a debt discount rate of 4.50%.   The investor shall have one year from December 11, 2007 to exercise 1,000,000 warrants.  The warrant strike price shall be $0.15 per share.  The Company has determined the warrants to have a value of $53,829 which has been reflected as a financing cost and will be amortized over the life of the loan.   As of December 31, 2007, financing costs total $53,484, net of accumulated amortization of $344.

10.    RELATED PARTY TRANSACTIONS

As of December 31,  2007, the Company had an unsecured loan payable due to the CEO with an interest rate of 10% per annum, due on demand totaling $68,360.

As of December 31, 2007, the Company had an unsecured loan payable due to a shareholder, bearing no interest, due on demand totaling $10,500.

As of December 31, 2007, the Company had a receivable due to them from a shareholder totaling $1,196.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

11.  COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  The lease for its offices expires on December 29, 2009.  Future minimum lease payments under the operating leases for the facilities as of December 31, 2007 are as follows:

2008	$97,028
2009	98,622

Rental expense, resulting from operating lease agreements for the years ended December 31, 2007 and 2006, was $102,539 and $93,388, respectively.

12.    SUBSEQUENT EVENTS

         During the three months ended March 31, 2008, the Company issued 2,000,000 shares of common stock for a conversion of a loanat $0.075 per share totaling $150,000.

         During the three months ended March 31, 2008, the Company issued 248,000 shares of common stock for payment on accounts payable at $0.10 per share totaling $24,000.

         During the three months ended March 31, 2008, the Company issued 799,990 shares of common stock for a conversion of a loan at $0.10 per share totaling $79,999.

         During the three months ended March 31, 2008, the Company issued 1,200,000 shares of common stock for a conversion of a loan at $0.05 per share totaling $60,000.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered in this report. Based on the foregoing, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective.

There has been no change in our internal controls over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including our principal executive and principal financial officers, conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 8B.  Other information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	60	Chief Executive Officer, Chief Financial Officer, & Director
Brian Piwek	62	Director
Greg McCartney	56	Director

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

Mr. Brian Piwek joined our board of directors in January, 2008. Mr. Piwek's experience and expertise is in the international retail industry. He was president of Overwaitea Foods supermarket from 1991 until 1997. In 1997 Brian accepted the position as Co-CEO with A&P Canada (The Great Atlantic & Pacific Tea Company Inc.) and in 2000 was appointed Chairman, President and CEO of A&P Canada. In late 2002 he moved to the U.S. as President and Chief Executive Officer of A&P US (New York Stock Exchange symbol "GAP") where he began the turnaround of North America's oldest retail food chain. Brian retired from A&P in July 2005. Brian is an MBA graduate and has served on many voluntary boards.

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

For the fiscal year ending December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	3	0	0
Jost Steinbruchel former Director	0	0	0
Greg McCartney Director	1	0	0

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

Item 10.  Executive Compensation

Compensation Discussion and Analysis

The Company currently has an employment agreement with its sole executive officer, Terry Howlett.   The term of the agreement is three (3) years.  Unless extended or renewed, the agreement will terminate on January 1, 2009.  Under the agreement, Mr. Howlett earns a cash stipend of $13,333.33 per month ($160,000 per year).  In addition, the agreement provides for Mr. Howlett to be awarded stock options at the discretion of the board of directors.  Our two independent directors currently receive a stipend of $1,000 per month, in addition to discretionary awards of stock options.

Currently, the objective of the cash compensation paid by the company is to provide fair reimbursement for the time spent by our executive officer and independent directors to the extent feasible within the financial constraints faced by our developing business.  The stock options granted to our executive officer and to our independent directors are intended to provide these individuals with incentives to pursue the growth and development of the company’s operations and business opportunities. Although the options awarded to our executive and directors are typically exercisable immediately, they also remain valid and exercisable for terms of several years.  We believe this provides the proper balance of short-term and long-term incentives to increase the value of the company.  Although an immediate increase in share price following the issuance of the options would obviously result in a profit if those options were exercised, the longer exercisable period of the options also provides an incentive to increase value over the long term and gives our executive officer and directors the opportunity to realize gains based on the sustained growth of our operations and revenues.

In addition, our sole executive officer holds substantial ownership in the company and is generally motivated by a strong entrepreneurial interest in expanding our operations and revenue base to the best of his ability.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2007 2006	160,000 160,000	- -	- -	182,252 36,000	- -	- -	- -	342,252 196,000

Narrative Disclosure to the Summary Compensation Table

We have a 3 year employment agreement dated January 1, 2006 with Mr. Howlett.  Mr. Howlett earned an annual base salary of $160,000 for the year ended December 31, 2007 and $160,000 for the year ended December 31, 2006.  Due to financial constraints, however, we were only able to actually pay Mr. Howlett $58,769.22 in cash during the fiscal year.  During the fiscal year ended December 31, 2007, we granted Mr. Howlett options to purchase 1,000,000 shares of our common stock at the exercise price of $0.24 per share with an expiration date of July 29, 2012.  These options are fully vested and immediately exercisable.  The aggregate value of these options, which totaled $182,252, was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.”

At no time during the last fiscal year was any outstanding option repriced or otherwise modified.  There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 200,000 1,200,000 500,000	- - -	- - -	0.24 0.18 0.05 0.05	7/29/2012 1/3/2011 04/01/2008 09/29/2008	- - - -	- - - -	- - - -	- - - -

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett	-	-	-	-	-	-	-
Jost Steinbruchel, former director	12,000	-	45,563	-	-	-	57,563
Greg McCartney	12,000	-	45,563	-	-	-	57,563
Brian Piwek	n/a	n/a	n/a	n/a	n/a	n/a	n/a

Narrative Disclosure to the Director Compensation Table

The all fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer.   Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $1,000.  Mr. McCartney and Mr. Steinbruchel each received a total of $12,000 in consideration for services rendered as members of our board of directors.  In addition, Mr. McCartney and Mr. Steinbruchel each received options to purchase 250,000 shares of common stock at an exercise price of $0.24 per share.  These options are fully vested and immediately exercisable.  The aggregate value of these options, which totaled $45,563 for each independent director, was computed in accordance with FAS 123R and is reported in the director compensation table above in the column titled “Option Awards.”

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 75,487,238 shares of common stock issued and outstanding on March 31, 2007. Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*

Executive Officers & Directors:
Common	Terry Howlett	9,823,248 shares	13.01% (2)
Common	Brian Piwek	600,990 shares	0.80% (3)
Common	Greg McCartney	905,000 shares	1.20% (4)
Total of All Directors and Executive Officers:		11,329,238 shares	15.01%
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

(2)
Includes options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.24, options that may be exercised immediately to purchase 200,000 shares at a price of $0.18, options that may be exercised immediately to purchase 400,000 shares at $0.10, and warrants that may be immediately exercised to purchase 500,000 shares at a price of $0.15.

(3)	Includes options that may be immediately exercised to purchase 200,000 shares at a price of $0.10 and warrants that may be immediately exercised to purchase 125,000 at $0.12
(4)
Includes options that may be exercised immediately to purchase 100,000 shares at a price of $0.10, options that may be exercised immediately to purchase 100,000 shares at a price of $0.18, options that may be exercised immediately to purchase 250,000 shares at $0.24, and options that may be exercised immediately to purchase 200,000 shares at $0.10.

Item 12.   Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2007 or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Item 13.   Exhibits

Exhibit Number	Description
10.1	Amendment to Distribution Agreement (1)
10.2	Employment Agreement with Terry Howlett(2)
14.1	Code of Ethics(3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and those portions have been filed separately with the Securities and Exchange Commission
(2)	Incorporated by reference to annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.
(3)	Incorporated by reference to annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $31,990 and $26,980 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/Terry Howlett
Terry Howlett
Chief Executive Officer and Chief Financial Officer
April 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Terry Howlett	By:	/s/Brian Piwek
	Terry Howlett		Brian Piwek
	Director		Director
	April 11, 2008		April 11, 2008

By:	/s/Greg McCartney
Greg McCartney
Director
April 11, 2008