Form 10-Q
period 2008-03-31
SKINVISIBLE INC
filed 2008-05-13
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-25911

Skinvisible, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6320 South Sandhill Road Suite 10 Las Vegas, Nevada 89120
(Address of principal executive offices)

702-433-7154
(Issuer’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  75,487,238 Common Shares as of March 31, 2008.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

(a)	Unaudited Consolidated Balance Sheet as of March 31, 2008;

(b)	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007;

(c)	Unaudited Consolidated Statements of Cash Flow for the three months ended March 31, 2008 and 2007;

(d)	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2008

Current assets
Cash	$5,785
Accounts receivable	11,062
Inventory	35,462
Due from related party	1,196
Financing cost, net of accumulated amortization of $867	17,752
Prepaid royalty fees - current portion	240,000
Prepaid expense and other current assets	4,660
Total current assets	315,917

Fixed assets, net of accumulated depreciation of $320,128	19,969

Intangible and other assets
Patents and trademarks, net of accumulated amortization of $42,906	31,988
License and distributor rights	50,000
Prepaid royalty fees - long term portion	120,000

Total assets	$537,874

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$479,253
Accrued interest payable	13,606
Loans from related party	22,968
Loans payable	3,500
Convertible notes payable, net of unamortized debt discount of $34,914	55,086
Unearned revenue	350,000
Total current liabilities	924,413

Total liabilities	924,413

Commitments and contingencies	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 75,487,238 shares issued and outstanding	75,486
Additional paid-in capital	15,507,876
Accumulated deficit	(15,969,902)
Total stockholders' deficit	(386,539)

Total liabilities and stockholders' deficit	$537,874

See Accompanying Notes to Consolidated Fiancial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Revenues	$149,411	$183,316

Cost of revenues	10,131	10,154

Gross profit	139,280	173,162

Operating expenses
Depreciation and amortization	5,356	4,671
Stock based compensation	248,442	49,475
Selling general and administrative	396,113	368,993
Total operating expenses	649,911	423,139

Loss before provision for income taxes	(510,631	(249,977)

Other income (expense)
Interest expense	(162,423)	(23,017)
Total other income (expense)	(162,423)	(23,017)

Provision for income taxes	--	--

Net loss	$(673,054)	$(272,994)

Basic loss per common share	$(0.01)	$(0.00)

Basic weighted average common
shares outstanding	75,487,238	64,711,248

See Accompanying Notes to Consolidated Fiancial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended March 31, 2008	For the three months ended March 31, 2007

Cash flows from operating activities:
Net loss	$(673,054)	$(272,994)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	5,356	4,671
Stock based compensation	248,442	49,475
Stock issued for donation	--	--
Interest expense related to beneficial conversion feature	151,613	--
Changes in operating assets and liabilities:
(Increase) in inventory	(15,007)	(10,239)
Increase (Decrease) in accounts receivable	31,026	(43,655)
Decrease in prepaid expenses and other current assets	477	475
Decrease in prepaid royalty fees	60,000	60,000
Increase in accounts payable and accrued liabilities	139,299	140,727
Increase in accrued interest	6,658	--
Decrease in unearned revenue	(100,000)	(100,000)
Net cash used in operating activities	(145,190)	(171,540)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	--	(4,662)
Net cash used in investing activities	--	(4,662)

Cash flows from financing activities:
Proceeds from (Payments to) related party loans	(30,892)	70,248
Proceeds from convertible notes payable	115,199	--
Proceeds from loan payable	3,500	--
Proceeds from stock subscription receivable	--	35,000
Proceeds from issuance of common stock	--	25,000
Net cash provided by financing activities	87,807	130,248

Net change in cash	(57,383)	(45,954)

Cash, beginning of period	63,168	50,070

Cash, end of period	$5,785	$4,116

Schedule of non-cash financing and investing activities:
Issuance of 2,000,000 shares of common stock for conversion of loan at $0.075 per share	$150,000	$--
Issuance of 248,000 shares of common stock for payment of accounts payable at $0.10 per share	$24,800	$--
Issuance of 251,990 shares of common stock for conversion of loan at $0.10 per share	$25,199	$--
Issuance of 1,200,000 shares of common stock for salaries owed at $0.05 per share	$60,000	$--
Issuance of 500,000 shares of common stock in lieu of debt at $0.05 per share	$25,000	$--
Issuance of 548,000 shares of common stock for salaries owed at $0.10 per share	$54,800	$--

See Accompanying Notes to Consolidated Fiancial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited Consolidated Financial Statements of Skinvisible, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-QSB.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes included in Skinvisible, Inc.’s Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,969,902 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  At March 31, 2008, the Company had not recorded a reserve for doubtful accounts.

Inventory - Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the three months ended March 31, 2008 and 2007, the Company incurred advertising costs totaling $2,650 and $3,040, respectively.

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation (continued)

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

recognized under SFAS No. 123(R) for the three months ended  March 31, 2008 and 2007 totaled $248,442 and $49,475, respectively.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. For the three months ended March 31, 2008 and 2007, common stock equivalent shares excluded from the earnings (loss) per share calculations totaled 8,472,500 and 7,230,000, respectively.

Recent accounting pronouncements - In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.

At March 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

Reclassification – The financial statements from 2007 reflect certain reclassifications, which will have no effect on net income, to conform to classifications in the current year.

2.     FIXED ASSETS

Fixed assets consist of the following as of March 31, 2008:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	42,484
Leasehold improvements	12,569
Lab equipment	115,946
340,097
Less: accumulated depreciation	320,128

Fixed assets, net of accumulated depreciation	$19,969

        Depreciation expense for the three months ending March 31, 2008 and 2007 was $2,471 and $2,108, respectively.

3. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2008, patents and trademarks total $74,894, and  amortization expense for the three months ended March 31, 2008 and 2007 were $2,885 and $2,563, respectivley.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

has determined that no impairment write-down is considered necessary as of March 31, 2008.

Future amortization expense for patents and trademarks as of March 31, 2008 are as follows:

2008	$ 8,442
2009	11,256
2010	3,223
2011	3,223
2012	3,223

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of March 31, 2008, the Company has paid a total of  $1,880,000 of which $1,280,000 has been expensed and $360,000 has been recorded as prepaid royalties.  The Company will expense the prepayment in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $120,000.

4.	UNEARNED REVENUE

Unearned revenue totaling $350,000 as of March 31, 2008 relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned. (See Note 7 for further discussion.)

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2008:

Accounts payable	$299,646
Credit card payable	119,299
Accrued officers salary payables	55,693
Accrued payroll taxes	4,038
Other accrued expenses	577

$479,253

6.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the three months ended March 31, 2008 and 2007, the Company granted stock options to employees and directors totaling  925,000 and -0-  shares of its common stock with a weighted average strike price of $0.12 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $221,867 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 109 % to 110%.  All stock options were exercisable

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
b

upon grant.  The Company has recorded an expense of $128,356 and $13,475  for the three months ended March 31, 2008 and 2007, respectively.

Stock options non-employees and directors – During the three months ended March 31, 2008 and 2007, the Company granted stock options for services totaling  875,000 and -0-  shares of its common stock with a weighted average strike price of $0.13 and $-0- per share, respectively. All stock options were exercisable upon grant. The stock options have been valued at $120,086 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from  109% to 112%.

The following is a summary of option activity during the three months ended March 31, 2008 and for the year ended December 31, 2007:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	4,200,000	$0.11
Options granted and assumed	2,075,000	0.24
Options expired	--	--
Options canceled	--	--
Options exercised	760,000	0.05
Balance, December 31, 2007	5,515,000	$0.17
Options granted and assumed	1,800,000	0.24
Options expired	100,000	0.18
Options canceled	--	--
Options exercised	1,200,000	0.05

Balance, March 31, 2008	6,015,000	$.17

As of March 31, 2008, 5,856,667 stock options are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK OPTIONS AND WARRANTS (continued)

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2008 and for the  year ended December 31, 2007:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	3,030,000	$0.11
Warrants granted and assumed	1,911,500	0.25
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	710,000	0.05
Balance, December 31, 2007	4,231,500	$0.15
Warrants granted and assumed	1,125,000	--
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	500,000	0.05

Balance, March 31, 2008	4,856,500	$0.16

All warrants outstanding as of March 31, 2008 are exercisable.

7.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of March 31, 2008, the Company has received $1,000,000 and has reflected $150,000 as unearned revenue and $850,000 as revenue on cumulative basis of which $50,000 has been recorded as revenue for both three months ended March 31, 2008 and 2007. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of March 31, 2008, the Company has received $1,000,000 and has reflected $200,000 as unearned revenue and $800,000 as revenue on a cumulative basis of which $50,000 has been recorded as revenue for both three months ended March 31, 2008 and 2007.  In addition and further to the payment fee of $1 million, Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

7.    LETTER OF INTENT AND DEFINITIVE AGREEMENT (continued)

On April 11, 2007, we entered into a Licensing Agreement (“Agreement”) with DRJ Group, Inc. (“DRJ”), a California corporation. Under the terms of this Agreement, we granted DRJ the exclusive right to distribute, market, sell, and promote a topical analgesic that incorporates our proprietary and patented Invisicare polymer in North America. DRJ manufactures STOPAIN®, a cream product topically applied which is designed to provide relief to people suffering from muscle stiffness, arthritis or muscle strains. Under the terms of the Agreement, the Company will generate revenues from product sales of Invisicare to DRJ and be entitled to receive royalties

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from all product sales generated by DRJ.  For the three months ended March 31, 2008, the Company has received $3,303 in royalties from DRJ.

8.      CONVERTIBLE NOTES PAYABLE

During 2008, the Company issued an aggregate of $115,000 consisting of promissory convertible notes to three individuals. Two of the notes are due by May 5, 2008 and one note is due by May 29, 2008, accruing interest at 10% per annum. At the investor’s option until the repayment date, and the note can be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.25 per share if exercised in year one and $0.30 per share if exercised in year two and available only upon conversion of the note payable.   As of March 31, 2008, $90,000 convertible notes payable remains outstanding while $25,000 plus accrued interest of $199 were converted into 251,990 shares.

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $34,914.  The beneficial conversion feature has been recorded as a debt discount which will be amortized over the life of the loan.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $18,619 which has been reflected as a financing cost and will be amortized over the life of the loan.  As of  March 31, 2008, financing costs totaled $17,752, net of accumulated amortization of $867.

9.       RELATED PARTY TRANSACTIONS

As of March 31,  2008, the Company had an unsecured loan payable due to the CEO with an interest rate of 10% per annum, due on demand totaling $22,968.

As of March 31, 2008, the Company had a receivable due to them from a shareholder totaling $1,196.

10.  COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  The lease for its offices expires on December 29, 2009.  Future minimum lease payments under the operating leases for the facilities as of March 31, 2008 are as follows:

2008                                               $           70,375
2009                                                            98,622

Rental expense, resulting from operating lease agreements for the three months ended March 31, 2008 and 2007, was $26,653 and $26,215, respectively.

11.	SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company issued 152,000 shares of common stock for payment on accounts payable at $0.10 per share totaling $15,200.

Item 2.     Plan of Operation

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

Acne Formulations

On January 30, 2008, our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc., entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Panalab Internacional S.A. ("Panalab"). The Agreement is for the right to develop and commercialize Skinvisible's prescription anti-acne products formulated with adapalene and Invisicare® in Argentina, Brazil and Chile.

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

On May 9, 2008, our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc., entered into a Trademark License Agreement and Distribution Agreement ("Distribution Agreement") with Embil Pharmaceutical Co. Ltd. ("Embil"). The Agreement is for the right to develop and commercialize two of Skinvisible's prescription anti-acne products formulated with Invisicare® and the active ingredients Clindamycine HCL and Retinoic Acid in Turkey, Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan as well as 3 countries in S.E. Asia, Indonesia, Malaysia and the Philippines.

Under the terms of the agreement Embil, a multi-national dermatology company headquartered in Instanbul, Turkey with subsidiaries and partners in S.E. Asia, will be responsible for filing and obtaining marketing approval in the countries they have licensed. Skinvisible will receive a research and development fee plus a licensing fee allocated as an upfront fee plus milestone payments. In addition the Company will receive royalties based on revenues generated by the sale of the products. According to the agreement, Embil will have the right to manufacture, distribute, market, sell and promote the Clindamycin HCL and Retinoic Acid formulations for acne in the specified territory.

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
                                                                                       *excludes North America

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Revenues

Our total revenue reported for the three months ended March 31, 2008 was $149,411, a decrease from $183,316 for the three months ended March 31, 2007.  The decrease in revenues for the three months ended March 31, 2008 from the same period in the prior year is attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2008 decreased to $10,131 from the prior period when cost of revenues was $10,154. Our cost of revenues remained roughly equal in both periods despite an increase in revenues for the three months ended March 31, 2007 as a result of sales of finished formulas versus polymer sales only in this quarter.

Gross Profit

Gross profit for the three months ended March 31, 2008 was $139,280, or approximately 93% of sales. Gross profit for the three months ended March 31, 2007 was $173,162, or approximately 94% of sales. The decrease in total gross profit for the three months ended March 31, 2008 from the prior period is largely attributable to lower sales of polymers the three months ended in March 31, 2008 compared with March 31, 2007.

Operating Expenses

Operating expenses increased to $649,911 for the three months ended March 31, 2008 from $423,139 for the three months ended March 31, 2007. Our operating expenses for the three months ended March 31, 2008 consisted of depreciation and amortization expenses of $5,356, stock based compensation of $248,442, and selling, general and administrative expenses of $396,113. Our operating expenses for the three months ended March 31, 2007 consisted of depreciation and amortization expenses of $4,671, stock based compensation of $49,475, and selling, general and administrative expenses of $368,993.  The increase in operating expenses for the three months ended March 31, 2008 from the prior period is primarily attributable to higher stock based compensation expenses associated with the issuance of stock options and warrants.

Other Expenses

We recorded other expenses of $162,423 for the three months ended March 31, 2008 compared with $23,017 for the same period ended March 31, 2007.  For both periods, the other expenses consisted entirely of interest expenses.  The increase in interest expenses for the three months ended March 31, 2008 compared to the same period in the prior is associated with the valuation of convertible debts.

Net Loss

Net loss for the three months ended March 31, 2008 was $673,054, compared to net loss of $272,994 for the three months ended March 31, 2007. The increase in net loss was attributable to decreased revenues and increased operating expenses.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $315,917 and total assets in the amount of $537,874. Our total current liabilities as of March 31, 2008 were $924,413.  We had a working capital deficit of $608,496 as of March 31, 2008.

Operating activities used $145,000 in cash for three months ended March 31, 2008. Our net loss of $673,054 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during the three months ended March 31, 2008 was $87,807 consisting of $115,199 as proceeds from the issuance of convertible notes payable, and $3,500 as proceeds from the issuance of loans payable offset by $30,892 paid on related party loans.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional funding. If we are not able to secure additional funding, the implementation of our business plan will be impaired. There can be no assurance that such additional financing will be available to us on acceptable terms or at all.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $15,969,902 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period  which were not previously included in a Current Report on Form 8-K.

During the three months ended March 31, 2008, we issued 248,000 restricted shares of our common stock as a result of entering into debt conversion agreements with three lenders to convert total principal balances of $24,800 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended March 31, 2008, we issued 2,799,990 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $227,599 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended March 31, 2008, we issued 1,200,000 shares of our common stock in exchange for the exercise of options previously issued to Mr. Terry Howlett. We received gross proceeds of $60,000 upon the exercise of these options. These securities were issued pursuant to an effective registration statement on Form S-8.

During the three months ended March 31, 2008, we issued 500,000 shares of our common stock in exchange for the exercise of warrants previously issued. We received gross proceeds of $25,000 upon the exercise of these warrants. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended March 31, 2008, we issued options to purchase 1,800,000 shares of our common stock at $0.10 per share under our 2006 Stock Option Plan to employees and consultants.

During the three months ended March 31, 2008, we issued warrants to purchase 2,399,000 shares of our common stock at strike prices ranging from $0.12 to $0.15 per share.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Skinvisible, Inc.

Date:	May 13, 2008

By: /s/Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director