Form 10-Q
period 2008-06-30
SKINVISIBLE INC
filed 2008-08-13
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  78,124,238 Common Shares as of June 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007;

F-3	Unaudited Consolidated Statements of Cash Flow for the six months ended June 30, 2008 and 2007;

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

Current assets
Cash	$5,510	$63,168
Accounts receivable	40,058	42,088
Inventory	28,232	20,455
Due from related party	1,196	1,196
Financing cost, net of accumulated amortization of $-0- and $344, respectively	--	53,484
Prepaid royalty fees - current portion	240,000	240,000
Prepaid expense and other current assets	4,563	5,137
Total current assets	319,559	425,528

Fixed assets, net of accumulated depreciation of $321,666 and $317,657, respectively	18,431	22,440
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $45,791 and $40,021, respectively	29,103	34,873
License and distributor rights	50,000	50,000
Prepaid royalty fees - long term portion	60,000	180,000

Total assets	$477,093	$712,841

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$585,030	$479,554
Accrued interest payable	22,064	6,948
Loans from related party	202	78,860
Convertible notes payable, net of unamortized debt discount of $-0- and $95,557, respectively	--	54,443
Convertible notes payable related party	79,127	--
Unearned revenue	250,000	450,000
Total current liabilities	936,423	1,069,805

Total liabilities	936,423	1,069,805

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares 78,124,238 shares issued and outstanding	78,323	70,739
Additional paid-in capital	15,880,905	14,869,145
Accumulated deficit	(16,418,559)	(15,296,848)
Total stockholders' deficit	(459,330)	(356,965)

Total liabilities and stockholders' deficit	$477,093	$712,841

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Revenues	$181,953	$194,692	$331,364	$378,007

Cost of revenues	10,674	41,139	5,798	51,293

Gross profit	171,279	153,553	325,566	326,714

Operating expenses
Depreciation and amortization	4,424	4,782	9,779	9,471
Stock based compensation	78,933	97,950	327,375	839,141
Selling general and administrative	482,258	365,869	893,379	64,953
Total operating expenses	565,615	468,601	1,230,533	913,565

Loss before provision for income taxes	(394,336)	(315,048)	(904,967)	(586,851)

Other income (expense)
Gain on settlement of debt	3,000	--	3,000	--
Interest expense	(57,321)	(110,433)	(219,744)	(112,193)
Total other income (expense)	(54,321)	(110,433)	(216,744)	(112,193)

Provision for income taxes	--	--	--	--

Net loss	$(448,657)	$(425,481)	$(1,121,711)	$(699,044)

Basic loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Basic weighted average common shares outstanding	76,794,798	64,870,259	73,799,990	64,684,245

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007

Cash flows from operating activities:
Net loss	$(1,121,711)	$(699,044)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	9,779	9,471
Stock based compensation	327,375	97,950
Interest expense related to beneficial conversion feature	238,512	107,403
Changes in operating assets and liabilities:
(Increase) in inventory	(7,777)	(7,300)
Increase (Decrease) in accounts receivable	2,030	(33,763)
Decrease (Increase) in prepaid expenses and other current assets	574	(502)
(Increase) in related party receivable	--	(22)
Decrease in prepaid royalty fees	120,000	120,000
Increase in accounts payable and accrued liabilities	205,276	205,075
Increase in accrued interest	15,116	1,973
Decrease in unearned revenue	(200,000)	(200,000)
Net cash used in operating activities	(410,826)	(398,759)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	--	(4,662)
Net cash used in investing activities	--	(4,662)

Cash flows from financing activities:
Proceeds from (Payments to) related party loans	(51,658)	71,732
Proceeds from convertible notes payable	165,199	225,000
Proceeds from convertible notes payable related party	117,127	--
Proceeds from issuance of common stock	122,500	65,000
Net cash provided by financing activities	353,168	361,732

Net change in cash	(57,658)	(41,689)

Cash, beginning of period	63,168	50,070

Cash, end of period	$5,510	$8,381

Schedule of non-cash financing and investing activities:
Issuance of 2,000,000 shares of common stock for conversion of loan at $0.075 per share	$150,000	$--
Issuance of 248,000 shares of common stock for payment of accounts payable at $0.10 per share	$24,800	$--
Issuance of 251,990 shares of common stock for conversion of loan at $0.10 per share	$25,199	$--
Issuance of 1,200,000 shares of common stock for salaries owed at $0.05 per share	$60,000	$--
Issuance of 500,000 shares of common stock in lieu of debt at $0.05 per share	$25,000	$--
Issuance of 548,000 shares of common stock for salaries owed at $0.10 per share	$54,800	$--
Issuance of 152,000 shares of common stock for payment of accounts payable at $0.10 per share	$15,200	$--
Issuance of 1,250,000 shares of common stock for conversion of loan at $0.10 per share	$125,000	$--
Issuance of 160,000 shares of common stock for services at $0.10 per share	$16,000	$--

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $16,418,559 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  At June 30, 2008, the Company had not recorded a reserve for doubtful accounts.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the three months ended June 30, 2008 and 2007, the Company incurred advertising costs totaling $6,964 and $4,955, respectively.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the six months ended  June 30, 2008 and 2007 totaled $327,375 and $97,950, respectively.

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

At June 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Reclassification – The financial statements from 2007 reflect certain reclassifications, which will have no effect on net income, to conform to classifications in the current year.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.     FIXED ASSETS

Fixed assets consist of the following as of June 30, 2008:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	42,484
Leasehold improvements	12,569
Lab equipment	115,946
340,097
Less: accumulated depreciation	321,666

Fixed assets, net of accumulated depreciation	$18,431

Depreciation expense for the six months ending June 30, 2008 and 2007 was $4,009 and $4,127, respectively.

  3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2008, patents and trademarks total $74,894, and  amortization expense for the six months ended June 30, 2008 and 2007 were $5,770 and $5,344, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2008.

Future amortization expense for patents and trademarks as of June 30, 2008 are as follows:

2008	$5,770
2009	11,256
2010	3,223
2011	3,223
2012	3,223

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of June 30, 2008, the Company has paid a total of  $1,880,000 of which $1,340,000 has been expensed and $300,000 has been recorded as prepaid royalties.  The Company will expense the prepayment in the future in accordance to the terms of the agreement. The remaining future royalties payments related to the agreement approximates $120,000.

4.	UNEARNED REVENUE

Unearned revenue totaling $250,000 as of June 30, 2008 relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned. (See Note 7 for further discussion.)

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2008:

Accounts payable	$333,086
Credit card payable	75,943
Accrued officers salary payables	174,391
Accrued payroll taxes	1,033
Other accrued expenses	577
$585,030

6.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the six months ended June 30, 2008 and 2007, the Company granted stock options to employees and directors totaling  925,000 and -0-  shares of its common stock with a weighted average strike price of $0.12 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $221,867 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 109 % to 110%.  The Company has recorded an expense of $191,289 and $26,950  for the six months ended June 30, 2008 and 2007, respectively all of which is based upon the vested portion of employee stock options related to options issued in 2007.

Stock options non-employees and directors – During the six months ended June 30, 2008 and 2007, the Company granted stock options for services totaling  875,000 and -0-  shares of its common stock with a weighted average strike price of $0.13 and $-0- per share, respectively. All stock options were exercisable upon grant. The stock options have been valued at $120,086 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from  109% to 112%.

The following is a summary of option activity during the six months ended June 30, 2008 and for the year ended December 31, 2007:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	4,200,000	$0.11
Options granted and assumed	2,075,000	0.24
Options expired	--	--
Options canceled	--	--
Options exercised	760,000	0.05
Balance, December 31, 2007	5,515,000	$0.17
Options granted and assumed	1,800,000	0.24
Options expired	550,000	0.18
Options canceled	--	--
Options exercised	1,200,000	0.05

Balance, June 30, 2008	5,565,000	$.17

As of June 30, 2008, 5,456,667 stock options are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	STOCK OPTIONS AND WARRANTS (continued)

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2008 and for the  year ended December 31, 2007:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	3,030,000	$0.11
Warrants granted and assumed	1,911,500	0.25
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	710,000	0.05
Balance, December 31, 2007	4,231,500	$0.15
Warrants granted and assumed	1,407,500	0.14
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	500,000	0.05

Balance, June 30, 2008	5,139,000	$0.16

All warrants outstanding as of June 30, 2008 are exercisable.

7.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2008, the Company has received $1,000,000 and has reflected $100,000 as unearned revenue and $900,000 as revenue on cumulative basis of which $100,000 has been recorded as revenue for both six months ended June 30, 2008 and 2007. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of June 30, 2008, the Company has received $1,000,000 and has reflected $150,000 as unearned revenue and $850,000 as revenue on a cumulative basis of which $100,000 has been recorded as revenue for both six months ended June 30, 2008 and 2007.  In addition and further to the payment fee of $1 million, Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.    LETTER OF INTENT AND DEFINITIVE AGREEMENT (continued)

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

8.      CONVERTIBLE NOTES PAYABLE

During 2008, the Company issued an aggregate of $115,000 consisting of promissory convertible notes to three individuals. Two of the notes are due by May 5, 2008 and one note is due by May 29, 2008, accruing interest at 10% per annum. At the investor’s option until the repayment date, and the note can be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.25 per share if exercised in year one and $0.30 per share if exercised in year two and available only upon conversion of the note payable.   As of June 30, 2008, $115,000 plus accrued interest of $199 were converted into 1,001,990 shares.

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $34,914.  The beneficial conversion feature has been fully expensed as of June 30, 2008.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $18,619 which has been fully expensed as of June 30, 2008.

During 2008, the Company issued an aggregate of $249,127 consisting of promissory convertible notes to five individuals. Two of the notes are due by July 2008, one note is due by August 2008, and three notes are due by September  2008, accruing interest at 10% per annum. At the investor’s option until the repayment date, and the note can be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price ranging from $0.12 to $0.15 per share if exercised within three years upon conversion of the note payable.   As of June 30, 2008, $79,127 convertible notes payable plus accrued interest of $8,099 remain outstanding while $170,000 were converted into 1,700,000 shares.

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $7,599.  The beneficial conversion feature has been fully expensed as of June 30, 2008.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $26,634 which has been fully expensed as of June 30, 2008.

9.       RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company had an unsecured loan payable due to the CEO with an interest rate of 10% per annum, due on demand totaling $202.

As of June 30, 2008, the Company had a receivable due to them from a shareholder totaling $1,196.

10.  COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  The lease for its offices expires on December 29, 2009.  Future minimum lease payments under the operating leases for the facilities as of June 30, 2008 are as follows:

2008	$44,121
2009	98,622

Rental expense, resulting from operating lease agreements for the six months ended June 30, 2008 and 2007, was $52,908 and $50,883, respectively.

11.	SUBSEQUENT EVENTS

In July 2008, the Company issued 1,400,000 shares of common stock for cash at $0.10 per share totaling $140,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Under the terms of the agreement Embil, a multi-national dermatology company headquartered in Instanbul, Turkey with subsidiaries and partners in S.E. Asia, will be responsible for filing and obtaining marketing approval in the countries they have licensed. Skinvisible will receive a research and development fee plus a licensing fee allocated as an upfront fee plus milestone payments. In addition the Company will receive royalties based on revenues generated by the sale of the products. According to the agreement, Embil will have the right to manufacture, distribute, market, sell and promote the Clindamycin HCL and Retinoic Acid formulations for acne in the specified territory

Patent Achievements

On June 3, 2008, we have been granted a comprehensive patent in Australia for our Invisicare topical compositions and our methodology for manufacturing and using numerous delivery systems and related applications. The Invisicare patent provides protection in the areas of "Topical Composition, Topical Composition Precursor, and Methods for Manufacturing and Using." We believe this patent will assist our sales efforts in Australia by protecting the Invisicare technology and formulated products.  Having our Invisicare patent approved in Australia is one more degree of protection that we can provide to our international licensees.

We continue to submit for patent protection worldwide for all products formulated with Invisicare.

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

Skinvisible’s Formulas with Invisicare:
ACTIVE INGREDIENT	TYPE	Availability	Patent
Acne
Adapalene Cream (0.1% & 0.3%)	Rx	yes	pending
Adapalene Gel (0.1% & 0.3%)	Rx	yes	pending
Clindamycin Hydrochloride Cream (1%)	Rx	yes	pending
Retinoic Acid Cream (0.1%)	Rx	yes	pending
Analgesics
Topical Spray with Menthol (6% & 8%)	OTC	yes	technology
Topical Roll-On with Menthol (6% & 8%)	OTC	yes	technology
Topical Cream with Salicylate (10%)	OTC	yes	technology
Anti-Aging
Retinol Cream & Lotion (0.15% )	Cosmetic	yes	technology
Retinol Cream (0.3%)	Cosmetic	yes	technology
Anti-Fungal
Terbinafine Cream, Gel (1%)	OTC	yes	pending
Naftifine Cream (1%)	Rx	yes	pending
Clotrimazole Cream (1%)	OTC	yes	pending
Anti-Inflammatory
Hydrocortisone Cream (1%)	OTC	yes	technology
Triamcinolone (1%)	Rx	yes	technology
Triamcinolone Acetonide (1%)	Rx	yes	technology
Clobetasole Proprionate (0.3%)	Rx	in-progress	technology
Betamethasone (1%)	Rx	yes	technology
Antimicrobial Hand Sanitizing Lotion
Triclosan Lotion (1%) with Nonoxynol-9	OTC	yes*	granted
Triclosan Lotion (1%) with Tomadol 901	OTC	yes*	granted
Benzalkonium Chloride Lotion (0.13%)	OTC	yes*	granted
Chlorhexidine Gluconate Lotion (4%)	OTC / NDA	in-progress	pending
Moisturizers
Non-Steroidal Atopic Dermatitis Cream	Rx / Cosmetic	yes	technology
Skin Protectant Lotion with Allantoin (0.5%)	OTC	yes	technology
Super Moisturizer with Ectoin	Cosmetic	yes	technology
UVA / UVB Sunscreen
Parsol 1789 - SPF 30 and 50 Lotions	OTC	yes	pending
Tinosorb S – SPF 30 Lotion	OTC	yes	pending
Other Skin / Hair
Skin Whitening, Hyperpigmentation	Cosmetic	in-progress	technology
Scar Lotion with Onion Bulb	Cosmetic	yes	technology
Glycolic Acid Cream (5% & 10%)	Cosmetic	yes	technology
Fragrance – Long Lasting Gel	Cosmetic	yes	technology

*excludes North America

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Revenues

Our total revenue reported for the three months ended June 30, 2008 was $181,953, a decrease from $194,692 for the three months ended June 30, 2007.  The decrease in revenues for the three months ended June 30, 2008 from the same period in the prior year is attributable to decreased sales of polymers to our licensees.

Our total revenue reported for the six months ended June 30, 2008 was $331,364, a decrease from $378,007 for the six months ended June 30, 2007.  The decrease in revenues for the six months ended June 30, 2008 from the same period in the prior year is attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2008 decreased to $10,674 from the prior period when cost of revenues was $41,139. Our cost of revenues for the six months ended June 30, 2008 decreased to $5,798 from the prior period when cost of revenues was $51,293.  The reason for the decrease in cost of revenues for both periods is attributable to an increase in license fees and R&D fees where there is no cost of revenues, as opposed to sales of our products, which have those associated costs.

Gross Profit

Gross profit for the three months ended June 30, 2008 was $171,279. Gross profit for the three months ended June 30, 2007 was $153,553. The increase in total gross profit for the three months ended June 30, 2008 from the prior period is largely attributable to lower costs of revenue in June 30, 2008 compared with June 30, 2007.

Gross profit for the six months ended June 30, 2008 was $325,566. Gross profit for the six months ended June 30, 2007 was $326,714. Our gross profit remained roughly equal in both periods despite the decrease in revenues for the six months ended June 30, 2008 compared with June 30, 2007 as a result of a decrease in the cost of revenues for the same period.

Operating Expenses

Operating expenses increased to $565,615 for the three months ended June 30, 2008 from $468,601 for the three months ended June 30, 2007. Our operating expenses for the three months ended June 30, 2008 consisted of depreciation and amortization expenses of $4,424, stock based compensation of $78,933, and selling, general and administrative expenses of $482,258. Our operating expenses for the three months ended June 30, 2007 consisted of depreciation and amortization expenses of $4,782, stock based compensation of $97,950, and selling, general and administrative expenses of $365,869.

Operating expenses increased to $1,230,533 for the six months ended June 30, 2008 from $913,565 for the six months ended June 30, 2007. Our operating expenses for the six months ended June 30, 2008 consisted of depreciation and amortization expenses of $9,779, stock based compensation of $327,375, and selling, general and administrative expenses of $893,379. Our operating expenses for the six months ended June 30, 2007 consisted of depreciation and amortization expenses of $9,471, stock based compensation of $839,141, and selling, general and administrative expenses of $64,953.

For both periods, the increase in operating expenses is largely attributable to higher selling, general and administrative costs offset by lower stock based compensation expenses.

Other Expenses

We recorded other expenses of $54,321 for the three months ended June 30, 2008 compared with $110,433 for the same period ended June 30, 2007.  With the exception of a $3,000 gain on settlement of debt in the three month period ended June 30, 2008, for both periods, the other expenses consisted entirely of interest expenses.

We recorded other expenses of $216,744 for the six months ended June 30, 2008 compared with $112,193 for the same period ended June 30, 2007.  With the exception of a $3,000 gain on settlement of debt in the six month period ended June 30, 2008, for both periods, the other expenses consisted entirely of interest expenses.

Net Loss

Net loss for the three months ended June 30, 2008 was $448,657, compared to net loss of $425,481 for the three months ended June 30, 2007. The increase in net loss was attributable to decreased revenues and increased operating expenses.

Net loss for the six months ended June 30, 2008 was $1,121,711, compared to net loss of $699,044 for the six months ended June 30, 2007. The increase in net loss was attributable to decreased revenues and increased operating expenses.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $319,559 and total assets in the amount of $477,093. Our total current liabilities as of June 30, 2008 were $936,423.  We had a working capital deficit of $265,471 as of June 30, 2008.

Operating activities used $410,826 in cash for six months ended June 30, 2008. Our net loss of $1,121,711 was the primary component of our negative operating cash flow. Cash flows provided by financing activities during the six months ended June 30, 2008 was $353,168 consisting of ($51,658) from payments to related party loans, $165,199 as proceeds from the issuance of convertible notes payable, $117,127 as proceeds from convertible notes payable related party, and $122,500 as proceeds from the issuance of common stock.

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

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $16,418,559 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

At June 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS 162 will be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411.  The Company does not expect the adoption of SFAS 162 will have a material impact on its financial condition or results of operation.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

During the three months ended June 30, 2008, we issued 162,000 restricted shares of our common stock as a result of entering into debt conversion agreements with three lenders to convert total principal balances of $16,200 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended June 30, 2008, we issued 1,700,000 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $170,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended June 30, 2008, we issued 150,000 restricted shares of our common stock to an employee for services rendered to the company.  These shares were issued pursuant to Section 4(2) of the Securities Act. The employee represented her intention to acquire the securities for investment only and not with a view towards distribution. She was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended June 30, 2008, we issued 625,000 shares of our common stock in a private offering at $.10 per share. We received gross proceeds of $62,500 in the offering. These securities were issued pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising. We issued the stock certificates and affixed the appropriate legends to the restricted stock.

During the three months ended June 30, 2008, we issued warrants to purchase 1,162,500 shares of our common stock at strike prices ranging from $0.12 and $0.15 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

Skinvisible, Inc.

Date:	August 12, 2008

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director