Form 10-K
period 2008-12-31
SKINVISIBLE INC
filed 2009-04-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-25911

Skinvisible, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6320 South Sandhill Road, Suite 10, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 702.433.7154

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $120,360

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  84,095,888 as of December 31, 2008.

 PART I

Item 1.   Business

Company Overview

We develop innovative polymer delivery vehicles and related compositions that hold active ingredients on the skin for extended periods of time when applied topically. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. This enables active agents the ability to perform their intended functions for an extended period of time. Our polymer delivery vehicles, trademarked Invisicare®, allow normal skin respiration and perspiration. The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

We believe Invisicare® offers the following benefits:

▪	Displays superior skin adherence for extended time periods
▪	Non-occlusive yet resists water wash-off, respiration and perspiration
▪	Increased efficacy of active ingredients
▪	Allows for lower use levels of actives with increased persistence of effect
▪	Offers advantage of controlled and/or sustained time-release
▪	Highly compatible with a variety of actives and bases
▪	Easy to emulsify
▪	Formulates well at a cream, lotion, or spray viscosity
▪	Non-irritating emulsion dries quickly with no greasy after-feel
▪	Non-occlusive film forms protective barrier against environmental irritants
▪	Broad polymer selection to meet application requirements
▪	Offers “Life Cycle” management to core products with potential for new patent
▪	Simplified manufacturing process

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

Recent Developments

Our core business is the research and development of products formulated with our patented technology Invisicare.  This year we have added a strategic focus on the sale and marketing of these products and developing new Invisicare technologies. Our focus has allowed us to expand our reputation amongst key dermatology, consumer goods and medical/surgical companies around the globe.  It has also allowed us to branch out beyond dermatology into other medical areas that require topically delivered products.

Leadership

We have brought on key people this year with specific skills to assist us with our growth strategy.  Mr. Brian Piwek became a member of our Board of Directors early in the year.  He was selected not only for his excellent business acumen but also his vast experience in the international retail / personal goods marketplace. He was President of Overwaitea Foods supermarket in Canada from 1991 until 1997. Prior to retiring in 2005, Brian served as the President and Chief Executive Officer of A&P Foods, one of North America’s oldest retail food chains.

Internally, we hired a Vice President of Business Development and Marketing - Ms. Doreen McMorran. She brings over seven years of international dermatology marketing experience to our company.  We believe having a person solely focused on revenue generation and with excellent dermatology industry contacts will assist our expansion plans.

In the fall of 2008, we appointed Dr. Geert Cauwenbergh PhD. to head our International Advisory Board and to spearhead further extension into international markets. Dr. Cauwenbergh has vast dermatology experience having held senior executive positions with Barrier Therapeutics, Johnson & Johnson and Janssen Pharmaceutica. Dr. Cauwenbergh assists us with dermatology research and development knowledge.

Product Developments

We intend to expand our product offerings. Currently we have over 30 topical products formulated with Invisicare available for licensing.  Our products range from acne formations to sunscreens to surgical products.  A key addition to our portfolio in 2008 was our UVA/UVB sunscreen with Parsol 1789. Parsol 1789 is the most used UVA filter in sunscreens in the US and the only ingredient approved by the US FDA that is not proprietary. Our studies show a minimum of eight hour photostability compared to the industry average of two hours. In addition, most sunscreens, even those that indicate they are water resistant, do not remain on the skin after swimming.  With our Invisicare technology, sunscreens remain on the skin for 8 to 12 hours and resist wash-off and rub-off. For the international market, we have developed new sunscreens using a proprietary sunscreen UVA filter from CIBA Specialty Chemicals. While this ingredient is not yet approved for sale in the US, it is used internationally and we are working with sunscreen companies in Europe and Latin America on this new development.

In the third quarter of 2009, we intend to begin marketing our Chlorhexidine Hand Sanitizer Lotion “DermSafe” in Canada where we have received approval from Health Canada. We expect to file for US FDA approval with a marketing partner in 2009. We believe this is a unique product that is needed immediately in all healthcare settings from hospitals to nursing homes. DermSafe stays bound to the hands, even after frequent washings, for up to 4 hours while killing both bacteria and viruses; a real plus for doctors and nurses as they move from patient to patient.

Patent Developments

We intend to continually to generate new patents (intellectual property) on our dermatology and medical products. Every product we formulate is protected by one or more patents.  Patent approvals are sought (initially in the U.S. and later internationally) for all products developed. Currently there are 5 patents approved including the US, Australia, India and this year Japan, 9 U.S. patents pending in addition to 34 PCT's internationally, with many more to be filed.  Some of these PCT patents cover up to 5 products. All patents with Invisicare are owned by Skinvisible.

Patent protection is important to our company. Pharmaceutical companies are pursuing new or improved revenue streams along with protecting their own intellectual properties.  Invisicare allows companies to sell a patent-protected product that has been revitalized with new benefits, giving them a new story to help combat generic competitors. A prescription dermatology product can generate $100 plus million per year; some even $200 plus million – and that is why we believe the investment into a license with an Invisicare formulation is a very viable option for these companies.

We continue to submit for patent protection worldwide for products formulated with Invisicare.

License Agreements

Our current licensees: JD Nelson with Safe4Hours®, DRJ Group with Stopain® and Sunless Beauty with Solerra® all remain focused on expanding their markets in the US and Solerra  globally. In 2008, we added two new licensees. Our first addition was for two acne formulations made with adapalene for Panalab Internacional S.A. for the territory of Latin America. Panalab is a multi-national dermatology company headquartered in Panama with subsidiaries and partners in most Latin American countries. Under the terms of the agreement, Panalab will be responsible for filing and obtaining marketing approval in the countries they have licensed. We received a research and development fee plus a licensing fee allocated as an upfront fee plus milestone payments. In addition, we will receive royalties based on revenues generated by the sale of the products. According to the agreement, Panalab will have the right to manufacture, distribute, market, sell and promote the Adapalene formulations in the specified territory. Panalabs expect to be selling in their territory by late fall 2009.

In addition, two more prescription acne products (clindamycin and retinoic acid) were licensed to Embil Pharmaceuticals for Turkey, parts of Asia (Indonesia, Malaysia, and the Philippines) and Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan. Embil is a multi-national dermatology company headquartered in Instanbul, Turkey with subsidiaries and partners in S.E. Asia. Under the terms of the agreement, Embil will be responsible for filing and obtaining marketing approval in the countries they have licensed. We have received a research and development fee plus a licensing fee allocated as an upfront fee plus milestone payments. In addition, we will receive royalties based on revenues generated by the sale of the products.

According to the agreement, Embil will have the right to manufacture, distribute, market, sell and promote the Clindamycin HCL and Retinoic Acid formulations for acne in the specified territory.

In January 2009, we signed an agreement with RHEI Pharmaceuticals NV, a Belgium based pharmaceutical company that in-licenses drugs for sale in China. This agreement gives RHEI the first option to license the exclusive rights for Skinvisible's dermatology products for the territory of China, Hong Kong and Taiwan. Specifically the agreement is for over-the-counter and prescription dermatology products formulated with Invisicare that have been approved in a reference country.  As part of the agreement, RHEI will augment its existing product lines by seeking approval and then marketing and manufacturing Skinvisible's Invisicare dermatology products in the approved territory.

The Chinese pharmaceutical market represents a huge opportunity with an estimated $22.6 billion spent on pharmaceutical drugs in 2007 and growing at an annual rate of nearly 20%. To address this huge growth, the Chinese government has implemented a more effective approval process, one that fits advantageously into the strategic plans of both Skinvisible and RHEI.

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

                            Skinvisible’s Formulas with Invisicare:

ACTIVE INGREDIENT	TYPE	Availability	Patent
Acne
Adapalene Cream & Gel (0.1% & 0.3%)	Rx	yes*	pending
Clindamycin Hydrochloride Cream (1%)	Rx	yes*	pending
Retinoic Acid Cream (0.1%)	Rx	yes*	pending
Benzoyl Peroxide (2.5%) Cream	Rx / OTC	In development	pending
Actinic Keratosis
Imiquimod Lotion (2%, 3%)	Rx	yes	pending
Analgesics
Topical Spray with Menthol (6% & 8%)	OTC	yes	technology
Topical Roll-On with Menthol (6% & 8%)	OTC	yes	technology
Topical Cream with Salicylate (10%)	OTC	yes	technology
Anti-Aging

Retinol Cream (0.3%)	Cosmetic	yes	technology
Anti-Fungal
Terbinafine Cream, Gel (1%)	OTC	yes	pending
Naftifine Cream (1%)	Rx	yes	pending
Naftifine (1%) & Hydrocortisone (1%) Cream	Rx	yes	pending
Clotrimazole Cream (1%)	OTC	yes	pending
Anti-Inflammatory
Hydrocortisone Cream (1%)	OTC	yes	technology
Triamcinolone (1%)	Rx	yes	technology
Triamcinolone Acetonide (1%)	Rx	yes	technology
Clobetasole Proprionate (0.05%)	Rx	in-progress	technology
Betamethasone (1%)	Rx	yes	technology
Antimicrobial Lotions
Triclosan Lotion (1%) with Nonoxynol-9	OTC	yes*	granted
Triclosan Lotion (1%) with Tomadol 901	OTC	yes*	granted
Benzalkonium Chloride Lotion (0.13%)	OTC	yes*	granted
Chlorhexidine Gluconate Lotion (4%)	OTC / NDA	yes	pending
Chlorhexidine Gluconate (2%) Pre-Surgical Prep	NDA	yes	pending
Atopic Dermatitis / Super Moisturizers
Non-Steroidal Atopic Dermatitis Cream 1% Hyaluronic Acid	Rx / Cosmetic	yes	technology
Skin Protectant Lotion with Allantoin (1%)	OTC	yes	technology
Super Moisturizer with Ectoin	Cosmetic	yes	technology
Urea Moisturizer (25% & 30%)	Cosmetic	yes	technology
UVA / UVB Sunscreen
Parsol 1789 - SPF 15 / 30 / 50 Lotion	OTC	yes	pending
Tinosorb S – SPF 15 / 30 / 50 Lotion	OTC	yes	pending
Other
Scar Lotion with Onion Bulb	Cosmetic	yes	technology
Fragrance – Long Lasting Gel	Cosmetic	yes	technology
Long-lasting Sunless Tanner (2.5%, 5% & 9%)	Cosmetic	yes	technology
After Sun (Aloe) Cream	Cosmetic	yes	technology
                                                                                                                                                                                                                                                                              *some territories already licensed

Competition

While there is significant competition in the skincare products industry, our primary business objective is to license our technology and formulated products to manufacturers of Rx and OTC skincare products. Market research undertaken to date has indicated that, at present, there is reasonably limited competition for our polymer-based delivery systems and related technologies such as delivery vehicles and technologies that offer the same performance capabilities for topically administered products.  Some delivery technology companies offer a new way to bring active ingredients to the skin topically such as foam technology. This is usually where it stops as Invisicare not only offers this delivery but also offers a sustained or controlled release of the active ingredient from the emulsion – a real plus if the active ingredient causes skin irritation.

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

Employees

We currently have five employees, including our sole officer Terry Howlett. All our employees with the exception of our bookkeeper are full-time employees.

Research and Development Expenditures

We incurred research and development expenditures of $21,780 in the fiscal year ended December 31, 2008, and $20,291 in the fiscal year ended December 31, 2007.

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

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc.

Item 1A  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B  Unresolved Staff Comments

None.

Item 2.   Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Skinvisible Pharmaceuticals, Inc., our wholly-owned subsidiary, owns the manufacturing and laboratory equipment at this location.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “SKVI”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.09	0.03
September 30, 2008	0.13	0.08
June 30, 2008	0.14	0.08
March 31, 2008	0.16	0.10

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
December 31, 2007	0.30	0.13
September 30, 2007	0.32	0.18
June 30, 2007	0.35	0.20
March 31, 2007	0.25	0.23

On April 7, 2009, the last sales price per share of our common stock was $0.06.

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

Holders of Our Common Stock

As of December 31, 2008, we had 84,095,888 shares of our common stock issued and outstanding, held by 401 shareholders of record.

Dividends

We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

In the event that a dividend is declared, common stockholders on the record date are entitled to share ratably in any dividends that may be declared from time to time on the common stock by our board of directors from funds legally available.

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

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the three months ended December 31, 2008, we issued 1,750,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances of $123,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended December 31, 2008, we issued 1,500,000 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $105,000 into equity. In connection with the conversion, warrants were also granted to purchase 750,000 shares of our common stock at a strike price of $0.10 per share that expire on November 12, 2010.  These shares and warrants were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended December 31, 2008, we issued options to purchase 2,370,000 shares of our common stock at prices ranging from $0.07 to $0.10 per share under our 2006 Stock Option Plan to employees and consultants.  In addition, we extended existing options to purchase 300,000 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2008.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2008
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	6,675,000	$0.14	3,325,000
Equity compensation plans not approved by security holders	120,000	$0.125	-
Total	6,795,000		3,325,000

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Years Ended December 31, 2008 and 2007

Revenues

Our total revenue reported for the year ended December 31, 2008 was $767,600, a slight decrease from $777,685 for the year ended December 31, 2007.  The decrease in revenues for the year ended December 31, 2008 from the prior year is attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2008 decreased to $23,122 from the prior year when cost of revenues was $140,875. The decrease in our cost of revenues for the year ended December 31, 2008 from the prior year is attributable to decreased sales of polymers.

Gross Profit

Gross profit for the year ended December 31, 2008 was $744,478, or approximately 3% of sales. Gross profit for the year ended December 31, 2007 was $636,810, or approximately 18% of sales. The increase in total gross profit for the year ended December 31, 2008 from the prior year is attributable to the decrease in cost of revenues for 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $274,141 and total assets in the amount of $364,067. Our total current liabilities as of December 31, 2008 were $665,123.  We had a working capital deficit of $390,982 as of December 31, 2008.

Operating activities used $947,355 in cash for the year ended December 31, 2008. Our net loss of $1,640,877 combined with a decrease in unearned revenue of $40,000 was the primary component of our negative operating cash flow, offset mainly by stock based compensation of $437,892, decrease in prepaid royalty fees of $240,000, interest expenses related to beneficial conversion feature of $199,151, and increase in accounts payable and accrued liabilities of $144,397. Cash flows used by investing activities during the year ended December 31, 2008 was $2,076.  Cash flows provided by financing activities during the year ended December 31, 2008 amounted to $892,324 and consisted of $846,548 as proceeds from the issuance of convertible notes payable, and $122,500 as proceeds from the issuance of common stock, offset by payments of $76,724 on related party loans.

In order to preserve needed cash to operate our business, we have sought to and have been successful in converting certain of our debt into equity of our company.  During the fourth quarter ended December 31, 2008, a total of $228,000, represented by loans, accrued compensation and expenses, has been converted into equity under various rates and terms. We can provide no assurance that we will be able to convert other debt in our company under similar arrangements, or at all, in the future.  If we are unable to convert our debt into equity, or raise capital to cover our liabilities, we may not be able to continue as a going concern.  The balance of $222,000 was deferred into 2009.

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

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2008.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	61	Chief Executive Officer, Chief Financial Officer, & Director
Brian Piwek	62	Director
Greg McCartney	57	Director

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

Mr. Greg McCartney has been a member of our board of directors since January 10, 2005. Mr. McCartney is Managing Director of Taylor, Butterfield & Worth Asset Management Corporation, a management consulting services firm assisting clients in becoming fully reporting public companies. Previously Mr. McCartney was the Chairman of the Board for Genesis Bioventures (formely BioLabs) and also formerly served as their CEO. Mr. McCartney has over 20 years experience serving as officer and director of both private and public companies in various manufacturing and technology industries. Prior to founding BioLabs in 1997, Mr. McCartney was the founder and director of Aspenwood Holdings Corporation, a business consulting firm specializing in financing, public relations and venture capital in the technology and manufacturing industries. From 1986 to 1995 he was the President of an emerging high technology company and also served as officer and director of other companies. Previously, he was involved with international real estate and land development.

Directors

Our bylaws authorize no less than one (1) and more than ten (12) directors.  We currently have three Directors.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

Ms. Doreen McMorran, is head of Business Development.  Ms. McMorran brings to the Company almost 20 years of experience in the medical and pharmaceutical industry, specifically in the areas of strategic planning, sales and marketing. She has spent the last seven years selling to international dermatology and skincare focused companies like Procter and Gamble, Johnson & Johnson, Stiefel, Galderma, Novartis and Graceway, to name a few. Ms. McMorran, who holds a Bachelor of Commerce (Honours) degree, spent six years in the pharmaceutical industry with Astra Pharma. Additionally she has held senior management level positions with a number of healthcare companies, focusing on business development, sales, marketing and operations.

Dr. James A. Roszell, Ph.D, is a doctoral chemist with over 35 years' experience in product formulation, experimental design, analysis, and method validation. Since joining Skinvisible in 1998, he has been responsible for research and development of our patented technology, related polymer delivery vehicles, product formulations and compositions. Dr. Roszell is a joint contributor to Skinvisible's Patent Number 6.756.059 and responsible for our nine pending patents in the US. Prior to joining Skinvisible, he worked as chemist for Supertech Products, Inc. in Florida where his responsibilities included ensuring compliance with OSHA, EPA and other standards and regulations, maintenance of quality control, research and development for new products. Dr. Roszell's background includes work in chemical, pharmaceutical, environmental and clinical laboratory arenas. His chemical and scientific expertise makes a significant contribution to our business.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

For the fiscal year ending December 31, 2008, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-Kand filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett, CEO, CFO & Director	0	4	0
Greg McCartney, Director	0	5	0
Brian Piwek, Director	1	5	0
Jost Steinbruchel, former Director	0	0	1

Code of Ethics

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics was filed as an exhibit to the annual report on Form 10KSB for the fiscal year ended December 31, 2004 and filed with the SEC on April 14, 2005.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2008 and 2007.
SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2008 2007	160,000 160,000	- -	- -	110,000 182,252	- -	- -	- -	270,000 342,252

Narrative Disclosure to the Summary Compensation Table

On January 29, 2009, subsequent to the end of the reporting period, we entered into an employment agreement with our sole executive officer, Terry Howlett. The agreement is effective retroactively to January 1, 2009, and term of the agreement is three (3) years.  Unless extended or renewed, the agreement will terminate on January 1, 2012.  Under the agreement, Mr. Howlett earns a cash stipend of $13,333.33 per month ($160,000 per year). He will also receive bonuses based on a percentage of license fees, royalty fees, and financings; paid vacation or the election to receive vacation benefits in payment; and reimbursements of expenses, including automobile and limited living expenses. In addition, the agreement provides for Mr. Howlett to be awarded stock options at the discretion of the board of directors.

This agreement replaces a similar employment agreement with Mr. Howlett, which expired on December 31, 2008. Due to financial constraints, however, we were only able to actually pay Mr. Howlett $46,667.00 in cash during the fiscal year ended December 31, 2008.

During the fiscal year ended December 31, 2008, we granted Mr. Howlett options to purchase 400,000 shares of our common stock at the exercise price of $0.10 per share with an expiration date of January 31, 2013, and options to purchase 1,000,000 shares of our common stock at the exercise price of $0.07 per share with an expiration date of October 20, 2013.  These options are fully vested and immediately exercisable. The aggregate value of these options, which totaled $110,000, was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.”

At no time during the last fiscal year was any outstanding option repriced or otherwise modified.  There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000	- - - -	- - - -	.07 .10 0.18 0.24	10/19/2013 1/30/2013 1/3/2011 7/29/2012	- - - -	- - - -	- - - -	- - - -

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jost Steinbruchel, former director	1,000	-	-	-	-	-	?
Greg McCartney	14,400	-	37,500	-	-	-	51,900
Brian Piwek	13,200		37,500	-	-	-	50,700

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer.   Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $1,200. Mr. McCartney received a total of $14,400, Mr. Steinbruchel received a total of $1,000, and Mr. Piwek received a total of $13,200 in consideration for services rendered as members of our board of directors.  In addition, Mr. McCartney and Mr. Piwek each received options to purchase 200,000 shares of common stock at an exercise price of $0.10 per share, and options to purchase 250,000 shares of common stock at an exercise price of $0.07 per share.  These options are fully vested and immediately exercisable.  The aggregate value of these options, which totaled $37,500 for each independent director, was computed in accordance with FAS 123R and is reported in the director compensation table above in the column titled “Option Awards.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

The following table sets forth, as of December 31, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 84,095,888 shares of common stock issued and outstanding on December 31, 2008. Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*

Executive Officers & Directors:
Common	Terry Howlett	10,823,248 shares	12.41% (2)
Common	Brian Piwek	948,990 shares	1.12% (3)
Common	Greg McCartney	1,102,000 shares	1.29% (4)
Total of All Directors and Executive Officers:		12,874,238 shares	14.82%
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

(2)
Includes options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.24, options that may be exercised immediately to purchase 200,000 shares at a price of $0.18, options that may be exercised immediately to purchase 400,000 shares at $0.10, options that may be exercised immediately to purchase 1,000,000 shares at $0.07, and warrants that may be immediately exercised to purchase 500,000 shares at a price of $0.15.

(3)
Includes options that may be immediately exercised to purchase 200,000 shares at a price of $0.10, options that may be exercised immediately to purchase 250,000 shares at $0.07, and warrants that may be immediately exercised to purchase 125,000 at $0.12.

(4)
Includes options that may be exercised immediately to purchase 100,000 shares at a price of $0.10, options that may be exercised immediately to purchase 100,000 shares at a price of $0.18, options that may be exercised immediately to purchase 250,000 shares at $0.24, options that may be exercised immediately to purchase 200,000 shares at $0.10, and options that may be exercised immediately to purchase 250,000 shares at $0.07.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2008 or in any presently proposed transaction which, in either case, has or will materially affect us.

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

As of December 31, 2007, the Company had an unsecured loan payable due to Terry Howlett with an interest rate of 10% per annum, due on demand totaling $68,360.

As of December 31, 2007, the Company had a receivable due to it from Terry Howlett totaling $1,196.

As of December 31, 2008, the Company had an unsecured loan payable due to Terry Howlett with an interest rate of 10% per annum, due on demand totaling $2,136.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$27,170	$0	$0	$0
2007	$31,990	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;

F-3	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007;

F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008 and 2007;

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007;

F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/Terry Howlett
Terry Howlett President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

April 14, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Terry Howlett	By:	/s/Brian Piwek
	Terry Howlett		Brian Piwek
	Director		Director
	April 14, 2009		April 14, 2009

By:	/s/Greg McCartney
Greg McCartney
Director
April 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2008 and 2007, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Sarna & Company, CPA’s
April 6, 2009
Westlake Village, California

SKINVISISBLE, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31, 2008	December 31, 2007
ASSETS

Current assets
Cash	$6,062	$63,168
Accounts receivable	9,553	42,088
Inventory	17,796	20,455
Due from related party	986	1,196
Financing cost, net of accumulated amortization of $-0- and $344,
respectively	55,562	53,484
Prepaid royalty fees - current portion	180,000	240,000
Prepaid expense and other current assets	4,182	5,137
Total current assets	274,141	425,528

Fixed assets, net of accumulated depreciation of $322,734 and	16,593	22,440
$317,657, respectively
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $51,561
and $40,021, respectively	23,333	34,873
License and distributor rights	50,000	50,000
Prepaid royalty fees - long term portion	--	180,000

Total assets	$364,067	$712,841

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$469,151	$479,554
Accrued interest payable	23,209	6,948
Loans from related party	2,136	78,860
Convertible notes payable, net of unamortized debt discount of $-0-
and $95,557, respectively	--	54,443
Convertible notes payable related party	120,627	--
Unearned revenue	50,000	450,000
Total current liabilities	665,123	1,069,805

Total liabilities	665,123	1,069,805

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized; and
84,095,888 and 70,739,248 shares issued and outstanding, respectively	84,098	70,739
Additional paid-in capital	16,552,571	14,869,145
Accumulated deficit	(16,937,725)	(15,296,848)
Total stockholders' deficit	(301,056)	(356,965)

Total liabilities and stockholders' deficit	$364,067	$712,841

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$767,600	$777,685

Cost of revenues	23,122	140,875

Gross profit	744,478	636,810

Operating expenses
Depreciation and amortization	17,537	18,176
Selling general and administrative	2,070,494	1,983,779
Total operating expenses	2,088,031	2,001,955

Loss before provision for income taxes	(1,343,553)	(1,365,145)

Other income (expense)
Gain on settlement of debt	3,000	--
Interest expense	(300,324)	(241,777)
Total other income (expense)	(297,324)	(241,777)

Provision for income taxes	--	--

Net loss	$(1,640,877)	$(1,606,922)

Basic loss per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	77,675,313	66,150,436

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDTED STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

	Common Stock		Additional	Treasury	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Stock	Deficit	Deficit
Balance, December 31, 2006	64,443,748	$64,444	$13,363,317	$--	$(13,689,926)	$(262,165)

Issuance of stock for cash, $0.20 per share	775,000	775	154,225	--	--	155,000

Issuance of stock for services, $0.20 per share	242,500	242	50,758	--	--	51,000

Issuance of stock upon exercise of options for cash, $0.10 per share	300,000	300	29,700	--	--	30,000

Return of stock for accounts receivable	--	--	--	(48,931)	--	(48,931)

Issuance of 150,000 shares of treasury stock for services, $0.25 per share	--	--	(11,431)	48,931	--	37,500

Issuance of stock upon exercise of options for accounts payable, $0.05 per share	200,000	200	9,800	--	--	10,000

Issuance of stock for accounts payable, $0.10 per share	130,000	130	12,870	--	--	13,000

Issuance of stock for accounts payable $0.20 share	70,000	70	13,930	--	--	14,000

Issuance of stock upon exercise of options for cash, $0.05 per share	260,000	260	12,740	--	--	13,000

Issuance of stock for services, $0.10 per share	160,000	160	15,840	--	--	16,000

Issuance of stock upon exercise of warrants in lieu of debt, $0.05 per share	500,000	500	24,500	--	--	25,000

Issuance of stock in lieu of debt, $0.10 per share	750,000	750	74,250	--	--	75,000

Issuance of stock for conversion of loan, $0.10 per share	250,000	250	24,750	--	--	25,000

Issuance of stock upon exercise of warrants for conversion of loan, $0.10 per share	210,000	210	10,290	--	--	10,500

Issuance of stock for conversion of loan, $0.15 per share	863,000	863	128,587	--	--	129,450

Issuance of stock for conversion of loan, $0.20 per share	500,000	500	99,500	--	--	100,000

Issuance of stock for services, $0.25 per share	20,000	20	4,980	--	--	5,000

Issuance of stock for accounts payable, $0.25 per share	40,000	40	9,960	--	--	10,000

Issuance of stock for donation, $0.20 per share	25,000	25	4,975	--	--	5,000

Issuance of stock for salaries owed, $0.10 per share	1,000,000	1,000	99,000	--	--	100,000

Beneficial Conversion feature related to convertible notes payable	--	--	311,655	--	--	311,655

Financing costs related to convertible notes payable	--	--	54,443	--	--	54,443

Vesting of employee stock options	--	--	78,441	--	--	78,441

Issuance of stock options for services	--	--	292,065	--	--	292,065

Net loss	--	--	--	--	(1,606,922)	(1,606,922)

Balance, December 31, 2007	70,739,248	70,739	14,869,145	--	(15,296,848)	(356,965)

Issuance of stock for cash	1,275,000	1,275	121,225	-	-	122,500

Issaunce of stock for services	160,000	160	15,840	-	-	16,000

Issuance of stock for conversion of debts	9,273,640	9,274	771,090	-	-	780,364

Issuance of stock for accounts payable	400,000	400	39,600	-	-	40,000

Issuance of stock for salaries owed	548,000	548	54,252	-	-	54,800

Issuance of stock upon exercise of options for salaries owed	1,200,000	1,200	58,800	-	-	60,000

Issuance of stock upon exercise of warrants in lieu of debt	500,000	500	24,500	-	-	25,000

Beneficial conversion feature related to convertible notes	-	-	45,085	-	-	45,085

Financing costs related to convertible notes payable	-	-	44,386	-	-	44,386

Vesting of employee stock options	-	-	68,912	-	-	68,912

Issuance of employee stock optrions	-	-	110,515	-	-	110,515

Issuance warrants related to conversion of debts	-	-	86,758	-	-	86,758

Issuance of stock options/warrants for services	-	-	242,463	-	-	242,463

Net loss	--	--	--	--	(1,640,877)	(1,640,877)

Balance, December 31, 2008	84,095,888	$84,095	$16,552,571	$-	$(16,937,725)	$(301,058)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the year ended December 31, 2008	For the year ended December 31, 2007

Cash flows from operating activities:
Net loss	$(1,640,877)	$(1,606,922)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	17,536	18,176
Stock issued for donation	--	5,000
Stock based compensation	437,892	475,006
Interest expense related to beneficial conversion feature	199,151	217,056
Loss on disposal of assets	1,927	--
Changes in operating assets and liabilities:
(Increase) in inventory	2,658	2,447
(Increase) decrease in accounts receivable	32,535	(37,207)
Decrease in prepaid expenses and other current assets	955	13,324
(Increase) decrease in related party receivable	210	(77)
Decrease in prepaid royalty fees	240,000	240,000
Increase in accounts payable and accrued liabilities	144,397	317,927
Increase in accrued interest	16,261	11,398
Decrease in unearned revenue	(400,000)	(400,000)
Net cash used in operating activities	(947,355)	(743,872)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	(2,076)	(4,662)
Net cash used in investing activities	(2,076)	(4,662)

Cash flows from financing activities:
Proceeds from (Payments to) related party loans	(76,724)	153,132
Proceeds from convertible notes payable	846,548	410,500
Proceeds from issuance of common stock	122,500	198,000
Net cash provided by financing activities	892,324	761,632

Net change in cash	(57,107)	13,098

Cash, beginning of period	63,168	50,070

Cash, end of period	$6,061	$63,168

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  At December 31, 2008, the Company had not recorded a reserve for doubtful accounts.

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

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. During the twelve months ended December 31, 2008 and 2007, the Company incurred advertising costs totaling $9,414 and $14,478, respectively.

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

Recent accounting pronouncements – In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations - Revised 2007”. SFAS 141 (R) provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where is the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141 to have a material impact on its financial statements.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently evaluating the effect of this pronouncement on its financial statements.

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

In September 2006, the United States Securities and Exchange Commission (“SEC”) adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The company is currently evaluating the impact, if any, that SAB 108 may have on the company’s results of operations or financial position.

2.     FIXED ASSETS

Fixed assets consist of the following as of December 31, 2008:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	41,714
Leasehold improvements	12,569
Lab equipment	115,946
339,327

Less: accumulated depreciation	322,734

Fixed assets, net of accumulated depreciation	$16,593

Depreciation expense for the years ending December 31, 2008 and 2007 was $5,996 and $7,023, respectively.

3.	INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2008 and 2007, patents and trademarks totaled $23,333 and $74,894, respectively, and  amortization expense for the years ended December 31, 2008 and 2007 were $11,540 and $10,963, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2008.

Future amortization expense for patents and trademarks as of December 31, 2008 are as follows:

2009	$ 11,526
2010	3,223
2011	3,223
2012	3,223
2013	3,223

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of December 31, 2008, the Company has paid a total of  $2,000,000 of which $1,460,000 has been expensed and $180,000 has been recorded as prepaid royalties.  The Company will expense the prepayment in the future in accordance to the terms of the agreement.

4.	UNEARNED REVENUE

Unearned revenue totaling $50,000 as of December 31, 2008 relates to two marketing and distribution rights agreements entered into during 2004 for which monies were received and not considered earned. (See Note 6 for further discussion.)

5.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2008 and 2007, the Company granted stock options to employees and directors totaling  3,295,000 and -0-  shares of its common stock with a weighted average strike price of $0.09 and $-0- per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $232,892 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from 109 % to 110%.  The Company has recorded an expense of $68,912and $78,441  for the years ended December 31, 2008 and 2007, respectively all of which is based upon the vested portion of employee stock options related to options issued in 2007.

Stock options non-employees and directors – During the years ended December 31, 2008 and 2007, the Company granted stock options for services totaling  875,000 and -0-  shares of its common stock with a weighted average strike price of $0.13 and $-0- per share, respectively. All stock options were exercisable upon grant. The stock options have been valued at $120,086 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from  109% to 112%.

The following is a summary of option activity during the years ended December 31, 2008 and 2007:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	4,200,000	$0.11
Options granted and assumed	2,075,000	0.24
Options expired	--	--
Options canceled	--	--
Options exercised	760,000	0.05
Balance, December 31, 2007	5,515,000	$0.17
Options granted and assumed	4,170,000	0.24
Options expired	1,690,000	0.18
Options canceled	--	--
Options exercised	1,200,000	0.05

Balance, December 31, 2008	6,795,000	$.14

As of December 31, 2008, 6,795,000 stock options are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

5.	STOCK OPTIONS AND WARRANTS (continued)

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2008 and 2007:

	Number Of Shares	Weighted Average Exercise Price
Balance, December 31, 2006	3,030,000	$0.11
Warrants granted and assumed	1,911,500	0.25
Warrants expired	--	--
Warrants canceled	--	--
Warrants exercised	710,000	0.05
Balance, December 31, 2007	4,231,500	$0.15
Warrants granted and assumed	6,437,500	0.10
Warrants expired	1,820,000	0.14
Warrants canceled	--	--
Warrants exercised	500,000	0.05

Balance, December 31, 2008	8,349,000	$0.16

All warrants outstanding as of December 31, 2008 are exercisable.

6.    LETTER OF INTENT AND DEFINITIVE AGREEMENT

In March 2004, the Company entered into a letter of intent (“LOI”) with Dermal Defense, Inc. for the exclusive marketing and distribution rights to its patented Antimicrobial Hand Sanitizer product for North America. Terms of the LOI require Dermal Defense, Inc. to pay a fee of $1 million comprising of a non-refundable deposit of $250,000 with the balance of $750,000 payable as to $75,000 per calendar quarter or 5% of product sales (whichever is greater) until the entire $750,000 is received. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2008, the Company has received $1,000,000 and has reflected $1,000,000 as revenue on cumulative basis of which $200,000 and $200,000, respectively, have been recorded as revenue for the years ended December 31, 2008 and 2007. In addition and further to the payment fee of $1 million, Dermal Defense, Inc. agrees to pay a royalty fee of 5% on product sales of the Antimicrobial Hand Sanitizer.

In June 2004, the Company entered into a definitive agreement with Cross Global, Inc. (“Cross Global”) whereby, the Company would provide exclusive marketing and distribution rights to its proprietary "Sunless Tanning Spray Formulation" for Canada, the United States, Mexico, Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Luxembourg, Netherlands, Portugal, Spain, Sweden, United Kingdom and Israel. In addition CGI is granted the right to use the name "Solerra(TM)" within the territory. Terms of the agreement require Cross Global to pay a fee of $1 million comprising of a non-refundable deposit of $200,000 with the balance of $800,000 payable as $200,000 due August 30, 2004, November 30, 2004, February 28, 2005 and May 30, 2005. The $1 million fee will be recognized as revenue ratably over a five year period. As of December 31, 2008, the Company has received $1,000,000 and has reflected $50,000 as unearned revenue and $950,000 as revenue on a cumulative basis of which $250,000 has been recorded as revenue for both years ended December 31, 2008 and 2007.  In addition and further to the payment fee of $1 million, Cross Global agrees to pay a royalty fee of 5% on product sales of the Sunless Tanning Spray Formulation.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

6.    LETTER OF INTENT AND DEFINITIVE AGREEMENT (continued)

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

7.      CONVERTIBLE NOTES PAYABLE

During 2008, the Company issued an aggregate of $115,000 consisting of promissory convertible notes to three individuals. Two of the notes are due by May 5, 2008 and one note is due by May 29, 2008, accruing interest at 10% per annum. At the investor’s option until the repayment date, and the note can be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.25 per share if exercised in year one and $0.30 per share if exercised in year two and available only upon conversion of the note payable.   As of December 31, 2008, $115,000 plus accrued interest of $199 were converted into 1,001,990 shares.

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $34,914.  The beneficial conversion feature has been fully expensed as of June 30, 2008.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $18,619 which has been fully expensed as of December 31, 2008.

During 2008, the Company issued an aggregate of $249,127 consisting of promissory convertible notes to five individuals. Two of the notes are due by July 2008, one note is due by August 2008, and three notes are due by September  2008, accruing interest at 10% per annum. At the investor’s option until the repayment date, and the note can be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price ranging from $0.12 to $0.15 per share if exercised within three years upon conversion of the note payable.   As of December 31, 2008, $249,127 convertible notes payable were converted into 2,400,000 shares.

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $7,599.  The beneficial conversion feature has been fully expensed as of June 30, 2008.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $26,634 which has been fully expensed as of December 31, 2008.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

7.       RELATED PARTY TRANSACTIONS

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

As of December 31, 2008, the Company had an unsecured loan payable due to the CEO with an interest rate of 10% per annum, due on demand totaling $2,136.

8.     COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  The lease for its offices expires on December 29, 2009.  Future minimum lease payments under the operating leases for the facilities as of December 31, 2008 are as follows:

2009                                               $           98,622

Rental expense, resulting from operating lease agreements for the years ended December 31, 2008 and 2007, was $97,028 and $102,539, respectively.