Form 10-Q
period 2009-03-31
SKINVISIBLE INC
filed 2009-05-14
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  84,650,888 Common Shares as of March 31, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited);

F-2	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008;

F-3	Unaudited Consolidated Statements of Cash Flow for the three months ended March 31, 2009 and 2008;

F-4	Notes to Unaudited Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$185	$6,062
Accounts receivable	3,459	9,553
Inventory	17,796	17,796
Due from related party	910	986
Financing costs	5,155	55,562
Prepaid royalty fees	120,000	180,000
Prepaid expense and other current assets	3,431	4,182
Total current assets	150,936	274,141

Fixed assets, net	13,792	16,593

Intangible and other assets
Patents and trademarks, net	20,448	23,333
License and distributor rights	50,000	50,000

Total assets	$235,176	$364,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$503,699	$469,151
Accrued interest payable	23,209	23,209
Loans from related party	1,310	2,136
Convertible notes payable related party	231,146	120,627
Unearned revenue	-	50,000
Total current liabilities	759,364	665,123

Total liabilities	759,364	665,123

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized; and 84,650,888 and 84,095,888 shares issued and outstanding, respectively	84,653	84,098
Additional paid-in capital	16,694,942	16,552,571
Accumulated deficit	(17,303,783)	(16,937,725)
Total stockholders' deficit	(524,188)	(301,056)

Total liabilities and stockholders' deficit	$235,176	$364,067

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Revenues	$77,953	$149,411

Cost of revenues	1,421	10,131

Gross profit	76,532	139,280

Operating expenses
Depreciation and amortization	4,004	5,356
Selling general and administrative	376,249	644,555
Total operating expenses	380,253	649,911

Loss before provision for income taxes	(303,721)	(510,631)

Other income (expense)
Interest income	17	--
Interest expense	(62,354)	(162,423)
Total other income (expense)	(62,337)	(162,423)

Provision for income taxes	--	--

Net loss	$(366,058)	$(673,054)

Basic loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	84,376,721	75,487,238

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2009	For the three months ended March 31, 2008

Cash flows from operating activities:
Net loss	$(366,058)	$(673,054)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,004	5,356
Stock based compensation	120,426	248,442
Interest expense paid with common stock	54,907	151,613
Loss on disposal of assets	1,682	--
Changes in operating assets and liabilities:
(Increase) in inventory	--	(15,007)
(Increase) decrease in accounts receivable	6,094	31,026
Decrease in prepaid expenses and other current assets	751	477
(Increase) decrease in related party receivable	76	--
Decrease in prepaid royalty fees	60,000	60,000
Increase in accounts payable and accrued liabilities	52,548	139,299
Increase in accrued interest	--	6,658
Decrease in unearned revenue	(50,000)	(100,000)
Net cash used in operating activities	(115,570)	(145,190)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	--	--
Net cash used in investing activities	--	--

Cash flows from financing activities:
Proceeds from (Payments to) related party loans	(826)	(30,892)
Proceeds from convertible notes payable	110,519	115,199
Proceeds from loan payable	--	3,500
Net cash provided by financing activities	109,693	87,807

Net change in cash	(5,877)	(57,383)

Cash, beginning of period	6,062	63,168

Cash, end of period	$185	$5,785

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

These Consolidated Financial Statements should be read in conjunction with the audited financial statements and footnotes included in Skinvisible, Inc.’s Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,303,783 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of March 31, 2009, the Company had not recorded a reserve for doubtful accounts.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the three months ended  March 31, 2009 and 2008 totaled $120,426 and $248,442, respectively.

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

Reclassification – The financial statements from 2008 reflect certain reclassifications, which will have no effect on net income, to conform to classifications in the current year.

2. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2009, patents and trademarks total $20,448, and  amortization expense for the three months ended March 31, 2009 and 2008 were $2,885 and $2,885, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2009.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of March 31, 2009, the Company has paid a total of  $2,000,000 of which $1,880,000 has been expensed and $120,000 has been recorded as prepaid royalties.  The Company will expense the prepayment in the future in accordance to the terms of the agreement.

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

Patent Developments

We intend to continually generate new patents (intellectual property) on our dermatology and medical products. Every product we formulate is protected by one or more patents.  Patent approvals are sought (initially in the U.S. and later internationally) for all products developed. Currently there are 5 patents approved including the US, Australia, India and this year Japan, 9 U.S. patents pending in addition to 34 PCT's internationally, with many more to be filed.  Some of these PCT patents cover up to 5 products. All patents with Invisicare are owned by Skinvisible.

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

*some territories already licensed

Results of Operations for the Three months Ended March 31, 2009 and 2008

Revenues

Our total revenue reported for the three months ended March 31, 2009 was 77,953, compared to $149,411 for the three months ended March 31, 2008.  The decrease in revenues for the three months ended March 31, 2009 from the prior period is attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2009 decreased to $1,421 from the prior period when cost of revenues was $10,131. The decrease in our cost of revenues for the three months ended March 31, 2009 from the prior period is attributable to decreased sales of polymers.

Gross Profit

Gross profit for the three months ended March 31, 2009 was $76,532, or approximately 98% of sales. Gross profit for the three months ended March 31, 2008 was $139,280, or approximately 93% of sales. The increase in total gross profit for the three months ended March 31, 2009 from the prior period is attributable to the decrease in cost of revenues.

Operating Expenses

Operating expenses decreased to $380,253 for the three months ended March 31, 2009 from $649,911 for the three months ended March 31, 2008. Our operating expenses for the three months ended March 31, 2009 consisted of depreciation and amortization expenses of $4,004 and selling, general and administrative expenses of $376,249. Our operating expenses for the three months ended March 31, 2008 consisted of depreciation and amortization expenses of $5,356, and selling, general and administrative expenses of $644,555.

Other Expenses

We paid less in interest expenses for the three months ended March 31, 2009 than in the prior period ended 2008, resulting in total other expenses of $62,354 as compared with $162,423 for the prior period.

Net Loss

Net loss for the three months ended March 31, 2009 was $366,058, compared to net loss of $673,054 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $150,936 and total assets in the amount of $235,936. Our total current liabilities as of March 31, 2009 were $759,364.  We had a working capital deficit of $608,428 as of March 31, 2009.

Operating activities used $115,570 in cash for three months ended March 31, 2009. Our net loss of $366,058 combined with a decrease in unearned revenue of $50,000 was the primary component of our negative operating cash flow, offset mainly by stock based compensation of $120,426, decrease in prepaid royalty fees of $60,000, interest expenses paid with common stock of $54,907, and increase in accounts payable and accrued liabilities of $_52,548. There were no cash flows used or provided by investing activities during the three months ended March 31, 2009.  Cash flows provided by financing activities during the three months ended March 31, 2009 amounted to $109,693 and consisted of $110,519 as proceeds from the issuance of convertible notes payable, offset by payments of $826 on related party loans.

In order to preserve needed cash to operate our business, we have sought to and have been successful in converting certain of our debt into equity of our company.  During the first quarter ended March 31, 2008, a total of $29,250, represented by loans, accrued compensation and expenses, has been converted into equity under various rates and terms. We can provide no assurance that we will be able to convert other debt in our company under similar arrangements, or at all, in the future.  If we are unable to convert our debt into equity, or raise capital to cover our liabilities, we may not be able to continue as a going concern.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $17,303,783  since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

At March 31, 2009, we did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

During the three months ended March 31, 2009, we issued 555,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances of $29,250 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

During the three months ended March 31, 2009, we issued options to consultants to purchase 200,000 shares of our common stock at an exercise price of $0.10 per share.  These securities were issued pursuant to Section 4(2) of the Securities Act.

During the three months ended March 31, 2009, we cancelled stock option agreements with certain affiliates and employees, and granted new stock option agreements as follows:

	Old Stock Option Agreements	New Stock Option Agreements
Terry Howlett	option for 1,000,000 shares at $0.24 per share to expire in 5 years	option for 1,000,000 shares at $0.06 per share to expire in 5 years
Greg McCartney	option for 250,000 shares at $0.24 per share to expire in 5 years	option for 250,000 shares at $0.06 per share to expire in 5 years
Consultant	option for 100,000 shares at $0.10 per share to expire 12/4/08	option for 100,000 shares at $0.10 per share to expire 12/4/13
Employee	option for 200,000 shares at $0.10 per share to expire 12/4/08	option for 200,000 shares at $0.10 per share to expire 12/4/13

Following the reporting period, on April 1, 2009, we issued 3,000,000 restricted shares of our common stock as a result of entering into a debt conversion agreement with Terry Howlett to convert a total principal balance of $90,000 into equity. These shares were issued pursuant to Section 4(2) of the Securities Act. The lenders represented their intention to acquire the securities for investment only and not with a view towards distribution. The lenders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

Skinvisible, Inc.

Date:	May 14, 2008

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director