Form 10-Q
period 2009-06-30
SKINVISIBLE INC
filed 2009-08-19
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  92,025,888 Common Shares as of June 30, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (unaudited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to June 30, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$477	$6,062
Accounts receivable	2,125	9,553
Inventory	23,064	17,796
Due from related party	11,301	986
Financing costs	5,155	55,562
Prepaid royalty fees	60,000	180,000
Prepaid expense and other current assets	13,580	4,182
Total current assets	115,702	274,141

Fixed assets, net	12,673	16,593

Intangible and other assets
Patents and trademarks, net	17,563	23,333
License and distributor rights	50,000	50,000

Total assets	$195,938	$364,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$542,245	$469,151
Accrued interest payable	21,561	23,209
Loans from related party	3,000	2,136
Convertible notes payable related party	179,678	120,627
Unearned revenue	-	50,000
Total current liabilities	746,484	665,123

Total liabilities	746,484	665,123

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; and 92,025,888 and 84,095,888 shares issued and outstanding, respectively	92,028	84,098
Additional paid-in capital	17,174,772	16,552,571
Accumulated deficit	(17,817,346)	(16,937,725)
Total stockholders' deficit	(550,546)	(301,056)

Total liabilities and stockholders' deficit	$195,938	$364,067

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues	$69,023	$181,953	$146,976	$331,364

Cost of revenues	14,139	10,674	15,560	5,798

Gross profit	54,884	171,279	131,416	325,566

Operating expenses
Depreciation and amortization	4,003	4,424	8,007	9,779
Selling general and administrative	450,881	561,191	827,130	1,220,754
Total operating expenses	454,884	565,615	835,137	1,230,533

Loss before provision for income taxes	(400,000)	(394,336)	(703,721)	(904,967)

Other income (expense)
Interest income	--	--	17	--
Other income	5,570	3,000	5,570	3,000
Interest expense	(119,133)	(57,321)	(181,487)	(219,744)
Total other income (expense)	(113,563)	(54,321)	(175,900)	(216,744)

Provision for income taxes	--	--	--	--

Net loss	$(513,563)	$(448,657)	$(879,621)	$(1,121,711)

Basic loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	89,289,899	76,794,798	86,846,882	73,799,990

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2008	84,095,888	$84,098	$16,552,571	$(16,937,725)	$(301,056)

Issuance of stock for cash	300,000	300	14700	--	15,000

Issuance of stock for services	3,992,500	3,993	248,012	--	252,005

Issuance of stock for conversion of debts	3,337,500	3,338	234,412	--	237,750

Issuance of stock for accounts payable, $0.10 per share	300,000	300	22,200	--	22,500

Employee stock option grants	--	--	81,922	--	81,922

Issuance of stock options for services	--	--	20,954	--	20,954

Net loss	--	--	--	(879,621)	(879,621)

Balance, June 30, 2009	92,025,888	$92,029	$17,174,771	$(17,817,346)	$(550,546)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(879,621)	$(1,121,711)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,008	9,779
Stock based compensation	354,881	327,375
Interest expense paid with common stock	292,657	238,512
Loss on disposal of assets	1,682	--
Changes in operating assets and liabilities:
(Increase) in inventory	(5,268)	(7,777)
(Increase) decrease in accounts receivable	7,428	2,030
Decrease in prepaid expenses and other current assets	(9,398)	574
(Increase) decrease in related party receivable	(10,315)	--
Decrease in prepaid royalty fees	120,000	120,000
Increase in accounts payable and accrued liabilities	91,094	205,276
Increase in accrued interest	(1,648)	15,116
Decrease in unearned revenue	(50,000)	(200,000)
Net cash used in operating activities	(80,500)	(410,826)

Cash flows from investing activities:
Purchase of fixed assets and untangible assets	--	--
Net cash used in investing activities	--	--

Cash flows from financing activities:
Proceeds from (Payments to) related party loans	864	(51,658)
Proceeds from convertible notes payable	59,051	282,326
Proceeds from issuance of stock	15,000	--
Proceeds from loan payable	--	122,500
Net cash provided by financing activities	74,915	353,168

Net change in cash	(5,585)	(57,658)

Cash, beginning of period	6,062	63,168

Cash, end of period	$477	$5,510

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $17,817,346 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of June 30, 2009, the Company had not recorded a reserve for doubtful accounts.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the six months ended  June 30, 2009 and 2008 totaled $354,881 and $327,375, respectively.

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

2. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2009, patents and trademarks total $17,563, and  amortization expense for the three and six months ended June 30, 2009 and 2008 were $2,885 and $2,885, and $2,885 and $2,885, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2009.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of June 30, 2009, the Company has paid a total of  $2,000,000 of which $1,940,000 has been expensed and $60,000 has been recorded as prepaid royalties.  The Company will expense the prepayment in the future in accordance to the terms of the agreement.

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

Product Developments

We intend to expand our product offerings. Currently we have over 30 topical products formulated with Invisicare available for licensing.  Our products range from acne formations to sunscreens to surgical products.  A key addition to our portfolio in 2008 was our UVA/UVB sunscreen with Parsol 1789. Parsol 1789 is the most used UVA filter in sunscreens in the US and the only ingredient approved by the US FDA that is not proprietary. Our studies show a minimum of eight hour photostability compared to the industry average of two hours. In addition, most sunscreens, even those that indicate they are water resistant, do not remain on the skin after swimming.  With our Invisicare technology, sunscreens remain on the skin for 8 to 12 hours and resist wash-off and rub-off. For the international market, we have developed new sunscreens using a proprietary sunscreen UVA filter from CIBA Specialty Chemicals called Tinasorb. While this ingredient is not yet approved for sale in the US, it is used internationally and we are working with sunscreen companies in Europe and Latin America on this new development.

On April 28th we announced that we have developed a hand sanitizing lotion that has proven effective in killing the H1N1 swine flu virus.  Retroscreen Virology of London England conducted the studies with our hand sanitizer lotion called DermSafe. The product demonstrated it had a greater than 99.99 % inactivation/kill on the H1N1 swine flu virus.

Previously on April 24th the World Health Organization (WHO) issued its first report on the H1N1 swine flu virus in the United States. Then on April 27th they raised the pandemic threat to a phase 4 – “sustained human to human transmission”. The Center for Disease Control states that the virus spreads the same way the regular flu does; “Flu viruses are spread mainly from person to person through coughing or sneezing of people with influenza. Sometimes people may become infected by touching something with flu viruses on it and then touching their mouth or nose.” On June 11, 2009, WHO raised their pandemic threat to a Phase 6 – “the virus is contagious, spreading easily from one person to another and from one country to another.” On the same date over 30,000 cases were confirmed in 74 countries. Less than one month later, the confirmed cases tripled in number to over 94,000, and the number continues to grow. Since that date the WHO has estimated that over 1/3 of the world’s population (over 2 billion people) will come done with the disease while the CDC in the US estimates that over 40% of the US population will come down with the disease (over 120 million people).

We have a series of studies demonstrating that DermSafe kills a host of viruses and bacteria, including several influenza viruses such as H1N1 (“swine flu”), H3N2 and H5N1 (“avian bird flu virus”). The active ingredient in DermSafe is chlorhexidine, which has been used in hospitals worldwide for over fifty years as a pre-surgical hand scrub.  DermSafe is available for licensing both commercially in healthcare and food services as well as for personal use (retail) worldwide. DermSafe has been approved for distribution by Health Canada and the company is implementing a plan to seek FDA approval in the US and worldwide.

Patent Developments

We intend to continually generate new patents (intellectual property) on our dermatology and medical products. Every product we formulate is protected by one or more patents.  Patent approvals are sought (initially in the U.S. and later internationally) for all products developed. Currently there are 5 patents approved including the US (3), Australia, India, Japan and China with 9 U.S. patents pending in addition to 34 PCT's internationally, with more to be filed.  Some of these PCT patents cover up to 5 products. All patents with Invisicare are owned by Skinvisible.
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

License Agreements

Our current licensees: JD Nelson with Safe4Hours®, DRJ Group with Stopain® and Sunless Beauty with Solerra® all remain focused on expanding their markets in the US and Solerra  globally. In 2008, we added two new licensees. Our first addition was for two acne formulations made with adapalene for Panalab Internacional S.A. for the territory of Latin America. Panalab is a multi-national dermatology company headquartered in Panama with subsidiaries and partners in most Latin American countries. Under the terms of the agreement, Panalab will be responsible for filing and obtaining marketing approval in the countries they have licensed. We received a research and development fee plus a licensing fee allocated as an upfront fee plus milestone payments. In addition, we will receive royalties based on revenues generated by the sale of the products. According to the agreement, Panalab will have the right to manufacture, distribute, market, sell and promote the Adapalene formulations in the specified territory. Panalabs expect to receive regulatory government approval in the fall of 2009 and be selling in the spring of 2010.
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

In January 2009, we signed an agreement with RHEI Pharmaceuticals NV, a Belgium based pharmaceutical company that in-licenses pharmaceutical products for sale in China. This agreement gives RHEI the first option to license the exclusive rights for Skinvisible's dermatology products for the territory of China, Hong Kong and Taiwan. Specifically the agreement is for over-the-counter and prescription dermatology products formulated with Invisicare that have been approved in a reference country.  As part of the agreement, RHEI will augment its existing product lines by seeking approval and then marketing and manufacturing Skinvisible's Invisicare dermatology products in the approved territory.
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

*some territories already licensed

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Revenues

Our total revenue reported for the three months ended June 30, 2009 was $69,023, compared to $181,953 for the three months ended June 30, 2008.  Our total revenue reported for the six months ended June 30, 2009 was $146,976, compared to $331,364 for the six months ended June 30, 2008.  The decrease in revenues for the three and six months ended June 30, 2009 from the prior periods is attributable to decreased revenue on license fees.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2009 increased to $14,139 from the prior period when cost of revenues was $10,674. Our cost of revenues for the six months ended June 30, 2009 increased to $15,560 from the prior period when cost of revenues was $5,798. The increase in our cost of revenues for the three and six months ended June 30, 2009 from the prior periods is attributable to the revenue base being mainly polymer sales and not licence fees, which have no cost of goods to them.
Gross Profit

Gross profit for the three months ended June 30, 2009 was $54,884, or approximately 80% of sales. Gross profit for the three months ended June 30, 2008 was $171,279, or approximately 94% of sales. The decrease in total gross profit for the three and six months ended June 30, 2009 from the prior periods is attributable to the increase in cost of revenues.

Operating Expenses

Operating expenses decreased to $454,884 for the three months ended June 30, 2009 from $565,615 for the three months ended June 30, 2008. Our operating expenses for the three months ended June 30, 2009 consisted of depreciation and amortization expenses of $4,003 and selling, general and administrative expenses of $450,881. Our operating expenses for the three months ended June 30, 2008 consisted of depreciation and amortization expenses of $4,424, and selling, general and administrative expenses of $565,615.

Operating expenses decreased to $835,137 for the six months ended June 30, 2009 from $1,230,533 for the three months ended June 30, 2008. Our operating expenses for the six months ended June 30, 2009 consisted of depreciation and amortization expenses of $8,007 and selling, general and administrative expenses of $827,130. Our operating expenses for the six months ended June 30, 2008 consisted of depreciation and amortization expenses of $9,779, and selling, general and administrative expenses of $1,230,533.

Other Expenses

We paid more in interest expenses for the three months ended June 30, 2009 than in the prior period ended 2008, resulting in total other expenses of $113,563 as compared with $54,321 for the prior period. We paid less in interest expenses for the six months ended June 30, 2009 than in the prior period ended 2008, resulting in total other expenses of $175,900 as compared with $216,744 for the prior period.

Net Loss

Net loss for the three months ended June 30, 2009 was $513,563, compared to net loss of $448,657 for the three months ended June 30, 2008. Net loss for the six months ended June 30, 2009 was $879,621, compared to net loss of $1,121,711 for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $115,702 and total assets in the amount of $195,938. Our total current liabilities as of June 30, 2009 were $746,484.  We had a working capital deficit of $630,782 as of June 30, 2009.

Operating activities used $80,500 in cash for six months ended June 30, 2009. Our net loss of $879,621 combined with a decrease in unearned revenue of $50,000 was the primary component of our negative operating cash flow, offset mainly by stock based compensation of $354,881, decrease in prepaid royalty fees of $120,000, interest expenses paid with common stock of $292,657, and increase in accounts payable and accrued liabilities of $91,094. There were no cash flows used or provided by investing activities during the six months ended June 30, 2009.  Cash flows provided by financing activities during the six months ended June 30, 2009 amounted to $74,915 and consisted of $59,051 as proceeds from the issuance of convertible notes payable, $15,000 as proceeds from the issuance of stock, and $864 as proceeds from related party loans.

In order to preserve needed cash to operate our business, we have sought to and have been successful in converting certain of our debt into equity of our company.  During the six months ended June 30, 2008, a total of $251,000 represented by loans, accrued compensation and expenses, has been converted into equity under various rates and terms. We can provide no assurance that we will be able to convert other debt in our company under similar arrangements, or at all, in the future.  If we are unable to convert our debt into equity, or raise capital to cover our liabilities, we may not be able to continue as a going concern.

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

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $17,817,346 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

At June 30, 2009, we did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

During the three months ended June 30, 2009, we issued 3,000,000 restricted shares of our common stock as a result of entering into a debt conversion agreement with our officer and director, Mr. Terry Howlett, to convert total principal balances of $90,000 into equity. In connection with the debt conversion, we also issued a warrant to Mr. Howlett to purchase 1,500,000 shares of common stock at a strike price of $0.05 per share for two years.

During the three months ended June 30, 2009, we issued 90,000 restricted shares of our common stock as a result of entering into debt conversion agreements with our directors, Messrs. Brian Piwek and Greg McCartney, to convert total principal balances of $3,600 into equity.

During the three months ended June 30, 2009, we issued 547,000 restricted shares of our common stock as a result of entering into debt conversion agreements with consultants and employees to convert total principal balances of $23,900 into equity.

During the three months ended June 30, 2009, we issued 3,337,500 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $133,500 into equity.

During the three months ended June 30, 2009, we issued 100,000 restricted shares of our common stock to an employee under the terms of an employment agreement.

During the three months ended June 30, 2009, we issued warrants to purchase 287,500 shares of our common stock at a strike price of $0.05 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

Skinvisible, Inc.

Date:	August 18, 2009

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director