Form 10-Q
period 2009-09-30
SKINVISIBLE INC
filed 2009-11-16
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  93,459,745 Common Shares as of September 30, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

(a)	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited);

(b)	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008;

(c)	Unaudited Consolidated Statements of Cash Flow for the nine months ended September 30, 2009 and 2008;

(d)	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC
Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$2,301	$6,062
Accounts receivable	8,305	9,553
Inventory	23,064	17,796
Due from related party	12,025	986
Financing costs	5,155	55,562
Prepaid royalty fees	--	180,000
Prepaid expense and other current assets	29,615	4,182
Total current assets	80,464	274,141

Fixed assets, net	11,668	16,593

Intangible and other assets
Patents and trademarks, net	115,992	23,333
License and distributor rights	50,000	50,000

Total assets	$258,124	$364,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$758,245	$469,151
Accrued interest payable	21,561	23,209
Loans from related party	3,500	2,136
Convertible notes payable related party	220,051	120,627
Unearned revenue	-	50,000
Total current liabilities	1,003,357	665,123

Total liabilities	1,003,357	665,123

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized; and
93,459,745 and 84,095,888 shares issued and outstanding, respectively	93,462	84,098
Additional paid-in capital	17,295,676	16,552,571
Accumulated deficit	(18,134,371)	(16,937,725)
Total stockholders' deficit	(745,233)	(301,056)

Total liabilities and stockholders' deficit	$258,124	$364,067

 SKINVISIBLE, INC.
Statements of Operations
(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Revenues	$43,086	$244,440	$190,063	$575,804

Cost of revenues	838	9,133	16,397	14,932

Gross profit	42,249	235,307	173,666	560,872

Operating expenses
Depreciation and amortization	8,206	5,356	16,214	15,135
Selling general and administrative	328,427	425,597	1,155,558	1,606,238
Total operating expenses	336,633	430,953	1,171,772	1,621,373

Loss before provision for income taxes	(294,385)	(195,646)	(998,107)	(1,060,501)

Other income (expense)
Interest income	--	--	17	--
Other income	--	--	5,570	3,000
Interest expense	(22,640)	(49,292)	(204,127)	(309,148)
Total other income (expense)	(22,640)	(49,292)	(198,539)	(306,148)

Provision for income taxes	--	--	--	--

Net loss	$(317,024)	$(244,938)	$(1,196,645)	$(1,366,649)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Basic weighted average common
shares outstanding	89,991,281	79,417,586	88,828,552	75,792,582

SKINVISIBLE, INC.
Statements of Stockholders' Equity (Deficit)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2008	84,095,888	$ 84,098	$ 16,552,571	$ (16,937,725)	$ (301,056)

Issuance of stock for cash	300,000	300	14,700	--	15,000

Issuance of stock for services	5,173,500	5,174	334,241	--	339,415

Issuance of stock for conversion of debts	3,590,357	3,590	269,088	--	272,678

Issuance of stock for accounts payable, $0.10 per share	300,000	300	22,200	--	22,500

Employee stock option grants	--	--	81,922	--	81,922

Issuance of stock options for services	--	--	20,954	--	20,954

Net loss	--	--	--	(1,196,645)	(1,196,645)

Balance, September 30, 2009	93,459,745	$ 93,462	$ 17,295,676	$ (18,134,370)	$ (745,233)

SKINVISIBLE, INC.
Statements of Cash Flows
(Unaudited)

	For the nine months ended
	September 30, 2009	September 30, 2008

Cash flows from operating activities:
Net loss	$(1,196,645)	$(1,366,649)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	16,214	15,135
Stock based compensation	446,481	372,626
Interest expense paid with common stock	334,195	238,512
Loss on disposal of assets	1,682	--
Changes in operating assets and liabilities:
(Increase) in inventory	(5,268)	822
(Increase) decrease in accounts receivable	1,248	23,188
Decrease in prepaid expenses and other current assets	(25,433)	3,312
(Increase) decrease in related party receivable	(11,039)	--
Decrease in prepaid royalty fees	180,000	180,000
Increase in accounts payable and accrued liabilities	311,294	118,528
Increase in accrued interest	(1,648)	13,081
Decrease in unearned revenue	(50,000)	(300,000)
Net cash used in operating activities	1,081	(701,445)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(105,631)	--
Net cash used in investing activities	(105,631)	--

Cash flows from financing activities:
Proceeds from (Payments to) related party loans	1,364	(45,119)
Proceeds from convertible notes payable	99,424	165,199
Proceeds from convertible notes payable related party	--	410,792
Proceeds from loan payable	--	122,500
Net cash provided by financing activities	100,788	653,372

Net change in cash	(3,761)	(48,073)

Cash, beginning of period	6,062	63,168

Cash, end of period	$2,301	$15,095

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Basis of presentation – The accompanying unaudited Consolidated Financial Statements of Skinvisible, Inc. (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q.  The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements.

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $18,134,371 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of September 30, 2009, the Company had not recorded  a reserve for doubtful accounts.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 1, 2005.  The accompanying consolidated financial statements as of and for the three months ended March 31, 2008 reflect the impact of SFAS No. 123(R).  In accordance with the modified prospective transition method, the Company’s accompanying consolidated financial statements for the prior periods have not been restated, and do not include the impact of SFAS No. 123(R).  Stock based compensation expense recognized under SFAS No. 123(R) for the nine months ended  September 30, 2009 and 2008 totaled $334,195 and $372,626, respectively.

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

2. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2009, patents and trademarks total $14,678, and  amortization expense for the three and nine months ended September 30, 2009 and 2008 were $2,885 and $2,885, and $2,885 and $2,885, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2009.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of September 30, 2009, the Company has paid a total of  $2,000,000 of which $2,000,000 has been expensed.

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

We have a series of studies demonstrating that DermSafe kills a host of viruses and bacteria, including several influenza viruses such as H1N1 (“swine flu”), H3N2 and H5N1 (“avian bird flu virus”). The active ingredient in DermSafe is chlorhexidine gluconate, which has been used in hospitals worldwide for over fifty years as a pre-surgical hand scrub.  DermSafe is available for licensing both commercially in healthcare and food services as well as for personal use (retail) worldwide. DermSafe has been approved for distribution by Health Canada and the company is implementing a plan to seek FDA approval in the US and worldwide.

To assist with our approvals in the US, Canada and Europe we are conducing further human studies on the H1N1 virus. We successfully completed a new clinical study proving that our hand sanitizer lotion DermSafe kills/inactivates the H1N1 virus on humans.  This in-vivo study proves that DermSafe meets the criteria set-out by internationally accepted study guidelines to show efficacy against the H1N1 “swine flu” virus.

The study, performed at the independent testing laboratory Bioscience Laboratories, Inc., required that the subjects’ finger pads be contaminated with the H1N1 virus and then examined according to the American Society for Testing and Materials (ASTM) Standards.  The results of the study proved that DermSafe killed the virus to the same detection level as 70% alcohol.  In some countries, this study allows us to submit data for approval to include “Kills H1N1” on our product labels. This further confirms the efficacy of DermSafe as previously announced in an in-vitro study conducted at Retroscreen Virology, where DermSafe also achieved a 99.99% kill / inactivation of the H1N1 virus.

Furthermore, DermSafe was also successfully tested in an in-vivo bacterial hand disinfection study using the European Standard Method.  This study method is used in a number of countries in Europe and also in Canada for approval in the healthcare and food services industries.  The results proved the efficacy of DermSafe against bacteria on artificially contaminated hands as compared to the reference product of 60% isopropanol, a typical alcohol used in hand sanitizers.

Patent Developments

We intend to continually generate new patents (intellectual property) on our Invisicare technology as well as on the dermatology and medical products we have formulated. To date we have received Patent approval for the Invisicare technology in the US (3), Australia, India, Japan and China with approvals expected shortly in Canada, Korea and Hong Kong. In addition to the Invisicare technology patent protection we also seek protection on certain finished product formulations initially in the US and then internationally. All patents with Invisicare are owned by Skinvisible.

Patent protection is important to our company. Pharmaceutical companies are pursuing new or improved revenue streams along with protecting their own intellectual properties.  Invisicare allows companies to sell a patent-protected product that has been revitalized with new benefits, giving them a new story to help combat generic competitors. A prescription dermatology product can generate sales of $100 plus million per year; some even $200 plus million – and that is why we believe the investment into a license with an Invisicare formulation is a very viable option for these companies.

We continue to submit for patent protection worldwide for products formulated with Invisicare.

License Agreements

Our current licensees: JD Nelson & Associates with Safe4Hours®, an antimicrobial hand sanitizer, have license rights for the US, Canada and Mexico. Presently they market Safe4Hours in both the US and Canada. The DRJ Group with Stopain® presently market only in the US while Sunless Beauty with Solerra® sunless tanning products market globally. In 2008, we licensed  two acne prescription formulations made with the active ingredient adapalene to Panalab Internacional S.A. of Argentina for Latin America. Panalab are completing their regulatory approvals and expect to be marketing their product in Q2, 2010. In addition we licensed two prescription acne products (clindamycin and retinoic acid) to Embil Pharmaceuticals in Turkey for Turkey, parts of Asia (Indonesia, Malaysia, and the Philippines) and Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan. Embil is seeking regulatory approval now and expect to be marketing the products in 2010.

In addition JD Nelson has licensed a first aid antiseptic skin protectant formulated with Invisicare. They expect to begin marketing at retail in the first quarter of 2010, with purchase orders being received in the last quarter of 2009.

In January 2009, we signed an agreement with RHEI Pharmaceuticals NV, a Belgium based pharmaceutical company that in-licenses pharmaceutical products for sale in China. This agreement gives RHEI the first option to license the exclusive rights for Skinvisible's dermatology products for the territory of China, Hong Kong and Taiwan.

In September 2009, we licensed the rights to DermSafe, our antimicrobial hand sanitizer formula to Mayquest Pharmaceuticals PTE. Ltd. of Singapore. Mayquest has received regulatory approval to import the product into Singapore as well as to sell into the retail marketplace. They will be seeking further approvals to sell commercially in Singapore and the balance of their territory. Their territory includes Singapore, Indonesia, the Philippines, Thailand and Malaysia. Terms of the license call for Mayquest to pay a license fee (paid in milestones) plus pay a royalty payment based on sales in the territory.

We are discussions with several pharmaceutical companies for license rights to DermSafe in other countries including the US, Canada, China and Europe.

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

*some territories already licensed

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Revenues

Our total revenue reported for the three months ended September 30, 2009 was $43,086, compared to $244,440 for the three months ended September 30, 2008.  Our total revenue reported for the nine months ended September 30, 2009 was $190,063, compared to $575,804 for the nine months ended September 30, 2008.  The decrease in revenues for the three and nine months ended September 30, 2009 from the prior periods is attributable to both the decreased sales of polymers to our licensees as well as any new license fees.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2009 decreased to $838 from the prior period when cost of revenues was $9,133. Our cost of revenues for the nine months ended September 30, 2009 increased to $16,397 from the prior period when cost of revenues was $14,932. The decrease in cost of revenues for the three months ended September 30, 2009 from the prior period is attributable to decreased sales of polymers to our licensees. The increase in our cost of revenues for the nine months ended September 30, 2009 from the prior periods is attributable to the revenue base being mainly polymer sales and not licence fees, which have no cost of goods to them.

Gross Profit

Gross profit for the three months ended September 30, 2009 was $42,249, or approximately 98% of sales. Gross profit for the three months ended September 30, 2008 was $235,307, or approximately 96% of sales. Gross profit for the nine months ended September 30, 2009 was $173,666, or approximately 91% of sales. Gross profit for the nine months ended September 30, 2008 was $560,872, or approximately 97% of sales.

Operating Expenses

Operating expenses decreased to $336,633 for the three months ended September 30, 2009 from $430,953 for the three months ended September 30, 2008. Our operating expenses for the three months ended September 30, 2009 consisted of depreciation and amortization expenses of $8,206 and selling, general and administrative expenses of $328,427. Our operating expenses for the three months ended September 30, 2008 consisted of depreciation and amortization expenses of $5,356, and selling, general and administrative expenses of $425,597.

Operating expenses decreased to $1,171,772 for the nine months ended September 30, 2009 from $1,621,373 for the nine months ended September 30, 2008. Our operating expenses for the nine months ended September 30, 2009 consisted of depreciation and amortization expenses of $16,214 and selling, general and administrative expenses of $1,155,558. Our operating expenses for the nine months ended September 30, 2008 consisted of depreciation and amortization expenses of $15,135, and selling, general and administrative expenses of $1,606,238.

Other Expenses

We paid less in interest expenses for the three months ended September 30, 2009 than in the prior period ended 2008, resulting in total other expenses of $22,640 as compared with $49,292 for the prior period. We paid less in interest expenses for the nine months ended September 30, 2009 than in the prior period ended 2008, resulting in total other expenses of $198,539 as compared with $306,148 for the prior period.

Net Loss

Net loss for the three months ended September 30, 2009 was $317,024, compared to net loss of $244,938 for the three months ended September 30, 2008. Net loss for the nine months ended September 30, 2009 was $1,196,645, compared to net loss of $1,366,649 for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $80,464 and total assets in the amount of $258,124. Our total current liabilities as of September 30, 2009 were $1,003,357.  We had a working capital deficit of $922,893 as of September 30, 2009.

Operating activities provided $1,081 in cash for nine months ended September 30, 2009. Stock based compensation of $446,481, increase in accounts payable and accrued liabilities of $311,294, and interest expense paid with common stock of $334,195 are the primary factors of our positive cash flow, offset mainly by our net loss of $1,196,645.  Investing activities during the nine months ended September 30, 2009 used $105,631 as a result of the purchase of fixed and intangible assets.  Cash flows provided by financing activities during the nine months ended September 30, 2009 amounted to $100,788 and consisted of $99,424 as proceeds from the issuance of convertible notes payable and $1,364 as proceeds from related party loans.

In order to preserve needed cash to operate our business, we have sought to and have been successful in converting certain of our debt into equity of our company.  During the three months ended September 30, 2008, a total of $155,339 represented by loans, accrued compensation and expenses, and services rendered has been converted into equity under various rates and terms. We can provide no assurance that we will be able to convert other debt in our company under similar arrangements, or at all, in the future.  If we are unable to convert our debt into equity, or raise capital to cover our liabilities, we may not be able to continue as a going concern.

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

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $18,134,371 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

At September 30, 2009, we did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

During the three months ended September 30, 2009, we issued 252,857 restricted shares of our common stock as a result of entering into loan conversion agreements, to convert total principal balances of $34,929 into equity. In connection with the loan conversions, we also issued warrants to purchase 96,429 shares of common stock at strike prices ranging from $0.10 and $0.12 per share for two years.

During the three months ended September 30, 2009, we issued 1,181,000 restricted shares of our common stock as a result of entering into debt conversion agreements and issuing stock for services with consultants and employees to convert $120,410 into equity.

During the three months ended September 30, 2009, we issued five-year options to purchase 220,000 shares of our common stock at an exercise price of $0.04 per share.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Skinvisible, Inc.

Date:	November 16, 2009

By: /s/Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer, and Director