Form 10-K/A
period 2008-12-31
SKINVISIBLE INC
filed 2010-02-08
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on April 15, 2009, is to correct the beneficial ownership table.

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

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*

Executive Officers & Directors:
Common	Terry Howlett	10,823,248 shares	12.41% (2)
Common	Brian Piwek	948,990 shares	1.12% (3)
Common	Greg McCartney	1,102,000 shares	1.29% (4)
Total of All Directors and Executive Officers:		12,874,238 shares	14.82%
More Than 5% Beneficial Owners:
Common	Lutz Family Trust	11,117,500	13.22%
Total of All 5% Beneficial Owners:		11,117,500	13.22%

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;

F-3	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007;

F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2008 and 2007;

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007;

F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
2	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
3	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/Terry Howlett
Terry Howlett President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director

January 25, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Terry Howlett
Terry Howlett
Director
January 25, 2010

By:	/s/Greg McCartney
Greg McCartney
Director
January 25, 2010

By:	/s/ Brian Piwek
Brian Piwek
Director
January 25, 2010

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

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $34,914.  The beneficial conversion feature has been fully expensed as of June 30, 2008.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $18,619 which will be fully expensed as of December 31, 2009.

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

In accordance with EITF 00-27, the Company has determined the value associated with the conversion feature and detachable warrants issued in connection with these convertible notes payable. The Company has determined the debentures to have a beneficial conversion feature totaling $7,599.  The beneficial conversion feature has been fully expensed as of June 30, 2008.  The beneficial conversion feature is valued under the intrinsic value method and warrants were valued under the Black-Scholes option pricing model using the following assumptions: a stock price of  $0.12, life of  3 years, a dividend yield of 0%, volatility raging from 111% to 112%, and a debt discount rate of 4.50%.   The investor shall have three years from February 5, 2008 and February 29, 2008 to exercise 450,000 warrants.  The warrant strike price shall be $0.12 per share.  The Company has determined the warrants to have a value of $26,634 which which will be fully expensed as of December 31, 2009.

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