Form 10-K
period 2009-12-31
SKINVISIBLE INC
filed 2010-04-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [  ]

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $120,360

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  95,042,509 as of January 31, 2010.

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

Our Business

Our core business is the research and development of products formulated with our patented technology Invisicare.  Our continued focus is on the licensing of these products and developing new Invisicare technologies. Our focus has allowed us to expand our reputation amongst key dermatology, consumer goods and medical/surgical companies around the globe.  It has also allowed us to branch out beyond dermatology into other medical areas that require topically delivered products.

Our Products

We intend to expand our product offerings. Currently we have over 30 topical products formulated with Invisicare available for licensing.  Our products range from acne formations to sunscreens to surgical products.

Licensing Opportunities
Patented delivery system enhances life cycle management of topical products

Skinvisible, developers of its polymer delivery system Invisicare® with numerous technology and product patents and patents pending, has the following product formulations available for licensing on an exclusive basis.  Each product has achieved three year accelerated stability (120 days @ 40° C).

ACNE:
•	Adapalene Cream & Gel (.1%, .3%)*
•	Clindamycin Hydrochloride Cream (1%)*
•	Retinoic Acid Cream & Gel (0.1%)*
•	Salicylic Acid Cream (2%)
•	Benzoyl Peroxide Cream (2.5% TBD)

-	Delivered with a sustained release which also allows for more or less active to be released over a longer period of time;
-	Reduced skin irritation from most actives;
-	Superior adherence; stays on the skin and does not rub off.

ACTINIC KERATOSIS:
•	Imiquimod Lotion (2%, 3%)*

-	Delivered with a controlled release which also allows for more or less active to be released (8% to 80%) than the branded product (10%) and over a longer period of time;
-	Binds to the skin resisting rub off.

ANTI-INFLAMMATORIES / ANALGESICS / ANTIPRURITICS:
•	Hydrocortisone Cream (.5%, 1%)
•	Triamcinolone / Acetonide (1%)*
•	Clobetasole Proprionate (0.05%)*
•	Betamethasone (1%)*
•	Pramoxine Cream (1%)
•	Menthol Spray / Roll-on / Cream (6%, 8%)
•	Ibuprofen Cream (5%, 10%)

-	Formulations enhanced with Invisicare have the advantage of sustained release and adherence thereby delivering long-lasting results;
-	ie/ Release of Pramoxine is 3 times the branded product with 20% greater adherence.

ANTI-FUNGALS:
•	Terbinafine Cream & Gel (1%)
•	Clotrimazole Cream (1%)
•	Naftifine Cream (1%)*

-	Formulated with sustained release to deliver efficacious results – ie/ Terbinafine cream can release over 4 times branded product;
-	Superior adherence properties.

ANTIMICORBIAL HAND SANITIZERS / ANTISEPTICS:
•	Triclosan Lotion (1%) & Nonoxynol-9 /Tomadol 901
•	First Aid Antiseptic Triclosan (1%) & Allantoin (1%)
•	Benzalkonium Chloride Lotion (0.13%)
•	Chlorhexidine Gluconate Lotion (4%)
•	Chlorhexidine Gluconate (2%) Pre-Surgical Prep

-	Antimicrobials bind to the skin for 4 hours even with multiple hand washings;
-	Anti-bacterial and anti-viral testing successfully completed on several formulations;
-	Pre-op preparation delivers on-going protection even with irrigation;
No staining or odor with chlorhexidine formulations.

ATOPIC DERMATITIS / SUPER MOISTURIZERS:
•	Non-Steroidal Atopic Dermatitis Cream Hyaluronic Acid (1%)
•	Skin Protectant Lotion with Allantoin (1%)
•	Ectoin Super Moisturizer
•	Urea Moisturizer (25% & 30%*)

-	Skinvisible’s creams and lotions hold on the skin while resisting wash-off and rub-off;
-	Invisicare polymers provide enhanced skin barrier function while still allowing the skin to breathe normally;
-	Formulations have a smooth, silky feel with no residual oily feeling;
-	Non-Steroidal Atopic Dermatitis Cream could be marketed with only a 510K in the United States and as a medical device in Canada. Some preliminary toxicity data is available.

UVA / UVB SUNSCREENS:
•	Parsol 1789 (Avobenzone) - SPF 15 / 30 / 50 Lotion
•	Tinosorb S – SPF 15 / 30 / 50 Lotion

-	Photo-stability studies showed a minimum of 8 hours for both Invisicare sunscreen formulations;
-
Sunscreens remain bound longer than popular brands even after perspiring and swimming ie/ Skinvisible’s avobenzone SPF 30 remained 81% bound after 2 hours versus leading brands showing only 50% to 73%. Skinvisible’s Tinosorb sunscreen remained 87% bound vs a leading brand with 64% bound.

OTHER:
•	Incontinence / Diaper Barrier Cream DPHP (1% Dipalmitoyl hydroxyproline)
-	Skinvisible’s DPHP cream provides a protease inhibitor and a polymer delivery system that binds to the skin, creates a non-occlusive barrier, and that is resistant to wash off or rubbed off;
-	Invisicare polymers provide an excellent barrier function even on their own.
•	Skin Barrier Cream (WorkGluv)
-	Studies show WorkGluv barrier function resists penetration of many noxious chemicals and can protect hands from irritant contact dermatitis.
•	Scar Lotion with Onion Bulb
-	Onion Bulb Extract diminishes the appearance of scars and lightens discoloration.
•	Fragrance – Long Lasting Gel
-	A scent incorporated with Invisicare provides a long lasting fragrance in a gel formulation.
•	Sunless Tanner – Long Lasting Lotions (2.5%, 5% & 9%)
-	Skinvisible sunless tanners remain on the skin for 7 days versus 3 days for branded formulas along with a darker, more uniform tan with no orange color and an improved odor.
•	After Sun (Aloe) Cream
-	Skinvisible’s After Sun Cream delivers soothing aloe to help relieve sunburn.
*prescription

SUMMARY OF INVISICARE BENEFITS:

•	Independent studies proved that Invisicare holds active ingredients on the skin for up to 4+ hours;

•	Studies prove it resists wash off even after multiple hand washing and perspiration;

•	Invisicare can improve the efficacy of topical active ingredients;

•	Non-drying as it does not contain alcohol and other ingredients that can occlude the skin;

•	It gradually releases active ingredients thereby reducing skin irritation;

•	The release of actives can be controlled by Invisicare; slow release to fast release of the active;

•	Skin barrier studies prove it is non-occlusive, forming a protective barrier while allowing the skin to function normally;

•	Skinvisible formulations have a simplified manufacturing process, requiring no special equipment;

•	Invisicare offers product life cycle management advantages (i.e. new patents).

In April 2009, we announced that we have developed a hand sanitizing lotion that has proven effective in killing the H1N1 swine flu virus.  Retroscreen Virology of London England conducted the studies with our hand sanitizer lotion called DermSafe®. The product demonstrated it had a greater than 99.99 % inactivation/kill on the H1N1 swine flu virus.

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

License Agreements

Set forth below are our current licensees, along with their developed products that contain our Invisicare product or our own products with Invisicare in the territories provided:

Licensee	Product	Licensed Territories	Status of Current Territories Marketed
JD Nelson & Associates	Safe4Hours®, an antimicrobial hand sanitizer	US, Canada and Mexico	US and Canada
JD Nelson & Associates	first aid antiseptic skin protectant	US, Canada and Mexico	US

Sunless Beauty	Solerra® sunless tanning products	Global	Global
Panalab Internacional S.A.	acne prescription formulations with the active ingredient adapalene	Latin America	Completing regulatory approvals; expected to market Q3, 2010.
Embil Pharmaceuticals	prescription acne products (Clindamycin HCL and Retinoic Acid formulations)	Turkey parts of Asia (Indonesia, Malaysia, and the Philippines) and Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan	Seeking regulatory approval; expected to market in 2011
RHEI Pharmaceuticals NV	first option to license the exclusive rights for Skinvisible's dermatology products	China, Hong Kong and Taiwan	Seeking regulatory approval
Mayquest Pharmaceuticals PTE. Ltd.	DermSafe	Singapore, Indonesia, the Philippines, Thailand and Malaysia	Received regulatory approval in Singapore to import and retail; seeking further approvals to sell commercially in Singapore and the balance of their territory
Alto Pharmaceuticals	DermSafe	Canada	Waiting for DIN approval for Commercial Use

Marketing Developments

In January 2010, one of our licensees, JD Nelson and Associates LLC, announced that it has entered into a distribution agreement with Walgreens for their new product, Safe4Hours®First Aid Antiseptic Skin Protectant. This new product uses our patented Invisicare® technology and was launched in 7,000 Walgreens stores on January 15, 2010. The product, available in both a one and two ounce size, promotes healing of minor cuts, scrapes and burns as well as preventing the spread of bacteria including the super bug MRSA, a real health issue in hospitals, schools and for participants in sports. The product also protects and helps relieve chafed, chapped or cracked skin (dermatitis) as well as prevents and protects from the drying effects of wind and cold weather. Walgreens features the product both in the first aid section of their stores as well as at the pharmacy counter.

In February 2010, JD Nelson and Associates LLC initiated a special marketing promotion in connection with the sale of Safe4Hours in Walgreens stores. The promotion includes prominent end-cap point of purchase displays which will profile Safe4Hours in 4,100 Walgreens. This heightened visibility along with a television advertising campaign is anticipated to educate consumers about the product’s benefits.

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

Status of Research and Development for New Applications

We believe that the enhancement and extension of our existing products and the development of new product categories have contributed significantly to our growth to date and are necessary for our continued growth. Our management evaluates new ideas and seeks to develop new products and improvements to existing products to satisfy industry requirements and changing consumer preferences. We seek to identify trends in consumer preferences and to generate new product ideas. Specific to the objective of generating new products, we are continuing our research and development toward developing additional applications with Invisicare.:

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

We have also applied and received trademark approval for the corporate logo “Skinvisible”.

We are seeking to extend the protection of our trademarks in additional countries where we currently conduct business and those additional countries where we intend to conduct business.

Employees

We currently have five employees, including our sole officer Terry Howlett. All our employees with the exception of our bookkeeper are full-time employees.

Research and Development Expenditures

We incurred research and development expenditures of $0 in the fiscal year ended December 31, 2009, and $21,780 in the fiscal year ended December 31, 2008.

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

Item 3.   Legal Proceedings

Jost Steinbrhchel and Monique Steinbruchel v. Skinvisible, Case No. 09A588041 in the District Court, Clark County Nevada.

Plaintiffs allege that we have not reimbursed Jost Steinbruchel for his expenses when he was a member of our board of directors and that Monica Steinbruchel loaned us $20,000 that has not been repaid.  We are disputing these allegations.

Aside from the above, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of our fiscal year ended December 31, 2009.

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

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.15	0.07
September 30, 2009	0.24	0.05
June 30, 2009	0.11	0.03
March 31, 2009	0.09	0.03

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
December 31, 2008	0.09	0.03
September 30, 2008	0.13	0.08
June 30, 2008	0.14	0.18
March 31, 2008	0.16	0.10

On March 1, 2010, the last sales price per share of our common stock was $0.11.

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

Holders of Our Common Stock

As of December 31, 2009, we had 94,943,509 shares of our common stock issued and outstanding, held by 175 shareholders of record, other than those held in street name.

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

During the three months ended December 31, 2009, we issued 400,429 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances of $36,300 into equity.

During the three months ended December 31, 2009 we issued 1,083,335 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $65,000 into equity. In connection with the conversion, warrants were also granted to purchase 541,668 shares of our common stock at a strike price of $0.10 per share that expire on December 12, 2012.

During the three months ended December 31, 2009, we issued options to purchase 2,370,000 shares of our common stock at $0.08 per share under our 2006 Stock Option Plan to employees and consultants.

During the three months ended December 31, 2009, we issued Debt Conversion agreements to three employees, including Mr. Terry Howlett.  The Debt Conversion agreements allow the holders to convert up to $161,933 in debt into shares of our common stock at $0.06 per share at any time up and until December 6, 2010.  If the debt is converted into equity, these employees will be granted Warrant agreements for the right to purchase an aggregate of 1,214,442 shares of common stock at a strike price of $0.10 per share if exercised within 3 years of the debt conversion.

On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2009.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2009
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	6,090,000	$0.05	3,910,000
Equity compensation plans not approved by security holders	11,136,847	$0.09	-
Total	17,226,847		3,910,000

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

Results of Operations for the Years Ended December 31, 2009 and 2008

Revenues

Our total revenue reported for the year ended December 31, 2009 was $287,269, a sharp decrease from $599,621 for the year ended December 31, 2008.  The decrease in revenues for the year ended December 31, 2009 from the prior year is attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2009 decreased to $51,462 from the prior year when cost of revenues was $101,061. The decrease in our cost of revenues for the year ended December 31, 2009 from the prior year is attributable to decreased sales of polymers.

Gross Profit

Gross profit for the year ended December 31, 2009 was $235,807, or approximately 82% of sales. Gross profit for the year ended December 31, 2008 was $498,560, or approximately 83% of sales.

Operating Expenses

Operating expenses increased to $1,633,791 for the year ended December 31, 2009 from $1,449,640 for the year ended December 31, 2008. Our operating expenses for the year ended December 31, 2009 consisted of depreciation and amortization expenses of $25,755 and selling, general and administrative expenses of $1,608,036. Our operating expenses for the year ended December 31, 2008 consisted of depreciation and amortization expenses of $194,144, and selling, general and administrative expenses of $1,255,496.

Other Expenses

We paid more in interest expenses for the year ended December 31, 2009 than in the prior year ended 2008, resulting in total other expenses of $349,712 as compared with $218,760 for the prior year.

Net Loss

Net loss for the year ended December 31, 2009 was $1,747,696 compared to net loss of $1,169,840 for the year ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had total current assets of $52,383 and total assets in the amount of $244,407. Our total current liabilities as of December 31, 2009 were $1,093,969.  We had a working capital deficit of $849,562 as of December 31, 2009.

Operating activities used $350,507 in cash for the year ended December 31, 2009. Our net loss of $1,747,696 combined with a decrease in accrued interest of $6,110 was the primary component of our negative operating cash flow, offset mainly by stock based compensation of $625,686, interest expense paid with common stock of $234,524, increase in accounts payable and accrued liabilities of $272,565, and decrease in prepaid royalty of $180,000. Cash flows used by investing activities during the year ended December 31, 2009 was $129,536.  Cash flows provided by financing activities during the year ended December 31, 2009 amounted to $499,849 and consisted primarily of $168,485 as proceeds from the issuance of convertible notes payable,  offset by payments of $2,136 on related party loans.

In order to preserve needed cash to operate our business, we have sought to and have been successful in converting certain of our debt into equity of our company.  During the fourth quarter ended December 31, 2009, a total of $307,500, represented by loans, accrued compensation and expenses, has been converted into equity under various rates and terms. We can provide no assurance that we will be able to convert other debt in our company under similar arrangements, or at all, in the future.  If we are unable to convert our debt into equity, or raise capital to cover our liabilities, we may not be able to continue as a going concern.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $18,685,421 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of December 31, 2009, there were no off balance sheet arrangements.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2009 and 2008;
F-3	Consolidated Statements of Operations for the years ended December 31, 2009 and 2008;
F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2009 and 2008;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Sarna & Company, CPA’s
April 8, 2010
Westlake Village, California

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(AUDITED)

ASSETS	December 31, 2009	December 31, 2008
	(Audited)	(Audited)
Current assets
Cash	$25,868	$6,062
Accounts receivable	468	9,553
Inventory	17,629	17,796
Due from related party	4,206	986
Financing cost, net of accumulated amortization of $-0- and $344, respectively	--	55,562
Prepaid royalty fees - current portion	--	180,000
Prepaid expense and other current assets	4,212	4,182
Total current assets	52,383	274,141

Fixed assets, net of accumulated depreciation of $326,202 and $322,734, respectively	9,516	16,593
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $71,922 and $51,561, respectively	132,508	23,333
License and distributor rights	50,000	50,000
Prepaid royalty fees - long term portion	--	--

Total assets	$244,407	$364,067

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$741,716	$469,151
Accrued interest payable	17,099	23,209
Loans from related party	214,112	122,763
Convertible notes payable, net of unamortized debt discount of $3,750 and $-0-, respectively	71,250	--

Unearned revenue	49,792	50,000
Total current liabilities	1,093,969	665,123

Total liabilities	1,093,969	665,123

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 94,943,509 and 84,095,888 shares issued and outstanding at December 31, 2009 and 2008, respectively	94,945	84,098
Additional paid-in capital	17,740,914	16,552,571
Accumulated deficit	(18,685,421)	(16,937,725)
Total stockholders' deficit	(849,562)	(301,056)

Total liabilities and stockholders' deficit	$244,407	$364,067

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	for the year ended
	December 31, 2009 (Audited)	December 31, 2008 (Audited)

Revenues	$287,269	$599,621

Cost of revenues	51,462	101,061

Gross profit	235,807	498,560

Operating expenses
Depreciation and amortization	25,755	194,144
Selling general and administrative	$1,608,036	1,255,496
Total operating expenses	1,633,791	1,449,640

Loss before provision for income taxes	(1,397,984)	(951,080)

Other income (expense)
Interest income	17	--
Other income	5,570	--
Interest expense	(355,300)	(218,760)
Total other income (expense)	(349,712)	(218,760)

Provision for income taxes	--	--

Net loss	$(1,747,696)	$(1,169,840)

Basic loss per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	89,034,972	77,675,313

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	84,095,888	84,098	16,552,571	(16,937,725)	(301,056)

Issuance of stock for cash	575,000	575	25,425		26,000

Issaunce of stock for services	355,000	355	28,945		29,300

Issuance of stock for conversion of debts	7,673,692	7,673	269,647		277,320

Issuance of stock for accounts payable	2,243,929	2,244	284,372		286,616

Issuance of employee stock optrions	-		261,044		261,044

Issuance of stock options/warrants for services	-		296,410		296,410

Beneficial conversion feature of convertible debt	-		22,500		22,500

Net loss	-			(1,747,696)	(1,747,696)

Balance, Decemer 31, 2009	94,943,509	94,945	17,740,914	(18,685,421)	(849,562)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the year ended
	December 31, 2009	December 31, 2008

Cash flows from operating activities:
Net loss	$(1,747,696)	$(1,640,877)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	25,755	17,536
Stock based compensation	625,686	437,892
Interest expense paid with common stock	234,524	199,151
Loss on disposal of assets	3,413	1,927
Changes in operating assets and liabilities:
(Increase) decrease in inventory	167	2,658
(Increase) decrease in accounts receivable	9,085	32,535
Decrease in prepaid expenses and other current assets	55,532	955
(Increase) decrease in related party receivable	(3,220)	210
Decrease in prepaid royalty fees	180,000	240,000
Increase in accounts payable and accrued liabilities	272,565	144,397
Increase (decrease) in accrued interest	(6,110)	16,261
(Decrease) in unearned revenue	(208)	(400,000)
Net cash used in operating activities	(350,507)	(947,355)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(129,536)	(2,076)
Net cash used in investing activities	(129,536)	(2,076)

Cash flows from financing activities:
Proceeds from issuance of stock	26,000	-
Proceeds from, net of payments to, related parties for loans	91,349	(76,724)
Proceeds from convertible notes payable	75,000	846,548
Proceeds from loans	307,500	122,500
Net cash provided by financing activities	499,849	892,324

Net change in cash	19,806	(57,107)

Cash, beginning of period	6,062	63,168

Cash, end of period	$25,868	$6,061

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $18,685,421 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of December 31, 2009, the Company had not recorded  a reserve for doubtful accounts.

Inventory - Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

Goodwill and intangible assets - The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

ASC 350-10 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During 2009, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life ranging from 3 to 15 years using the straight-line method.

Income taxes - The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

Stock based compensation expense recognized under ASC 718-10 for the years ended  December 31, 2009 and 2008 totaled $625,686 and $372,626, respectively.

Earnings (loss) per share - The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

Reclassification – The financial statements from 2008 reflect certain reclassifications, which will have no effect on net income, to conform to classifications in the current year.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

Recent Accounting Pronouncements –

On May 28, 2009 the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification Topic (ASC) ASC 855-10, “Subsequent Events”. FASB ASC 855-10 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855-10 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC.  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, “Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2009:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	58,105
Leasehold improvements	12,569
Lab equipment	115,946
335,718
Less: accumulated depreciation	326,202
Fixed assets, net of accumulated depreciation	$9,516

Depreciation expense for the years ending December 31, 2009 and 2008 was $5,394 and $5,996, respectively.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

3.	INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December  31, 2009, patents and trademarks total $204,430, net of  $71,922 of accumulated amortization. Amortization expense for the years ended December 31, 2009 and 2008 were $20,361 and $10,963, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2009.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of December 31, 2009, the Company has paid a total of  $2,000,000 of which $2,000,000 has been expensed.

4.	UNEARNED REVENUE

Unearned revenue totaling $49,792 as of December 31, 2009 relates to a marketing and distribution rights agreement entered into during 2009 for which monies were received and not considered earned.

5.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2009 and 2008, the Company granted stock options to employees and directors totaling 3,920,000 and 3,295,000  shares of its common stock with a weighted average strike price of $0.06 and $0.09 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $299,370 and $232,892 for 2009 and 2008, respectively, using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 2.19% to 3%, a dividend yield of 0% and volatility rates ranging from 131% to 167%.  The Company has recorded an expense of $299,370 and $68,912 for the years ended December 31, 2009  and 2008, respectively.

Stock options non-employees – During the years ended December 31, 2009 and 2008, the Company granted stock options for services totaling  200,000 and 875,000  shares of its common stock with a weighted average strike price of  $0.04 and $0.13 per share, respectively. All stock options were exercisable upon grant. The stock options have been valued  at $12,160 during 2009 and $120,086 during 2008 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 3.5% to 4.5%, a dividend yield of 0% and volatility rates ranging from  103% to 131%.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

The following is a summary of option activity during the years ended December 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	5,515,000	0.17

Options granted and assumed	4,170,000	0.24
Options expired	1,690,000	0.18
Options canceled	-	0
Options exercised	1,200,000	0.05

Balance, December 31, 2008	6,795,000	0.14

Options granted and assumed	4,120,000	0.06
Options expired	1,670,000	0.13
Options canceled	-
Options exercised	275,000	0.04

Balance, December 31, 2009	8,970,000	0.05

As of December 31, 2009, 8,970,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2007	4,231,500	0.15

Warrants granted and assumed	6,437,500	0.10
Warrants expired	1,820,000	0.14
Warrants canceled	-	0.00
Warrants exercised	500,000	0.05

Balance, December 31, 2008	8,349,000	0.16

Warrants granted and assumed	2,336,847	0.07
Warrants expired	637,500	0.29
Warrants canceled	1,474,000	0.10
Warrants exercised	287,500	0.13

Balance, December 31, 2009	8,286,847	0.10

All warrants outstanding as of December 31, 2009 are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

6.	RELATED PARTY TRANSACTIONS

As of December 31, 2008, the Company had an unsecured loan payable due to the CEO with an interest rate of 10% per annum, due on demand totaling $2,136, and an unsecured loan payable due to an employee under similar terms in the amount of $120,627.

As of December 31, 2009, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $214,112.

7.	CONVERTIBLE NOTES PAYABLE

During 2009, the Company issued an aggregate of $382,500 consisting of promissory convertible notes to eight individuals. One of the notes is due by January 12, 2010, accruing interest at 10% per annum.  At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.15 per share for two years after the conversion date.   As of December 31, 2009, all but one of the notes, with a total face value of $307,500, were converted into 7,613,692 shares.

The Company has determined the value associated with the conversion feature in connection with the remaining convertible note payable. The Company has determined the note, with a face value of $75,000, to have a beneficial conversion feature totaling $22,500.  The beneficial conversion feature has been accreted and charged to interest expense in the amount of $18,750 as of December 31, 2009.  The beneficial conversion feature is valued under the intrinsic value method.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of December 31, 2009 are as follows:

2010	$48,005
2011	57,606
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $113,537 for the year ended December 31, 2009.

Lawsuit – The Company is the defendant in a lawsuit brought by a former member of the Board of Directors.  The lawsuit claims that certain expenses and a loan in the amount of $20,000 were not repaid to the plaintiff.  The Company is disputing these allegations.  It is not possible to determine a probable outcome at this time, and since Company management feels a material loss from this suit to be remote, the Company has not accrued any related expenses.

9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through March 31, 2010, the date which the financial statements were available to be issued.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2009.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect such controls.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2009.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	62	Chief Executive Officer, Chief Financial Officer, & Director
Brian Piwek	63	Director
Greg McCartney	59	Director

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

For the fiscal year ending December 31, 2009, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2009 to be included in this Annual Report on Form 10-Kand filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2009, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2009:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	2	1
Greg McCartney Director	0	2	1
Brian Piwek Director	0	2	1
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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2008 2009	160,000 160,000	- -	- -	110,000 75,304	- -	- -	- -	270,000 235,304

Narrative Disclosure to the Summary Compensation Table

On January 29, 2009, we entered into an employment agreement with our sole executive officer, Terry Howlett. The agreement is effective retroactively to January 1, 2009, and term of the agreement is three (3) years.  Unless extended or renewed, the agreement will terminate on January 1, 2012.  Under the agreement, Mr. Howlett earns a cash stipend of $13,333.33 per month ($160,000 per year). Effective January 1, 2010, his cash stipend increased to $15,000 per month ($180,000 per year).  He will also receive bonuses based on a percentage of license fees, royalty fees, and financings; paid vacation or the election to receive vacation benefits in payment; and reimbursements of expenses, including automobile and limited living expenses. In addition, the agreement provides for Mr. Howlett to be awarded stock options at the discretion of the board of directors.

Due to financial constraints, however, we were only able to actually pay Mr. Howlett $77,833 in cash during the fiscal year ended December 31, 2009.

During the fiscal year ended December 31, 2009, we granted Mr. Howlett options to purchase 1,000,000 shares of our common stock at the exercise price of $0.8 per share with an expiration date of December 7, 2014. These options are fully vested and immediately exercisable. The aggregate value of these options, which totaled $110,000, was computed in accordance with FAS 123R and is reported in the summary compensation table above in the column titled “Option Awards.”

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000	- - - - -	- - - - -	0.04 0.04 0.04 0.04 0.08	10/19/2013 1/30/2013 1/3/2011 1/20/2014 12/7/2014	- - - -	- - - -	- - - -	- - - -

On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued in December 7, 2009 of 1,000,000 shares at $0.08 per share.  Aside from this modification, during the last fiscal year there was not any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2009.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney	7,200	-	250,000	-	-	-	35,395
Brian Piwek	7,200		250,000	-	-	-	26,026

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $600. Mr. McCartney received a total of $7,200 and Mr. Piwek received a total of $7,200 in consideration for services rendered as members of our board of directors in 2009. In addition, Mr. McCartney and Mr. Piwek each received options to purchase 250,000 shares of common stock at an exercise price of $0.08 per share and Mr. McCartney received a 5 year extension on previously issued options of 250,000 shares of common stock at an exercise price of $0.04 per share. These options are fully vested and immediately exercisable. The aggregate value of these options for Mr. McCartney is $28,195 and Mr. Piwek is $18,826 for each independent director, was computed in accordance with FAS 123R and is reported in the director compensation table above in the column titled “Option Awards.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of December 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

The following table sets forth, as of December 31, 2009, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 94,943,509 shares of common stock issued and outstanding on December 31, 2009. Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Terry Howlett	13,323,248 shares	13.25 (2)
Common	Brian Piwek	1,328,990 shares	1.38% (3)
Common	Greg McCartney	1,644,000 shares	1.71% (4)
Total of All Directors and Executive Officers:		16,296,238 shares	15.89%

More Than 5% Beneficial Owners:
Lutz Family Trust 8322 West Tonto Lane, Peoria, AZ 85382(5)			11.70%

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

(2)
Includes options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.08 per share, warrants that may be immediately exercised to purchase 500,000 shares at a price of $0.15 per share, and warrants that may be immediately exercised to purchase 1,5000,000 shares at a price of $0.05 per share.

(3)
Includes options that may be immediately exercised to purchase 450,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 250,000 shares at $0.08, and warrants that may be immediately exercised to purchase 125,000 at $0.12 per share.

(4)
Includes options that may be exercised immediately to purchase 900,000 shares at a price of $0.04 per share, and options that may be exercised immediately to purchase 250,000 shares at a price of $0.08 per share.

(5)	As stated in the reporting person’s Schedule 13D filed with the Securities and Exchange Commission on January 25, 2010.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2009 or in any presently proposed transaction which, in either case, has or will materially affect us.

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

As of December 31, 2009, the Company had an unsecured loan payable due to Terry Howlett with an interest rate of 10% per annum, due on demand totaling $68,360.

As of December 31, 2009, the Company had a receivable due to it from Terry Howlett totaling $1,196.

As of December 31, 2009, the Company had an unsecured loan payable due to Terry Howlett with an interest rate of 10% per annum, due on demand totaling $2,136.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$27,170	$0	$0	$0
2009	$25,010	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
23.1	Consent of Sarna & Company, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
2	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
3	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Skinvisible, Inc.

By:	/s/ Terry Howlett
Terry Howlett President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 14, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Terry Howlett
Terry Howlett
Director
April 14, 2010

By:	/s/ Brian Piwek
Brian Piwek
Director
April 14, 2010

By:	/s/ Greg McCartney
Greg McCartney
Director
April 14, 2010