Form 10-Q
period 2010-03-31
SKINVISIBLE INC
filed 2010-05-12
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

702.433.7154
(Registrant’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,609,009 common shares as of March 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Consolidated Statements of Operations for the three months ended March, 31 2010 and 2009 (unaudited);

F-3	Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2010 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2010 and 2009 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$4,058	$25,868
Accounts receivable	94,415	468
Inventory	21,858	17,629
Due from related party	2,188	4,206
Prepaid expense and other current assets	23,817	4,212
Total current assets	146,336	52,383

Fixed assets, net of accumulated depreciation of $327,502 and $326,202, respectively	8,216	9,516
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $77,407 and $71,922, respectively	185,635	132,508
License and distributor rights	50,000	50,000

Total assets	$390,187	$244,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$864,583	$741,716
Accrued interest payable	23,167	17,099
Loans from related party	242,112	214,112
Convertible notes payable, net of unamortized debt discount of $3,750 and $3,750, respectively	72,885	71,250
Unearned revenue	47,042	49,792
Total current liabilities	1,249,789	1,093,969

Total liabilities	1,249,789	1,093,969

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 95,609,009 and 94,943,509 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	95,610	94,945
Additional paid-in capital	17,852,917	17,740,914
Accumulated deficit	(18,808,129)	(18,685,421)
Total stockholders' deficit	(859,602)	(849,562)

Total liabilities and stockholders' deficit	$390,187	$244,407

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	three months ended March 31,
	2010	2009

Revenues	$158,230	$77,953

Cost of revenues	4,196	1,421

Gross profit	154,034	76,532

Operating expenses
Depreciation and amortization	6,785	4,004
Selling general and administrative	208,625	376,249
Total operating expenses	215,410	380,253

Loss before provision for income taxes	(61,376)	(303,721)

Other income (expense)
Interest income	--	17
Interest expense	(70,343)	(62,354)
Total other income (expense)	(70,343)	(62,337)

Provision for income taxes	--	--

Net loss	$(131,719)	$(366,058)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	95,201,637	84,376,721

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, Decemer 31, 2009	94,943,509	94,944	17,740,914	(18,685,421)	(849,563)

Issaunce of stock for services	115,500	116	13,579		13,695

Issuance of stock for conversion of debts	550,000	550	68,450		69,000

Issuance of stock options/warrants for services			29,974		29,974

Adjustment to prior period				9,011	9,011

Net loss				(131,719)	(131,719)

Balance, March 31, 2010	95,609,009	95,610	17,852,917	(18,808,129)	(859,602)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	March 31, 2010	March 31, 2009

Cash flows from operating activities:
Net loss	$(131,719)	$(366,058)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	6,785	4,004
Stock based compensation	43,668	120,426
Interest expense paid with common stock	25,000	54,907
Loss on disposal of assets	--	1,682
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(4,229)	--
(Increase) decrease in accounts receivable	(93,947)	6,094
Decrease in prepaid expenses and other current assets	(14,804)	751
(Increase) decrease in related party receivable	2,018	76
Decrease in prepaid royalty fees	--	60,000
Increase in accounts payable and accrued liabilities	133,145	52,548
(Decrease) in unearned revenue	(2,750)	(50,000)
Net cash used in operating activities	(36,833)	(115,570)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(58,612)	--
Net cash used in investing activities	(58,612)	--

Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	72,000	(826)
Proceeds from convertible notes payable	1,635	110,519
Net cash provided by financing activities	73,635	109,693

Net change in cash	(21,810)	(5,877)

Cash, beginning of period	25,868	6,062

Cash, end of period	$4,058	$185

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $18,808,129 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of March 31, 2010, the Company had not recorded  a reserve for doubtful accounts.

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

Recent Accounting Pronouncements –

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

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    FIXED ASSETS

Fixed assets consist of the following as of March 31, 2010:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	38,105
Leasehold improvements	12,569
Lab equipment	115,946
335,718
Less: accumulated depreciation	327,502
Fixed assets, net of accumulated depreciation	$8,216

Depreciation expense for the three months ended March 31, 2010 and 2009 was $1,300 and $1,119, respectively.

 3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March  31, 2010, patents and trademarks total $263,042, net of  $72,437 of accumulated amortization. Amortization expense for the three months ended March 31, 2010 and 2009 were $5,485 and $2,885, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2010.

Prepaid royalties fees are amounts prepaid by the Company related to the license and distributor rights. The future royalties payments required by the Company total $2,000,000. The royalties fees are to be paid in an amount equal to the greater of (a) $6,000 per month; or (b) 1.5% of net revenues realized by the sale of the associated polymer products subject to a cap of $2,000,000. The Company will make payments of $6,000 per month, and by a payment on any royalties in excess of $72,000 in each year payable on an annual basis calculated within 60 days of each anniversary date of the agreement. The future royalties payments are to be amortized over eight years, which is the life of the agreement.  As of March 31, 2010, the Company has paid a total of  $2,000,000 of which $2,000,000 has been expensed.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.     UNEARNED REVENUE

Unearned revenue totaling $47,042 as of March 31, 2010 relates to a marketing and distribution rights agreement entered into during 2009 for which monies were received and not considered earned.

5.    STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the year ended December 31, 2009, the Company granted stock options to employees and directors totaling 3,920,000 shares of its common stock with a weighted average strike price of $0.06  per share. The stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options were valued at $299, for 2009 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 2.19% to 3%, a dividend yield of 0% and volatility rates ranging from 131% to 167%.  The Company has recorded an expense of $299,370 for the year ended December 31, 2009. The Company did not issue any options to employees or directors during the three months ended March 31, 2010.

Stock options non-employees – During the year ended December 31, 2009, the Company granted stock options for services totaling  200,000 shares of its common stock with a weighted average strike price of  $0.04 per share,. All stock options were exercisable upon grant. The stock options were valued  at $12,160 during 2009 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 3.0% , a dividend yield of 0% and a volatility rate of 131%. During the three months ended March 31, 2010, the Company did not issue any options.

The following is a summary of option activity during the year ended December 31, 2009 and three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	6,795,000	0.14

Options granted and assumed	4,120,000	0.06
Options expired	1,670,000	0.13
Options canceled	-
Options exercised	275,000	0.04

Balance, December 31, 2009	8,970,000	0.05

Options granted and assumed	-
Options expired	100,000	0.04
Options canceled	-
Options exercised	-

Balance, March 31, 2010	8,870,000	0.05

As of March 31, 2010, all 8,870,000 stock options are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock warrants -

During the three months ended March 31, 2010, the Company issued 275,000 warrants as part of the issuance of common stock for the payment of short term loans to the Company. These warrants had exercise prices of $0.10 and $0.12, and were all exercisable upon grant.  The warrants were valued  at $29,974 using the Black-Scholes option  pricing model based upon the following assumptions: term of 3 years,  risk free interest rate of 1.33% , a dividend yield of 0% and a volatility rate of 171%

The following is a summary of warrants activity during the year ended December 31, 2009 and three months ended March 31, 2010:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	8,349,000	0.16

Warrants granted and assumed	2,336,847	0.07
Warrants expired	637,500	0.29
Warrants canceled	1,474,000	0.10
Warrants exercised	287,500	0.13

Balance, December 31, 2009	8,286,847	0.10

Warrants granted and assumed	275,000	0.12
Warrants expired	1,500,000	0.15
Warrants canceled	-
Warrants exercised	-

Balance, March 31, 2010	7,031,847	0.09

All warrants outstanding as of March 31, 2010 are exercisable.

5.    RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $214,112.

As of March 31, 2010, the Company had  unsecured loans payable due to employees with an interest rate of 10% per annum, due on demand totaling $241,070.

6.     CONVERTIBLE NOTES PAYABLE

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

7.    COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of Marc 31, 2010 are as follows:

2010	$48,005
2011	57,606
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $18,612 for the three months ended March 31, 2010.

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

8.     SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through April 30, 2010, the date which the financial statements were available to be issued.

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

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Revenues

Our total revenue reported for the three months ended March 31, 2010 was $158,230, a sharp increase from $77,953 for the same period ended March 31, 2009.  The increase in revenues for the three months ended March 31, 2010 from the prior period is attributable to royalty income based on licensed product sales.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2010 increased to $4,196 from the same period ended March 31, 2009, when cost of revenues was $1,421. The increase in our cost of revenues for the three months ended March 31, 2010 from the prior period is minimal and attributable to sales of polymers.

Gross Profit

Gross profit for the three months ended March 31, 2010 was $154,034, or approximately 97% of sales. Gross profit for three months ended March 31, 2009 was $76,532, or approximately 98% of sales.

Operating Expenses

Operating expenses decreased to $215,410 for the three months ended March 31, 2010 from $380,253 for the same period ended March 31, 2009. Our operating expenses for the three months ended March 31, 2010  consisted of depreciation and amortization expenses of $6,785 and selling, general and administrative expenses of $208,624. Our operating expenses for the three months ended March 31, 2009 consisted of depreciation and amortization expenses of $4,004, and selling, general and administrative expenses of $376,249.

Other Expenses

We paid more in interest expenses for the three months ended March 31, 2010 than in the prior period ended 2009, resulting in total other expenses of $70,343 as compared with $62,337 for the prior period.

Net Loss

Net loss for the three months ended March 31, 2010 was $137,719 compared to net loss of $366,058 for the same period ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $146,336 and total assets in the amount of $390,187. Our total current liabilities as of March 31, 2010 were $1,249,789.  We had a working capital deficit of $1,103, 453 as of March 31, 2010.

Operating activities used $36,832 in cash for the three months ended March 31, 2010. Our net loss of $131,719 combined with an increase in accounts receivable of $93,947 and decrease in prepaid expenses and other current assets of $14,804 was the primary component of our negative operating cash flow, offset mainly by stock based compensation of $43,669, interest expense paid with common stock of $25,000, and an increase in accounts payable and accrued liabilities of $133,145. Cash flows used by investing activities during the three months ended March 31, 2010 was $58,612 as a result of the purchase of fixed and intangible assets.  Cash flows provided by financing activities during the three months ended March 31, 2010 amounted to $73,634 and consisted primarily of $72,000 in related party loans and $1,634 as proceeds from the issuance of convertible notes payable.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $18,808,129 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these

Off Balance Sheet Arrangements

As of March 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we issued 115,500 shares of our common stock for services rendered.

During the three months ended March 31, 2010, we issued 550,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $69,000 into equity.

During the three months ended March 31, 2010, we issued 275,000 warrants as part of the issuance of common stock for the payment of short term loans. These warrants had exercise prices of $0.10 and $0.12, and were all exercisable upon grant.

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

Item 4.     Removed and Reserved
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

Skinvisible, Inc.

Date:	May 7, 2010

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer and Director