Form 10-Q
period 2010-06-30
SKINVISIBLE INC
filed 2010-08-16
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 95,734,509 common shares as of July 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009 (unaudited);

F-3	Consolidated Statement of Stockholders' Deficit for the six months ended June 30, 2010 (unaudited);

F-4	Consolidated Statements of Cash Flow for the six months ended June 30, 2010 and 2009 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$23,692	$25,868
Accounts receivable	250,395	468
Inventory	15,011	17,629
Due from related party	1,145	4,206
Prepaid expense and other current assets	10,598	4,212
Total current assets	300,841	52,383

Fixed assets, net of accumulated depreciation of $328,700 and $326,202, respectively	7,018	9,516
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $87,988 and $71,922, respectively	203,796	132,508
License and distributor rights	50,000	50,000

Total assets	$561,655	$244,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$934,379	$741,716
Accrued interest payable	45,135	17,099
Loans from related party	219,112	214,112
Convertible notes payable, net of unamortized debt discount of $-0- and $3,750, respectively	144,635	71,250
Unearned revenue	285,315	49,792
Total current liabilities	1,628,576	1,093,969

Total liabilities	1,628,576	1,093,969

Commitments and contingencies	--	--

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 95,734,509 and 94,943,509 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	95,736	94,945
Additional paid-in capital	17,869,776	17,740,914
Accumulated deficit	(19,032,433)	(18,685,421)
Total stockholders' deficit	(1,066,921)	(849,562)

Total liabilities and stockholders' deficit	$561,655	$244,407

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenues	$28,984	$69,023	$187,214	$146,976

Cost of revenues	12,662	14,139	16,859	15,560

Gross profit	16,322	54,884	170,355	131,416

Operating expenses
Depreciation and amortization	15,529	4,003	22,315	8,007
Selling general and administrative	$199,104	450,881	398,717	827,132
Total operating expenses	214,633	454,884	421,031	835,139

Income (loss) from operations	(198,311)	(400,000)	(250,676)	(703,723)

Other income (expense)
Interest income	--	--	--	17
Other income	--	5,570	--	5,570
Interest expense	(25,993)	(119,133)	(96,336)	(181,487)
Total other income (expense)	(25,993)	(113,563)	(96,336)	(175,899)

Provision for income taxes	--	--	--	--

Net income (loss)	$(224,304)	$(513,563)	$(347,012)	$(879,621)

Basic loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	95,723,157	89,289,899	89,487,069	86,846,882

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, Decemer 31, 2009	94,943,509	94,944	17,740,914	(18,685,421)	(849,562)

Issaunce of stock for services	241,000	242	24,649		24,891

Issuance of stock for conversion of debts	550,000	550	68,450		69,000

Issuance of stock options/warrants for services			35,763		35,762

Net loss				(347,012)	(347,012)

Balance, June 30, 2010	95,734,509	95,736	17,869,776	(19,032,433)	(1,066,921)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities:
Net loss	$(347,012)	$(879,621)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,315	8,008
Loss on disposal of assets	--	1,682
Stock based compensation	60,653	354,881
Interest expense paid with common stock	69,000	292,657
Changes in operating assets and liabilities:
(Increase) decrease in inventory	2,618	(5,268)
(Increase) decrease in accounts receivable	(249,927)	7,428
Decrease in prepaid expenses and other current assets	(6,386)	(9,398)
(Increase) decrease in related party receivable	3,061	(10,315)
Decrease in prepaid royalty fees	--	120,000
Increase in accounts payable and accrued liabilities	192,663	91,093
Increase (decrease) in accrued interest	28,036	(1,648)
(Decrease) in unearned revenue	235,523	(50,000)
Net cash provided by (used) in operating activities	10,544	(80,501)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(91,105)	--
Net cash used in investing activities	(91,105)	--

Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	73,000	864
Proceeds from convertible notes payable	5,385	59,051
Proceeds from issuance of stock	--	15,000
Net cash provided by financing activities	78,385	74,915

Net change in cash	(2,176)	(5,586)

Cash, beginning of period	25,868	6,062

Cash, end of period	$23,692	$476

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $19,032,433 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of June 30, 2010, the Company had not recorded  a reserve for doubtful accounts.

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

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended May 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

2.    FIXED ASSETS

Fixed assets consist of the following as of June 30, 2010:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	38,105
Leasehold improvements	12,569
Lab equipment	115,946
335,718
Less: accumulated depreciation	328,700
Fixed assets, net of accumulated depreciation	$7,018

Depreciation expense for the six months ended June 30, 2010 and 2009 was $2,499 and $2,238, respectively.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2010, patents and trademarks total $203,796, net of  $87,988 of accumulated amortization. Amortization expense for the six months ended June 30, 2010 and 2009 were $19,816and $8,008, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2010.

4. UNEARNED REVENUE

Unearned revenue totaling $285,315 as of June 30, 2010 relates to a marketing and distribution rights agreement entered into during 2009 and 2010 for which monies were received and not considered earned. See note 8.

5.    STOCK OPTIONS AND WARRANTS

Stock options employees and directors – The Company did not issue any options to employees or directors during the six months ended June 30, 2010.

Stock options non-employees –During the six months ended June 30, 2010, the Company did not issue any options.

The following is a summary of option activity during six months ended June 30, 2010:

Balance, December 31, 2009	9,020,000	0.05

Options granted and assumed	-
Options expired	100,000	0.04
Options canceled	-
Options exercised	-

Balance, June 30, 2010	8,920,000	0.05

As of June 30, 2010, all 8,920,000 stock options are exercisable.

Stock warrants -

During the six months ended June 30, 2010, the Company issued 275,000 warrants as part of the issuance of common stock for the payment of short term loans to the Company. These warrants had exercise prices of $0.10 and $0.12, and were all exercisable upon grant.  The warrants were valued  at $35,763 using the Black-Scholes option  pricing model based upon the following assumptions: term of 3 years,  risk free interest rate of 1.33% , a dividend yield of 0% and a volatility rate of 171%

The following is a summary of warrants activity during six months ended June 30, 2010:

Balance, December 31, 2009	8,286,847	0.10

Warrants granted and assumed	275,000	0.12
Warrants expired	1,500,000	0.15
Warrants canceled	-
Warrants exercised	-

Balance, June 30, 2010	7,031,847	0.09

All warrants outstanding as of June 30, 2010 are exercisable.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $214,112.

As of June 30, 2010, the Company had  unsecured loans payable due to employees with an interest rate of 10% per annum, due on demand totaling $219,112. As of June 30, 2010, $68,000 of  liabilities previously classified as related party liabilities were reclassified as convertible notes payable as it came to the Company’s knowledge that these amounts were no longer due to related parties.

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

8.    COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of June 30, 2010 are as follows:

2010	$34,591
2011	57,606
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $33,013 for the six months ended June 30, 2010.

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

9.    DEFINITIVE AGREEMENTS

In June 2010, the Company entered into two license agreements with RHEI Pharmaceuticals HK Ltd. The first agreement is for the exclusive manufacturing, marketing and distribution rights to three topical healthcare products for Europe, China and the US. Terms of the agreement are for a license fee of $750,000 split as to $250,000 for the rights for Europe and China which the Company has received and $500,000 for the US. The US rights are payable on product launch which must be no later than June 30, 2011.  The second agreement is for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe and China. Terms of this agreement are for a license fee of $750,000 with $500,000 for the rights for Europe and $250,000 for the rights for China. The license fees are payable on product launch in each country however no later than June 30, 2011. The license fee of $250,000 in the first agreement is to be recognized over a period of 5 years, leaving the unrecognized balance classified as unearned revenue. As of June 30, 2010, $12,500 has been recognized as revenue leaving a balance of $237,500 as unearned.

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

Recent Developments

During the current reporting period, we entered into an exclusive license agreement with RHEI Pharmaceuticals HK, Ltd. (“RHEI”), a Hong Kong-based pharmaceutical company and a subsidiary of the Luxembourg-based Leeward Ventures SICAR SCA.  Under the agreement, we granted to RHEI the exclusive rights to three of our formulations developed using the Invisicare polymer delivery system. The agreement specifies exclusivity for products in the institutional / healthcare market and includes an adult incontinence cream, skin barrier cream and super moisturizer. The agreement specifies upfront license fees for the territories of Europe and China and milestone payments based on approvals and launch dates for the United States. In addition, we will receive royalties on sales of the products. RHEI will be responsible for regulatory filings, manufacturing and commercialization of the products.

RHEI will leverage its affiliate BeoCare Group, a leading medical consumables manufacturer with facilities in the United States, Europe and China, to provide access to the institutional / healthcare markets through its established network of multi-national clients. Additionally, RHEI will also sell to its affiliate, Senior Assist NV, one of the largest assisted living providers in Belgium, with a chain of thirty-three seniors' homes.

We have also entered into an exclusive licensing agreement with RHEI for the commercial/institutional rights for DermSafe(R) Hand Sanitizer for Europe and China. This agreement includes licensing fees payable in milestones based on regulatory approval in Europe and China, anticipated to occur within twelve months or less. RHEI will pay us a royalty on product sales and be responsible for seeking regulatory approval, manufacturing, and commercialization. We retain rights to DermSafe for the retail/consumer markets within Europe and China. This agreement also provides us with all data generated by RHEI to pursue regulatory approvals within the U.S. and internationally.

These two new agreements with RHEI will pay us $1.5 million in licensing fees if all milestones are met and no later than June 30, 2011. In addition we will receive royalties on their product sales plus revenue from the Invisicare polymer required to make the products. To date the company has received $250,000 for the rights for the 3 products for China and Europe.  The $250,000 the company has received to date is to be recognized over a period of 5 years, leaving the unrecognized balance classified as unearned revenue. As of June 30, 2010, $12,500 has been recognized as revenue leaving a balance of $237,500 as unearned but set to be recognized in the future.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenues

Our total revenue reported for the three months ended June 30, 2010 was $28,984, a decrease from $69,023 for the same period ended June 30, 2009.  Our total revenue reported for the six months ended June 30, 2010 was $187,214, an increase from $146,976 for the same period ended June 30, 2009.  The decrease in revenues for the three months ended June 30, 2010 is the result of recognizing the $250,000 the company received to date from our new license agreements with RHEI over a period of 5 years, with only $12,500 recognized as revenue as of June 30, 2010 and leaving the unrecognized balance of $237,500 classified as unearned revenue but set to be recognized in the future. The increase in revenues for the six months ended June 30, 2010 from the prior period is attributable to our new license agreements with RHEI and increased income on polymers sales plus royalty income.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2010 decreased to $12,662 from the same period ended June 30, 2009, when cost of revenues was $14,139. Our cost of revenues for the six months ended June 30, 2010 increased to $16,856 from the same period ended June 30, 2009, when cost of revenues was $15,560. The change in our cost of revenues for the three and six months ended June 30, 2010 from the prior periods is minimal and attributable to sales of polymers.

Gross Profit

Gross profit for the three months ended June 30, 2010 was $16,322 a decrease from the gross profit of $54,884 for three months ended June 30, 2009. Gross profit for the six months ended June 30, 2010 was $170,355. Gross profit for six months ended June 30, 2009 was $131,416.  The decrease in gross profits for the three months ended June 30, 2010 is the result of recognizing the $250,000 the company received to date from our new license agreements with RHEI over a period of 5 years, with only $12,500 recognized as revenue as of June 30, 2010 and leaving the unrecognized balance of $237,500 classified as unearned revenue but set to be recognized in the future. The increase in revenues for the six months ended June 30, 2010 from the prior period is attributable to our new license agreements with RHEI plus royalty income that do not have associated cost of revenues.

Operating Expenses

Operating expenses decreased to $214,633 for the three months ended June 30, 2010 from $454,884 for the same period ended June 30, 2009. Our operating expenses for the three months ended June 30, 2010 consisted of depreciation and amortization expenses of $15,529 and selling, general and administrative expenses of $199,104. Our operating expenses for the three months ended June 30, 2009 consisted of depreciation and amortization expenses of $4,003, and selling, general and administrative expenses of $450,881. Operating expenses during the three months ended June 30, 2010 were significantly lower as compared to the three months ended June 30, 2009 primarily due to the cost of additional interest expense recorded as part of using the Black Scholes method of valuing warrants issued as part of loan conversion agreements during 2009 (See Note 5).

Operating expenses decreased to $421,031 for the six months ended June 30, 2010 from $835,139 for the same period ended June 30, 2009. Our operating expenses for the six months ended June 30, 2010 consisted of depreciation and amortization expenses of $22,315 and selling, general and administrative expenses of $398,717. Our operating expenses for the six months ended June 30, 2009 consisted of depreciation and amortization expenses of $8,007, and selling, general and administrative expenses of $827,132.  Operating expenses during the six months ended June 30, 2010 were significantly lower as compared to the six months ended June 30, 2009 primarily due to the cost of additional interest expense recorded as part of using the Black Scholes method of valuing warrants issued as part of loan conversion agreements during 2009 (See Note 5).

Other Expenses

We paid less in interest expenses for the three months ended June 30, 2010 than in the prior period ended 2009, resulting in total other expenses of $25,993 as compared with $113,563 for the prior period.

We paid less in interest expenses for the six months ended June 30, 2010 than in the prior period ended 2009, resulting in total other expenses of $96,336 as compared with $175,899 for the prior period.

Net Income (Loss)

We recorded net loss of $224,304 for the three months ended June 30, 2010, as compared with a net loss of $513,563 for the three months ended June 30, 2009.  We recorded a net loss for the six months ended June 30, 2010 of $347,012 compared to net loss of $879,621 for the same period ended June 30, 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $300,841 and total assets in the amount of $561,655. Our total current liabilities as of June 30, 2010 were $1,628,576.  We had a working capital deficit of $1,327,735 as of June 30, 2010.

Operating activities provided $10,544 in cash for the six months ended June 30, 2010. An increase in accounts payable and accrued liabilities of $192,663, stock based compensation of $60,653, interest expenses paid with common stock of $69,000, an increase in accrued interest of $28,036 and depreciation and amortization of $22,315 are the primary components of our positive operating cash flow, offset mainly by our net loss of $347,012, and a increase in accounts receivable of $249,927.

Cash flows used by investing activities during the six months ended June 30, 2010 was $91,105 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the six months ended June 30, 2010 amounted to $78,385 and consisted primarily of $73,000 in related party loans and $5,385 as proceeds from the issuance of convertible notes payable.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $19,032,433 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these

Off Balance Sheet Arrangements

As of June 30, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2010.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Jost Steinbrhchel and Monique Steinbruchel v. Skinvisible, Case No. 09A588041 in the District Court, Clark County Nevada.

Plaintiffs allege that we have not reimbursed Jost Steinbruchel for his expenses when he was a member of our board of directors and that Monica Steinbruchel loaned us $20,000 that has not been repaid.  We are disputing these allegations through arbitration.

While Jost & Skinvisible have agreed to settle by email our attorney Neil Beller needs to fashion a settlement agreement that both the Steinbruchels will need to sign. This has not as yet been done.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2010, we issued 125,500 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $13,400 into equity.

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

Skinvisible, Inc.

Date:	August 16, 2010

By: /s/ Terrry Howlett Terry Howlett Title: Chief Executive Officer and Director