Form 10-Q
period 2010-09-30
SKINVISIBLE INC
filed 2010-11-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 96,193,259 common shares as of October 1, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009 (audited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009 (unaudited);

F-3	Consolidated Statement of Stockholders' Deficit for the nine months ended September 30, 2010 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2010 and 2009 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2010 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
Current assets
Cash	$10,036	$25,868
Accounts receivable	3,359	468
Inventory	16,596	17,629
Due from related party	1,145	4,206
Prepaid expense and other current assets	14,142	4,212
Total current assets	45,278	52,383

Fixed assets, net of accumulated depreciation of $327,935 and $326,202, respectively	7,783	9,516
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $96,064 and $71,922, respectively	204,265	132,508
License and distributor rights	50,000	50,000

Total assets	$307,326	$244,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$901,531	$741,716
Accrued interest payable	60,741	17,099
Loans from related party	219,112	214,112
Convertible notes payable, net of unamortized debt discount of $4,200 and $3,750, respectively	121,302	71,250
Unearned revenue	270,315	49,792
Total current liabilities	1,573,001	1,093,969

Total liabilities	1,573,001	1,093,969

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 96,193,259 and 94,943,509 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	96,194	94,945
Additional paid-in capital	17,908,819	17,740,914
Accumulated deficit	(19,270,688)	(18,685,421)
Total stockholders' deficit	(1,265,675)	(849,562)

Total liabilities and stockholders' deficit	$307,326	$244,407

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenues	$23,961	$43,086	$211,175	$190,063

Cost of revenues	2,188	838	19,046	16,397

Gross profit	21,773	42,249	192,129	173,666

Operating expenses
Depreciation and amortization	7,311	8,206	29,625	16,214
Selling general and administrative	$225,711	328,427	624,428	1,155,558
Total operating expenses	233,022	336,633	654,053	1,171,772

Income (loss) from operations	(211,249)	(294,384)	(461,925)	(998,106)

Other income (expense)
Interest income	--	--	--	17
Other income	--	--	--	5,570
Interest expense	(27,006)	(22,640)	(123,342)	(204,127)
Total other income (expense)	(27,006)	(22,640)	(123,342)	(198,539)

Provision for income taxes	--	--	--	--

Net income (loss)	$(238,255)	$(317,024)	$(585,267)	$(1,196,645)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	96,006,954	89,991,281	89,723,482	88,828,552

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, Decemer 31, 2009	94,943,509	94,944	17,740,914	(18,685,421)	(849,563)

Issaunce of stock for services	699,750	700	53,803		54,503

Issuance of stock for conversion of debts	550,000	550	78,339		78,889

Issuance of stock options/warrants for services			35,763		35,763

Net loss				(585,267)	(585,267)

Balance, September 30, 2010	96,193,259	96,194	17,908,819	(19,270,688)	(1,265,675)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities:
Net loss	$(585,267)	$(1,196,645)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	21,549	16,214
Loss on disposal of assets	--	1,682
Stock based compensation	90,266	446,481
Interest expense paid with common stock	69,000	334,195
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,034	(5,268)
(Increase) decrease in accounts receivable	(2,891)	1,248
Decrease in prepaid expenses and other current assets	(9,930)	(25,433)
(Increase) decrease in related party receivable	3,060	(11,039)
Decrease in prepaid royalty fees	--	180,000
Increase in accounts payable and accrued liabilities	159,814	311,294
Increase (decrease) in accrued interest	43,642	(1,648)
(Decrease) in unearned revenue	220,523	(50,000)
Net cash provided by (used) in operating activities	10,801	1,081

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(91,573)	(105,631)
Net cash used in investing activities	(91,573)	(105,631)

Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	4,999	1,364
Proceeds from convertible notes payable	59,941	99,424
Net cash provided by financing activities	64,940	100,788

Net change in cash	(15,832)	(3,762)

Cash, beginning of period	25,868	6,062

Cash, end of period	$10,036	$2,300

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $19,275,147 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of September 30, 2010, the Company had not recorded  a reserve for doubtful accounts.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    FIXED ASSETS

Fixed assets consist of the following as of September 30, 2010:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	38,105
Leasehold improvements	12,569
Lab equipment	115,946
335,718

Less: accumulated depreciation	327,935
Fixed assets, net of accumulated depreciation	$7, 783

Depreciation expense for the nine months ended September 30, 2010 and 2009 was $1,734 and $3,243, respectively.

3.     INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2010, patents and trademarks total $204,265, net of  $96,064 of accumulated amortization. Amortization expense for the nine months ended September 30, 2010 and 2009 were $27,891 and $8,655, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2010.

4.     UNEARNED REVENUE

Unearned revenue totaling $270,315 as of September 30, 2010 relates to a marketing and distribution rights agreement entered into during 2009 and 2010 for which monies were received and not considered earned. See note 8.

5.    STOCK OPTIONS AND WARRANTS

Stock options employees and directors – The Company did not issue any options to employees or directors during the nine months ended September 30, 2010.

Stock options non-employees –During the nine months ended September 30, 2010, the Company did not issue any options.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following is a summary of option activity during nine months ended September 30, 2010:

Balance, December 31, 2009	9,020,000	0.05

Options granted and assumed	-
Options expired	100,000	0.04
Options canceled	-
Options exercised	-

Balance, September 30, 2010	8,920,000	0.05

As of September 30, 2010, all 8,920,000 stock options are exercisable.

Stock warrants -

During the nine months ended September 30, 2010, the Company issued 275,000 warrants as part of the issuance of common stock for the payment of short term loans to the Company. These warrants had exercise prices of $0.10 and $0.12, and were all exercisable upon grant.  The warrants were valued  at $35,763 using the Black-Scholes option  pricing model based upon the following assumptions: term of 3 years,  risk free interest rate of 1.33% , a dividend yield of 0% and a volatility rate of 171%

The following is a summary of warrants activity during nine months ended September 30, 2010:

Balance, December 31, 2009	8,286,847	0.10

Warrants granted and assumed	275,000	0.12
Warrants expired	1,000,000	0.12
Warrants expired	1,500,000	0.15
Warrants canceled	-
Warrants exercised	-

Balance, September 30, 2010	5,511,847	0.09

All warrants outstanding as of September 30, 2010 are exercisable.

6.    RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $214,112.

As of September 30, 2010, the Company had  unsecured loans payable due to employees with an interest rate of 10% per annum, due on demand totaling $219,112. As of September 30, 2010, $68,000 of  liabilities previously classified as related party liabilities were reclassified as convertible notes payable as it came to the Company’s knowledge that these amounts were no longer due to related parties.

7.      CONVERTIBLE NOTES PAYABLE

During 2009, the Company issued an aggregate of $382,500 consisting of promissory convertible notes to eight individuals. One of the notes was due by January 12, 2010, accruing interest at 10% per annum.  At the investor’s option until the repayment date, the note could be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.15 per share for two years after the conversion date.   As of December 31, 2009, all but one of the notes, with a total face value of $307,500, were converted into 7,613,692 shares. The remaining note, with a face value of $75,000, had a beneficial conversion feature totaling $22,500.  The beneficial conversion feature has been accreted and charged to interest expense in the amount of $22,500 and $18,750 as of December 31, 2009 and September 30, 2010, respectively.  The beneficial conversion feature is valued under the intrinsic value method.

During the nine months ended September 30, 2010, the Company issued an additional $23,000 of convertible debt to one individual. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.08 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.12 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the note to be $5,750. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $1,550 as of September 30, 2010.  The beneficial conversion feature is valued under the intrinsic value method.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also during the nine months ended September 30, 2010, the Company issued an additional $45,000 of discounted debt to two individuals. Under the provisions of the agreements, the principal and interest of the debt is to be paid in full in addition to the issuance of warrants. The holders will be issued an aggregate total of 400,000 warrants each giving them the right to purchase one half share for every warrant at an exercise price of $0.09 per share. The Company has determined that the value of these warrants total $4,139. As of September 30, 2010, the debt discount from the warrants has been fully accreted and charged to interest expense in the amount of $4,139. The value of the warrants is calculated using the Black-Scholes option  pricing model based upon the following assumptions: term of 3 months,  risk free interest rate of 0.11% , a dividend yield of 0% and a volatility rate of 173%.

8.     COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of September 30, 2010 are as follows:

2010	$14,402
2011	57,606
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $38,404 for the nine months ended September 30, 2010.

Lawsuit – The Company was a defendant in a lawsuit brought by a former member of the Board of Directors.  The Company settled the lawsuit for $11,298.

9.    DEFINITIVE AGREEMENTS

In June 2010, the Company entered into two license agreements with RHEI Pharmaceuticals HK Ltd. The first agreement is for the exclusive manufacturing, marketing and distribution rights to three topical healthcare products for Europe, China and the US. Terms of the agreement are for a license fee of $750,000 split as to $250,000 for the rights for Europe and China which the Company has received and $500,000 for the US. The US rights are payable on product launch which must be no later than June 30, 2011.  The second agreement is for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe and China. Terms of this agreement are for a license fee of $750,000 with $500,000 for the rights for Europe and $250,000 for the rights for China. The license fees are payable on product launch in each country however no later than June 30, 2011. The license fee of $250,000 in the first agreement is to be recognized over a period of 5 years, leaving the unrecognized balance classified as unearned revenue. As of September 30, 2010, $25,000 has been recognized as revenue leaving a balance of $225,000 as unearned.

10.    SUBSEQUENT EVENTS

On October 12, 2010 the Company and Rhei amended the Definitive Agreements entered into on June 30, 2010.  whereby Skinvisible granted Rhei, subject to conditions, rights for DermSafe® for Europe and China (“DermSafe Agreement”) and for Three Products for Europe, China and the USA (“Three Products Agreement”), (collectively the “License Agreements”). The amended agreement grants Rhei the exclusive right to distribute DermSafe within Europe for Commercial use only subject to Rhei paying the License Fee of five hundred thousand US dollars (US$500,000).  Skinvisible agrees to apply the two hundred and fifty thousand US dollars (US $250,000) license fee paid by Rhei for the Three Products Agreement towards the DermSafe Agreement for Europe and Rhei paid a further fifty thousand US dollars (US $50,000) with the balance owing of two hundred thousand US dollars (US $200,000) due upon Rheo making its first sale within the territory but no later than March 21st, 2011.  The Three Products Agreement will become non-exclusive effective immediately for the term of the Three Products Agreement.  Should Rhei elect to pay the license fee prior to the expiration date of the Three Products Agreement, the license fee will be due immediately and the agreement will become exclusive for Rhei for that territory. While the Three Products Agreement remains non-exclusive, Skinvisible has the right to enter into an exclusive agreement with another party other than Rhei (“Third Party License”) for Europe, China or the USA.

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

Recent Developments

On June 30, 2010, we entered into an exclusive license agreement (“Agreement 1”) with RHEI Pharmaceuticals HK, Ltd. (“RHEI”), a Hong Kong-based pharmaceutical company and a subsidiary of the Luxembourg-based Leeward Ventures SICAR SCA.  Under the agreement, we granted to RHEI the exclusive rights to three of our formulations developed using the Invisicare polymer delivery system. The agreement specifies exclusivity for products in the institutional / healthcare market and includes an adult incontinence cream, skin barrier cream and super moisturizer. The agreement specifies upfront license fees for the territories of Europe and China and milestone payments based on approvals and launch dates for the United States. In addition, we will receive royalties on sales of the products. RHEI will be responsible for regulatory filings, manufacturing and commercialization of the products.

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

We have also entered into an exclusive licensing agreement (Agreement 2”) with RHEI on June 30, 2010 for the commercial/institutional rights for DermSafe® Hand Sanitizer for Europe and China. This agreement includes licensing fees payable in milestones based on regulatory approval in Europe and China, anticipated to occur within twelve months or less. RHEI will pay us a royalty on product sales and be responsible for seeking regulatory approval, manufacturing, and commercialization. We retain rights to DermSafe for the retail/consumer markets within Europe and China. This agreement also provides us with all data generated by RHEI to pursue regulatory approvals within the U.S. and internationally.

On October 12, 2010, we and RHEI amended the above agreements entered into on June 30, 2010. RHEI has chosen to focus on DermSafe® as their priority product after having established a straightforward path to European approval added to an increased interest for an alcohol-free hand sanitizer in that territory. The amended agreements grant RHEI the exclusive right to distribute DermSafe® within Europe for commercial use only subject to RHEI paying a license fee of five hundred thousand US dollars (US$500,000).  We agreed to apply the two hundred and fifty thousand US dollars (US $250,000) license fee already paid by RHEI for Agreement 1 towards Agreement 2 for Europe and RHEI paid a further fifty thousand US dollars (US $50,000) with the balance owing of two hundred thousand US dollars (US $200,000) due upon RHEI making its first sale within the territory but no later than March 21, 2011.

Agreement 1, which includes an adult incontinence cream, barrier cream and super moisturizer, remains in place and will now require the license fees to be paid upon launch. Agreement 1 will become non-exclusive effective immediately for the term of the agreement.  Should RHEI elect to pay the license fee prior to the expiration date of Agreement 1, the license fee will be due immediately and Agreement 1 will become exclusive for RHEI for that territory. While Agreement 1 remains non-exclusive, we have the right to enter into an exclusive agreement with another party other than RHEI for Europe, China or the US.

These two new agreements with RHEI will pay us $1.5 million in licensing fees if all milestones are met and no later than June 30, 2011. In addition we will receive royalties on their product sales plus revenue from the Invisicare polymer required to make the products. (fully explained above).

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenues

Our total revenue reported for the three months ended September 30, 2010 was $23,961, a decrease from $43,086 for the same period ended September 30, 2009.  Our total revenue reported for the nine months ended September 30, 2010 was $211,175, an increase from $190,063 for the same period ended September 30, 2009.  The decrease in revenues for the three months ended September 30, 2010 from the prior periods is attributable to decreased sales of polymers to our licensees and lower royalty income. The increase in revenues for the nine months ended September 30, 2010 from the prior periods is attributable to increased sales of polymers to our licensees and higher royalty income.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2010 increased to $2,188 from the same period ended September 30, 2009, when cost of revenues was $838. Our cost of revenues for the nine months ended September 30, 2010 increased to $19,046 from the same period ended September 30, 2009, when cost of revenues was $16,397. The change in our cost of revenues for the three and nine months ended September 30, 2010 from the prior periods is minimal and attributable to sales of polymers.

Gross Profit

Gross profit for the three months ended September 30, 2010 was $21,773, or approximately 90% of sales. Gross profit for three months ended September 30, 2009 was $42,249, or approximately 98% of sales. Gross profit for the nine months ended September 30, 2010 was $192,129, or approximately 90% of sales. Gross profit for nine months ended September 30, 2009 was $173,666, or approximately 91% of sales. Our gross profit margin was relatively the same for the nine months ended September 30, 2010 and 2009, but our gross profit margin decreased from 98% to 90% of sales as a result of inventory write off.

Operating Expenses

Operating expenses decreased to $233,022 for the three months ended September 30, 2010 from $336,633 for the same period ended September 30, 2009. Our operating expenses for the three months ended September 30, 2010 consisted of depreciation and amortization expenses of $7,311 and selling, general and administrative expenses of $225,711. Our operating expenses for the three months ended September 30, 2009 consisted of depreciation and amortization expenses of $8,206, and selling, general and administrative expenses of $328,427. Operating expenses during the three months ended September 30, 2010 were significantly lower as compared to the three months ended September 30, 2009 primarily due to reduced working schedule of employees (salaries) and lower overhead including reduced warehouse space.

Operating expenses decreased to $654,052 for the nine months ended September 30, 2010 from $1,171,772 for the same period ended September 30, 2009. Our operating expenses for the nine months ended September 30, 2010 consisted of depreciation and amortization expenses of $29,625 and selling, general and administrative expenses of $624,428. Our operating expenses for the nine months ended September 30, 2009 consisted of depreciation and amortization expenses of $16,214, and selling, general and administrative expenses of $1,155,558. Operating expenses during the nine months ended September 30, 2010 were significantly lower as compared to the nine months ended September 30, 2009 primarily due to reduced working schedule of employees (salaries) and lower overhead including reduced warehouse space.

Other Expenses

We paid more in interest expenses for the three months ended September 30, 2010 than in the prior period ended 2009, resulting in total other expenses of $27,006 as compared with $22,640 for the prior period.

We paid less in interest expenses for the nine months ended September 30, 2010 than in the prior period ended 2009, resulting in total other expenses of $123,342 as compared with $198,539 for the prior period.

Net Loss

We recorded a net loss of $238,255 for the three months ended September 30, 2010, as compared with a net loss of $317,024 for the three months ended September 30, 2009.  We recorded a net loss for the nine months ended September 30, 2010 of $123,342 compared to net loss of $198,539 for the same period ended September 30, 2009.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $45,278 and total assets in the amount of $307,326. Our total current liabilities as of September 30, 2010 were $1,573,001.  We had a working capital deficit of $1,527,723 as of September 30, 2010.

Operating activities provided $10,802 in cash for the nine months ended September 30, 2010. A decrease in unearned revenue of $220,523, an increase in accounts payable and accrued liabilities of $159,814, stock based compensation of $90,266, interest expenses paid with common stock of $69,000, an increase in accrued interest of $43,642 and depreciation and amortization of $21,549 are the primary components of our positive operating cash flow, offset mainly by our net loss of $585,266.

Cash flows used by investing activities during the nine months ended September 30, 2010 was $91,573 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the nine months ended September 30, 2010 amounted to $64,940 and consisted primarily of $4,999 in related party loans and $59,941 as proceeds from the issuance of convertible notes payable.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $19,275,147 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of September 30, 2010, the Company had not recorded  a reserve for doubtful accounts.

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

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2010.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Jost Steinbrhchel and Monique Steinbruchel v. Skinvisible, Case No. 09A588041 in the District Court, Clark County Nevada.

Plaintiffs alleged that we have not reimbursed Jost Steinbruchel for his expenses when he was a member of our board of directors and that Monica Steinbruchel loaned us $20,000 that has not been repaid.  The matter was submitted to arbitration.  During the quarter ended September 30, 2010, an arbitration decision was reached and we issued 250,000 shares of our common stock to our prior director, Jost Steinbruchel and Monique Steinbruchel, to retire debt in the amount of $11,298.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During quarter ended September 30, 2010, we cancelled debt conversion agreements with Terry Howlett, Doreen McMorran, and James Roszell, employees of our company.  These cancelled debt conversion agreements provided as follows:

Name	Amount of Convertible Debt	Conversion Price Per Share	Warrants Features	Total Number of Shares that may be Acquired by Warrants	Strike Price for Warrants
Terry Howlett	$76,533 as of December 31, 2009	$0.06	Three year warrant to purchase one share for every two shares acquired by conversion	637,775	$0.10
Doreen McMorran	$67,400 as of December 31, 2009	$0.06	Three year warrant to purchase one share for every two shares acquired by conversion	561,667	$0.10
James Roszell	$18,000 as of December 31, 2009	$0.06	Three year warrant to purchase one share for every two shares acquired by conversion	150,000	$0.10

Also during the quarter ended September 30, 2010, we entered into new debt conversion agreements with Terry Howlett, Doreen McMorran and James Roszell. The terms of these new debt conversion agreements are provided in the below table:

Name	Amount of Convertible Debt	Conversion Price Per Share	Warrants Features	Total Number of Shares that may be Acquired by Warrants	Strike Price for Warrants
Terry Howlett	$190,000 as of June 30, 2010	$0.05	Three year warrant to purchase one share for every two shares acquired by conversion	1,900,000	$0.08
Doreen McMorran	$167,000 as of June 30, 2010	$0.05	Three year warrant to purchase one share for every two shares acquired by conversion	1,670,000	$0.08
James Roszell	$60,000 as of June 30, 2010	$0.05	Three year warrant to purchase one share for every two shares acquired by conversion	600,000	$0.08

During the quarter ended September 30, 2010, we issued 208,750 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $16,600 into equity.

During the quarter ended September 30, 2010, we issued 250,000 shares of our common stock to our prior director, Jost Steinbruchel and Monique Steinbruchel, in connection with an arbitration decision reached on August 12, 2010 to retire debt in the amount of $11,298.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Removed and Reserved

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Debt Conversion Agreement with Terry Howlett
10.2	Debt Conversion Agreement with Doreen McMorran
10.3	Debt Conversion Agreement with James Roszell
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

Date:	November 12, 2010

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer and Director