Form 10-K
period 2011-02-28
SKINVISIBLE INC
filed 2011-04-15
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,949,439

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  101,051,759 as of March 24, 2011.

 PART I

Item 1.   Business

Company Overview

We develop innovative polymer delivery vehicles and related compositions that hold active ingredients on the skin for extended periods of time when applied topically. We designed a process for combining water soluble and insoluble polymers that is specifically formulated to carry water insoluble and certain cationic active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. This enables active agents the ability to perform their intended functions for an extended period of time. Our polymer delivery vehicles, trademarked Invisicare®, allow normal skin respiration and perspiration. The polymer compositions we develop wear off as part of the natural exfoliation process of the skin's outer layer cells.

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

Products that successfully incorporate Invisicare to date include antimicrobial hand sanitizer lotions, suncare products, skincare moisturizers, sunless tanning products as well as various dermatology and medical products for various skin disorders and other disorders that require a topically delivered product.  On an ongoing basis, we are seeking to develop polymer formulations that can successfully be incorporated into other products.

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

ACNE:
•	Adapalene Cream & Gel (.1%, .3%)*
•	Clindamycin Hydrochloride Cream (1%)*
•	Retinoic Acid Cream & Gel (0.1%)*
•	Salicylic Acid Cream (2%)
•	Benzoyl Peroxide Cream (2.5% TBD)

-	Delivered with a sustained release which also allows for more or less active to be released over a longer period of time;
-	Reduced skin irritation from most actives;
-	Superior adherence; stays on the skin and does not rub off.

ACTINIC KERATOSIS:
•	Imiquimod Lotion (2%, 3%)*

-	Delivered with a controlled release which also allows for more or less active to be released (8% to 80%) than the branded product (10%) and over a longer period of time;
-	Binds to the skin resisting rub off.

ANTI-INFLAMMATORIES / ANALGESICS / ANTIPRURITICS:
•	Hydrocortisone Cream (.5%, 1%)
•	Triamcinolone / Acetonide (1%)*
•	Clobetasole Proprionate (0.05%)*
•	Betamethasone (1%)*
•	Pramoxine Cream (1%)
•	Pramoxine (1.1%) and Hydrocortisone (2.3%)
•	Menthol Spray / Roll-on / Cream (6%, 8%)
•	Ibuprofen Cream (5%, 10%)

-	Formulations enhanced with Invisicare have the advantage of sustained release and adherence thereby delivering long-lasting results;
-	ie/ Release of Pramoxine is 3 times the branded product with 20% greater adherence.

ANTI-FUNGALS:
•	Terbinafine Cream & Gel (1%)
•	Clotrimazole Cream (1%)
•	Naftifine Cream (1%)*

-	Formulated with sustained release to deliver efficacious results – ie/ Terbinafine cream can release over 4 times branded product;
-	Superior adherence properties.

ANTIMICORBIAL HAND SANITIZERS / ANTISEPTICS:
•	Triclosan Lotion (1%) & Nonoxynol-9 /Tomadol 901
•	First Aid Antiseptic Triclosan (1%) & Allantoin (1%)
•	Benzalkonium Chloride Lotion (0.13%)
•	Chlorhexidine Gluconate Lotion (4%)
•	Chlorhexidine Gluconate (2%) Pre-Surgical Prep

-	Antimicrobials bind to the skin for 4 hours even with multiple hand washings;
-	Anti-bacterial and anti-viral testing successfully completed on several formulations;
-	Pre-op preparation delivers on-going protection even with irrigation;
No staining or odor with chlorhexidine formulations.

ATOPIC DERMATITIS / SUPER MOISTURIZERS:
•	Non-Steroidal Atopic Dermatitis Cream Hyaluronic Acid (1%)
•	Skin Protectant Lotion with Allantoin (1%)
•	Ectoin Anti-Aging (2%) / Super Moisturizer(1%)
•	Urea Moisturizer (25% & 30%*)

-	Skinvisible’s creams and lotions hold on the skin while resisting wash-off and rub-off;
-	Invisicare polymers provide enhanced skin barrier function while still allowing the skin to breathe normally;
-	Formulations have a smooth, silky feel with no residual oily feeling;
-	Non-Steroidal Atopic Dermatitis Cream could be marketed with only a 510K in the United States and as a medical device in Canada. Some preliminary toxicity data is available.

UVA / UVB SUNSCREENS:
•	Avobenzone (Parsol 1789) - SPF 15 / 30 / 50 Lotion
•	Tinosorb S – SPF 15 / 30 / 50 Lotion

-	Photo-stability studies showed a minimum of 8 hours for both Invisicare sunscreen formulations;
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

*prescription
License Agreements

Set forth below are our current licensees, along with their developed products that contain our Invisicare product or our own products with Invisicare in the territories provided:

Licensee	Product	Licensed Territories	Status of Current Territories Marketed
JD Nelson & Associates	Safe4Hours®, an antimicrobial hand sanitizer	US, Canada and Mexico	US and Canada
JD Nelson & Associates	first aid antiseptic skin protectant	US, Canada and Mexico	US
Panalab Internacional S.A.	acne prescription formulations with the active ingredient adapalene	Latin America	Completing regulatory approvals; expected to market Q3, 2011.
Embil Pharmaceuticals	prescription acne products (Clindamycin HCL and Retinoic Acid formulations)	Turkey parts of Asia (Indonesia, Malaysia, and the Philippines) and Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan	Seeking regulatory approval; expected to market in Q4 of 2011
RHEI Pharmaceuticals NV	first option to license the exclusive rights for Skinvisible’s dermatology products	China, Hong Kong and Taiwan	Seeking regulatory approval
RHEI Pharmaceuticals NV	DermSafe (RHEI has trademarked the product HandSafe™).	Commercial rights to Europe with option to China	Obtained approved in Belgium, EU marketing to begin
Mayquest Pharmaceuticals PTE. Ltd.	DermSafe	Singapore, Indonesia, the Philippines, Thailand and Malaysia	Received regulatory approval in Singapore to import and retail; seeking further approvals to sell commercially in Singapore and the balance of their territory
Alto Pharmaceuticals	DermSafe	Canada	Health Canada approval obtained for Commercial Use. Manufacturing has begun. Launch in Q2 of 2011.
Womens Choice Pharmacetuicals	ProCort®	United States	Launch in July 2011.

Recent Developments

Womens Choice Pharmaceuticals:  In April 2010, we announced that we entered into a development agreement with Womens Choice Pharmaceuticals LLC, a specialty pharmaceutical company based in Arizona.  Under this agreement we successfully developed a hemorrhoid cream using our technology Invisicare®. In December 2010, we further announced that the agreement progressed into a licensing agreement.  Along with receiving a development fee, we will now receive a license fee in milestone payments along with on-going royalties.

RHEI Pharmaceuticals HK, Ltd.: On June 30, 2010, we entered into an exclusive license agreement (“Agreement 1”) with RHEI Pharmaceuticals HK, Ltd. (“RHEI”), a Hong Kong-based pharmaceutical company and a subsidiary of the Luxembourg-based Leeward Ventures SICAR SCA.  Under the agreement, we granted to RHEI the exclusive rights to three of our formulations developed using the Invisicare polymer delivery system. The agreement specifies exclusivity for products in the institutional / healthcare market and includes an adult incontinence cream, skin barrier cream and super moisturizer. The agreement specifies upfront license fees for the territories of Europe and China and milestone payments based on approvals and launch dates for the United States. In addition, we will receive royalties on sales of the products. RHEI will be responsible for regulatory filings, manufacturing and commercialization of the products.

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

On October 12, 2010, we and RHEI amended the above agreements entered into on June 30, 2010. RHEI has chosen to focus on DermSafe® (RHEI has trademarked the product HandSafe™) as their priority product after having established a straightforward path to European approval added to an increased interest for an alcohol-free hand sanitizer in that territory. The amended agreements grant RHEI the exclusive right to distribute HandSafe™ within Europe for commercial use only subject to RHEI paying a license fee of five hundred thousand US dollars (US$500,000).  We agreed to apply the two hundred and fifty thousand US dollars (US $250,000) license fee already paid by RHEI for Agreement 1 towards Agreement 2 for Europe and RHEI paid a further fifty thousand US dollars (US $50,000) with the balance owing of two hundred thousand US dollars (US $200,000) due upon RHEI making its first sale within the territory but no later than March 2011.

RHEI has received regulatory approval in Belgium and now they will submit HandSafe™ for approval through Europe’s Mutual Recognition Procedure (MRP), which utilizes the marketing authorization granted in Belgium (the Reference Member State).

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

These two new agreements with RHEI will pay us $1.5 million in licensing fees if all milestones are met and no later than June 30, 2011. In addition we will receive royalties on their product sales plus revenue from the Invisicare polymer required to make the products. The below table shows the two agreements, the products licensed, the fees and amounts paid.

	Product	Territory	License Fee	Royalty	Amount Received	Amount Due
Agreement 1	Three Dermatology Products	Europe, China, USA	$250,000 $500,000	6%		$750,000

Agreement 2	HandSafe - Chlorhexidine hand sanitizer lotion	Europe	$500,000	6%	$300,000	$200,000 (Due March 2011)
	HandSafe - Chlorhexidine hand sanitizer lotion	China	$250,000	6%		$250,000

TOTAL			$1,500,000

Marketing Developments

JD Nelson and Associates LLC: In January 2010 our licensee, JD Nelson announced they had entered into a distribution agreement with Walgreens for their new product, Safe4Hours®First Aid Antiseptic Skin Protectant. This new product uses our patented Invisicare® technology and was launched in 7,000 Walgreens stores on January 15, 2010 and later into the Meijer Drug Store Chain. The product, available in a one ounce size, promotes healing of minor cuts, scrapes and burns as well as preventing the spread of bacteria including the super bug MRSA, a real health issue in hospitals, schools and for participants in sports. The product also protects and helps relieve chafed, chapped or cracked skin (dermatitis) as well as prevents and protects from the drying effects of wind and cold weather.

Patent Developments

We intend to continually generate new patents (intellectual property) on our Invisicare technology as well as on the dermatology and medical products we have formulated. Our patent protection continued to increase in 2010 with the issuance of three new patents.  In March, we received a comprehensive patent for our Invisicare® technology for South Korea.  Twenty claims were included in this patent which protects Invisicare in the areas of 'Topical Composition,' 'Topical Composition Precursor,' and 'Methods for Manufacturing and Using.' In July 2010, we were granted a comprehensive patent for Invisicare® for Hong Kong.  This was followed by a comprehensive patent being granted for Canada, which is the seventh comprehensive international patent that we have received for Invisicare® in addition to the four United States patents already granted.  The seven patents have been granted in Australia, China, Japan, India, South Korea, Hong Kong and Canada, with only Europe pending.  We believe a European patent is imminent.

Additionally, we have twenty-nine (29) patents pending internationally on various formulations and unique mechanisms in topical delivery.  All patents with Invisicare are owned by Skinvisible.

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

In the first quarter of 2011, we entered into a feasibility agreement with Novartis Pharma AG of Basel, Switzerland. Under the agreement, we will assess the technical feasibility of a topical formulation with an undisclosed compound utilizing our proprietary Invisicare polymer delivery system. This formulation, if successful, would improve Invisicare’s main benefits by providing controlled release of the proprietary active ingredient. The agreement includes the option for the two companies to enter into a future exclusive licensing agreement which would include a licensing fee and royalties based on sales. This project is ongoing.

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

We have also applied and received trademark approval for the corporate name & logo “Skinvisible”.

We are seeking to extend the protection of our trademarks in additional countries where we currently conduct business and those additional countries where we intend to conduct business.

In 2011, we received trademark protection for “DermSafe” both in the United States and Canada.

Employees

We currently have four employees, including our sole officer Terry Howlett. All our employees with the exception of our bookkeeper are full-time employees.

Research and Development Expenditures

We incurred research and development expenditures of $7,312 in the fiscal year ended December 31, 2010, and $21,780 in the fiscal year ended December 31, 2009.

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

Item 4.   (Removed and Reserved)

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA since 1999.  The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information.

Recently the majority of regualted broker-dealers have chosen to quote our company’s securities on the OTC Markets Group Inc (OTCMarkets.com) and not the OTCBB. The OTCMarkets operate the largest electronic marketplace for broker-dealers to trade unlisted stocks.

Our shares are designated on this system as trading on the OTCQB™ tier, where investors can easily identify companies that file current information with a U.S. regulator (the SEC). To make sure that the marketplace is well-informed, they currently provide FREE real-time quotes for our investors at www.otcmarkets.com.

Some financial websites have not updated their systems and are not displaying accurate quotes (or no quotes at all) and are mistakenly showing SEC reporting companies as Pink (sometimes showing .PK on the end of their tickers). This is being corrected.

Our shares are now quoted on the OTCMarkets.com under the symbol “SKVI”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.06	0.04
September 30, 2010	0.08	0.04
June 30, 2010	0.10	0.06
March 31, 2010	0.16	0.08

Fiscal Year Ending December 31, 2009
Quarter Ended	High $	Low $
December 31, 2009	0.15	0.07
September 30, 2009	0.24	0.05
June 30, 2009	0.11	0.03
March 31, 2009	0.09	0.03

On March 17, 2011, the last sales price per share of our common stock on the OTCQB was $0.10.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2010, we had 97,518,259 shares of our common stock issued and outstanding, held by 171 shareholders of record, other than those held in street name.

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

During the three months ended December 31, 2010, we issued 10,200 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances of $510 into equity.

During the three months ended December 31, 2010 we issued 50,000 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $3,000 into equity. In connection with the conversions, warrants were also granted to purchase 450,000 shares of our common stock at a strike price of $0.09 per share that expire on December 12, 2011, and warrants to purchase 312,500 shares of our common stock at a strike price of $0.07 per share that expire on December 12, 2012.

During the three months ended December 31, 2010, we issued employee and non-employee options to purchase 2,060,000 shares of our common stock at $0.06 per share under our 2006 Stock Option Plan to employees and consultants.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2010.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2010
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,830,000	$0.05	170,000
Equity compensation plans not approved by security holders	5,844,347	$0.09	-
Total	15,674,347		170,000

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

Results of Operations for the Years Ended December 31, 2010 and 2009

Revenues

Our total revenue reported for the year ended December 31, 2010 was $229,175, a decrease from $287,269 for the year ended December 31, 2009.  The decrease in revenues for the year ended December 31, 2010 from the prior year is primarily attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2010 decreased to $19,461 from the prior year when cost of revenues was $51,462. The decrease in our cost of revenues for the year ended December 31, 2010 from the prior year is attributable to fewer costs associated with product materials.

Gross Profit

Gross profit for the year ended December 31, 2010 was $209,714, or approximately 91% of sales. Gross profit for the year ended December 31, 2009 was $235,807, or approximately 82% of sales.

Operating Expenses

Operating expenses decreased to $895,184 for the year ended December 31, 2010 from $1,608,036 for the year ended December 31, 2009. Our operating expenses for the year ended December 31, 2010 consisted mainly of salaries and wages of $222,549, accrued salaries and wages of $219,509, rent of $61,816, royalties paid of $72,000, accounting and audit expenses of $43,320, depreciation and amortization expenses of $41,986, amortization expenses of $39,769, and consulting expenses of $36,822.  In comparison, our operating expenses for the year ended December 31, 2009 consisted mainly of salaries and wages of $307,566, accrued salaries and wages of $229,245, employee stock benefits of $260,392, depreciation and amortization expenses of $194,144, consulting expenses of $154,737, rent of $92,689, and royalties paid of $72,000.

Other Expenses

We paid less in interest expenses for the year ended December 31, 2010 than in the prior year ended 2009,which was the primary basis for total other expenses of $266,685 for the year ended December 31, 2010 as compared with $349,712 for the prior year.

Net Loss

Net loss for the year ended December 31, 2010 was $952,155 compared to net loss of $1,747,696 for the year ended December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $34,619 and total assets in the amount of $285,005. Our total current liabilities as of December 31, 2010 were $1,202,249.  We had a working capital deficit of $1,167,630 as of December 31, 2010.

Operating activities used $21,024 in cash for year ended December 31, 2010. Our net loss of $952,155 and an increase in accounts payable and accrued liabilities of $253,825 were the main components of our negative operating cash flow, offset mainly by interest expenses paid with common stock of $548,183, a decrease in unearned revenue of $253,023, stock issued for conversion of accounts payable of $185,070 and stock based compensation of $126,220.

Cash flows used by investing activities during the year ended December 31, 2010 was $100,348 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during year ended December 31, 2010 amounted to $97,985 and consisted primarily of $25,000 from the issuance of stock and $72,985 as proceeds from the issuance of convertible notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2010, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $19,637,576 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $19,758,458 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Revenue recognition
Product sales – Revenues from the sale of products are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of December 31, 2010, the Company had not recorded  a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

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

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition” (codified within ASC 605 – Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company’s financial position, results of operations or cash flows of the Company.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009;
F-3	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009;
F-4	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2010 and 2009;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009;
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Skinvisible, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2010 and 2009, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Sarna & Company
Certified Public Accountants
April 14, 2011
Thousand Oaks, California

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEET
(AUDITED)

ASSETS	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
Current assets
Cash	$2,481	$25,868
Accounts receivable	--	468
Inventory	16,595	17,629
Due from related party	1,145	4,206
Prepaid expense and other current assets	14,003	4,212
Total current assets	34,224	52,383

Fixed assets, net of accumulated depreciation of $328,369 and $326,202, respectively	7,349	9,516

Intangible and other assets
Patents and trademarks, net of accumulated amortization of $107,941 and $71,922, respectively	231,441	132,508
License and distributor rights	--	50,000

Total assets	$273,014	$244,407

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$638,717	$741,716
Accrued interest payable	5,150	17,099
Loans from related party	--	214,112
Convertible notes payable, net of unamortized debt discount of $3,477 and $3,750, respectively	108,965	71,250
Convertible notes payable related party, net of unamortized discount of $538,295	249,383	--
Unearned revenue	302,815	49,792
Total current liabilities	1,305,030	1,093,969

Total liabilities	1,305,030	1,093,969

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000 shares authorized 97,518,259 and 94,943,509 shares issued and outstanding at December 31, 2010 and 2009, respectively	97,520	94,945
Additional paid-in capital	18,628,922	17,740,914
Accumulated deficit	(19,758,458)	(18,685,421)
Total stockholders' deficit	(1,032,016)	(849,562)

Total liabilities and stockholders' deficit	$273,014	$244,407

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	For The Year Ended
	December 31, 2010	December 31, 2009
	(Audited)	(Audited)

Revenues	$229,175	$287,269

Cost of revenues	19,461	51,462

Gross profit	209,714	235,807

Operating expenses
Depreciation and amortization	41,936	25,755
Selling general and administrative	$968,019	$1,608,036
Total operating expenses	1,009,955	1,633,791

Loss from operations	(800,241)	(1,397,984)

Other income (expense)
Interest income	--	17
Other income	--	5,570
Interest expense	(272,796)	(355,300)
Total other income (expense)	(272,796)	(349,712)

Provision for income taxes	--	--

Net loss	$(1,073,037)	$(1,747,696)

Basic loss per common share	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	89,879,372	89,034,972

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(AUDITED)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2008	84,095,888	84,098	16,552,571	(16,937,725)	(301,056)

Issuance of stock for cash	575,000	575	25,425		26,000

Issaunce of stock for services	355,000	355	28,945		29,300

Issuance of stock for conversion of debts	7,673,692	7,673	269,647		277,320

Issuance of stock for accounts payable	2,243,929	2,244	284,372		286,616

Issuance of employee stock optrions	-		261,044		261,044

Issuance of stock options/warrants for services	-		296,410		296,410

Beneficial conversion feature of convertible debt	-		22,500		22,500

Net loss	-			(1,747,696)	(1,747,696)

Balance, December 31, 2009	94,943,509	94,945	17,740,914	(18,685,421)	(849,562)

Issuance of stock for cash	500,000	500	24,500	-	25,000

Issaunce of stock for services	416,750	417	31,866	-	32,283

Issuance of stock for conversion of debts	1,175,000	1,175	92,825	-	94,000

Issuance of stock for accounts payable	483,000	483	31,737	-	32,220

Issuance of employee stock optrions	-	-	91,460	-	91,460

Issuance of stock options for services	-	-	31,673	-	31,673

Issuance of warrants for services	-	-	35,763	-	35,763

Beneficial conversion feature of convertible debt	-	-	548,184	-	548,184

Net loss	-	-	-	(1,073,037)	(1,073,037)

Balance, December 31, 2010	97,518,259	97,520	18,628,922	(19,758,458)	(1,032,016)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the year ended
	December 31, 2010	December 31, 2009

Cash flows from operating activities:
Net loss	$(1,073,037)	$(1,747,696)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	41,936	25,755
Stock based compensation	126,220	625,686
Stock issued for conversion of accounts payable	191,180	--
Interest expense paid with common stock	548,183	234,524
Loss on disposal of assets	--	3,413
Changes in operating assets and liabilities:
(Increase) decrease in inventory	1,034	167
(Increase) decrease in accounts receivable	468	9,085
Decrease in prepaid expenses and other current assets	(9,791)	55,532
(Increase) decrease in related party receivable	3,060	(3,220)
Decrease in prepaid royalty fees	50,000	180,000
Increase in accounts payable and accrued liabilities	(102,997)	272,565
Increase (decrease) in accrued interest	(11,949)	(6,110)
(Decrease) in unearned revenue	253,023	(208)
Net cash used in operating activities	17,330	(350,507)

Cash flows from investing activities:

Purchase of fixed assets and intangible assets	(138,702)	(129,536)
Net cash used in investing activities	(138,702)	(129,536)

Cash flows from financing activities:
Proceeds from issuance of stock	25,000	26,000
Proceeds from, net of payments to, related parties for loans	-	91,349
Proceeds from convertible notes payable	72,985	75,000
Proceeds from loans		307,500
Net cash provided by financing activities	97,985	499,849

Net change in cash	(23,387)	19,806

Cash, beginning of period	25,868	6,062

Cash, end of period	$2,481	$25,868

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Skinvisible, Inc., (referred to as the “Company”) is focused on the development and manufacture of innovative topical polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. The Company’s antibacterial/antimicrobial hand sanitizer formulations, available for private label commercialization opportunities, offer skincare solutions for the healthcare, food service, industrial, cosmetic and salon industries, as well as for personal use in the retail marketplace. The Company maintains manufacturing, executive and sales offices in Las Vegas, Nevada.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $19,758,458 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Revenue recognition
Product sales – Revenues from the sale of products are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES - (continued)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of December 31, 2010, the Company had not recorded  a reserve for doubtful accounts.

Inventory – Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

Goodwill and intangible assets – The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

ASC 350-10 requires the Company to compare the fair value of the reporting unit to its carrying amount on an annual basis to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. During 2010, the Company completed an impairment review and did not recognize any impairment of goodwill and other intangible assets already included in the financial statements. The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. Accordingly, beginning January 1, 2002, the Company has foregone all related amortization expense. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life ranging from 3 to 15 years using the straight-line method.

Income taxes – The Company accounts for its income taxes in accordance with FASB Codification Topic ASC 740-10, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended  December 31, 2010 and 2009 totaled $191,180 and $625,686, respectively.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES - (continued)

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

2.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2010 and 2009:

	2010	2009
Machinery and equipment	$55,463	55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	58,105
Leasehold improvements	12,569	12,569
Lab equipment	115,946	115,946
	335,718	335,718
Less: accumulated depreciation	328,369	326,202
Fixed assets, net of accumulated depreciation	$7,349	9,516

Depreciation expense for the years ending December 31, 2010 and 2009 was $2,167 and $5,394, respectively.

3.	INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December  31, 2010, patents and trademarks total $231,441, net of  $107,941 of accumulated amortization. Amortization expense for the years ended December 31, 2010 and 2009 were $39,769 and $20,361, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2010.

4.	UNEARNED REVENUE

Unearned revenue totaling $302,815 as of December 31, 2010 relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5.	STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2010 and 2009, the Company granted stock options to employees and directors totaling 1,610,000 and 3,920,000  shares of its common stock with a weighted average strike price of $0.06 and $0.06 per share, respectively. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options have been valued at $91,460 and $299,370 for 2010  and 2009, respectively, using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 2.19%, a dividend yield of 0% and volatility rates ranging from 131% to 172%.  The Company has recorded an expense of $91,460 and $299,370 for the years ended December 31, 2010  and 2009, respectively.

Stock options non-employees – During the years ended December 31, 2010 and 2009, the Company granted stock options for services totaling  450,000 and 200,000  shares of its common stock with a weighted average strike price of  $0.06 and $0.04 per share, respectively. All stock options were exercisable upon grant. The stock options have been valued  at $25,563 during 2010 and $12,160 during 2009 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 3.5%, a dividend yield of 0% and volatility rates ranging from  131% to 172%.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

5.	STOCK OPTIONS AND WARRANTS – (continued)

The following is a summary of option activity during the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	6,795,000	0.14

Options granted and assumed	4,120,000	0.06
Options expired	1,670,000	0.13
Options canceled	-
Options exercised	275,000	0.04

Balance, December 31, 2009	8,970,000	0.05

Options granted and assumed	2,110,000	0.06
Options expired	800,000	0.13
Options canceled	-	-
Options exercised	-	-

Balance, December 31, 2010	10,280,000	0.05

As of December 31, 2010, 10,130,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2008	8,349,000	0.16

Warrants granted and assumed	2,336,847	0.07
Warrants expired	637,500	0.29
Warrants canceled	1,474,000	0.10
Warrants exercised	287,500	0.13

Balance, December 31, 2009	8,286,847	0.10

Warrants granted and assumed	1,037,500	0.09
Warrants expired	3,480,000	0.10
Warrants canceled	-	-
Warrants exercised	-	0.05

Balance, December 31, 2010	5,,844,347	0.10

All warrants outstanding as of December 31, 2010 are exercisable. The warrants issued during 2010 were for services rendered.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

6.	RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $214,112. As of December 31, 2010, all such notes have been extinguished or re-negotiated as convertible notes. See note 7.

On December 31, 2010, we extended a Promissory Note to Doreen McMorran totaling $179,677.66. Under the terms of the Promissory Note, Ms. McMorran has the right to convert all or any part of the principal sum of the loan into common stock as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion. See note 7.

On December 31, 2010 we extended a Promissory Note due to Doreen McMorran totaling $66,686. Under the terms of the Promissory Note, Ms. McMorran has the right to convert all or any part of the principal sum of the loan into common stock of the Issuer as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion. See note 7.

On December 31, 2010 our Board of Directors approved a Debt Conversion Agreement which granted Ms. McMorran the right to convert gross salary debt owed to her totaling $212,322 into common stock as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion. See note 7.

On December 31, 2010 our Board of Directors approved a Debt Conversion Agreement which granted Mr. Howlett the right to convert gross salary debt owed to him totaling $258,838 into common stock as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion. See note 7.

7.	CONVERTIBLE NOTES PAYABLE

During 2009, the Company issued an aggregate of $382,500 consisting of promissory convertible notes to eight individuals. One of the notes was due by January 12, 2010, accruing interest at 10% per annum.  At the investor’s option until the repayment date, the note could be converted to shares of the Company’s common stock at  a fixed price of $0.10 per share along with additional warrants to purchase one share per every two shares issued at the exercise price of $0.15 per share for two years after the conversion date.   As of December 31, 2009, all but one of the notes, with a total face value of $307,500, were converted into 7,613,692 shares. The remaining note, with a face value of $75,000, had a beneficial conversion feature totaling $22,500.  The beneficial conversion feature has been accreted and charged to interest expense in the amount of $22,500 and $18,750 as of December 31, 2010 and December 31, 2009, respectively.  The beneficial conversion feature is valued under the intrinsic value method.

During the year ended December 31, 2010, the Company issued an additional $23,000 of convertible debt to one individual. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.08 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.12 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the note to be $5,750. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $2,273 as of December 31, 2010.  The beneficial conversion feature is valued under the intrinsic value method.

Also during the year ended December 31, 2010, the Company issued an additional $45,000 of discounted debt to two individuals. Under the provisions of the agreements, the principal and interest of the debt is to be paid in full in addition to the issuance of warrants. The holders will be issued an aggregate total of 400,000 warrants each giving them the right to purchase one half share for every warrant at an exercise price of $0.09 per share. The Company has determined that the value of these warrants total $4,139. As of December 31, 2010, the debt discount from the warrants has been fully accreted and charged to interest expense in the amount of $4,139. The value of the warrants is calculated using the Black-Scholes option  pricing model based upon the following assumptions: term of 3 months,  risk free interest rate of 0.11% , a dividend yield of 0% and a volatility rate of 173%.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

7.	CONVERTIBLE NOTES PAYABLE – (Continued)

On December 31, 2010, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the salaries due were converted to promissory notes  convertible into common stock with a warrant feature. The promissory notes are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $358,617. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $-0- as of December 31, 2010.  The beneficial conversion feature is valued under the intrinsic value method.

On December 31, 2010, the Company re-negotiated a related party note due to an employee of the Company. Under the terms of the agreement, the salaries due were converted to promissory notes  convertible into common stock with a warrant feature. The promissory note are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $179,678. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $-0- as of December 31, 2010.  The beneficial conversion feature is valued under the intrinsic value method.

8.	COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of December 31, 20010 are as follows:

2011	57,606
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $61,817 for the year ended December 31, 2010.

Lawsuit – The Company was a defendant in a lawsuit brought by a former member of the Board of Directors.  The Company settled the lawsuit for 250,000 shares valued at $11,298 or an average price of $0.045/share.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

9.	DEFINITIVE AGREEMENTS

In June 2010, the Company entered into two license agreements with RHEI Pharmaceuticals HK Ltd. The first agreement is for the exclusive manufacturing, marketing and distribution rights to three topical healthcare products for Europe, China and the US. Terms of the agreement are for a license fee of $750,000 split as to $250,000 for the rights for Europe and China which the Company has received and $500,000 for the US. The US rights are payable on product launch which must be no later than June 30, 2011.  The second agreement is for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe and China. Terms of this agreement are for a license fee of $750,000 with $500,000 for the rights for Europe and $250,000 for the rights for China. The license fees are payable on product launch in each country however no later than June 30, 2011. The license fee of $250,000 in the first agreement is to be recognized over a period of 5 years, leaving the unrecognized balance classified as unearned revenue. As of December 31, 2010, $37,500 has been recognized as revenue leaving a balance of $212,500 as unearned.

On October 12, 2010 the Company and Rhei amended the Definitive Agreements entered into on June 30, 2010.  whereby Skinvisible granted Rhei, subject to conditions, rights for DermSafe® for Europe and China (“DermSafe Agreement”) and for Three Products for Europe, China and the USA (“Three Products Agreement”), (collectively the “License Agreements”). The amended agreement grants Rhei the exclusive right to distribute DermSafe within Europe for Commercial use only subject to Rhei paying the License Fee of five hundred thousand US dollars (US $500,000).  Skinvisible agrees to apply the two hundred and fifty thousand US dollars (US $250,000) license fee paid by Rhei for the Three Products Agreement towards the DermSafe Agreement for Europe and Rhei paid a further fifty thousand US dollars (US $50,000) with the balance owing of two hundred thousand US dollars (US $200,000) due upon Rheo making its first sale within the territory but no later than March 21st, 2011.  The Three Products Agreement will become non-exclusive effective immediately for the term of the Three Products Agreement.  Should Rhei elect to pay the license fee prior to the expiration date of the Three Products Agreement, the license fee will be due immediately and the agreement will become exclusive for Rhei for that territory. While the Three Products Agreement remains non-exclusive, Skinvisible has the right to enter into an exclusive agreement with another party other than Rhei (“Third Party License”) for Europe, China or the USA. . The additional license fee of $50,000 as a result of the amended agreement is to be recognized over a period of 5 years along with the original $250,000, leaving the unrecognized balance classified as unearned revenue. As of December 31, 2010, $2,500 has been recognized as revenue leaving a balance of $47,500  as unearned.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2010.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2010.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	63	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	57	Director

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

Directors

Our bylaws authorize no less than one (1) and more than ten (12) directors.  We currently have two Directors.

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

Dr. James A. Roszell, Ph.D, is a doctoral chemist with over 35 years’ experience in product formulation, experimental design, analysis, and method validation. Since joining Skinvisible in 1998, he has been responsible for research and development of our patented technology, related polymer delivery vehicles, product formulations and compositions. Dr. Roszell is a joint contributor to Skinvisible’s first Patent Number 6.756.059 and responsible for all of  our patents in the US and internationally. Prior to joining Skinvisible, he worked as a chemist for Supertech Products, Inc. in Florida where his responsibilities included ensuring compliance with OSHA, EPA and other standards and regulations, maintenance of quality control, research and development for new products. Dr. Roszell’s background includes work in chemical, pharmaceutical, environmental and clinical laboratory arenas. His chemical and scientific expertise makes a significant contribution to our business.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

For the fiscal year ending December 31, 2010, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2010 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2010, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2010:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	1	1	0
Greg McCartney Director	0	5	0
Brian Piwek Former Director	0	4	0
Lutz Family Trust	1	1	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2010 2009	180,000 160,000	- -	- -	56,808 110,000	- -	- -	- -	236,808 270,000

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

Due to financial constraints, however, we were only able to actually pay Mr. Howlett
$ 84,030 in cash during the fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2010, we granted Mr. Howlett options to purchase 1,000,000 shares of our common stock at the exercise price of $0.06 per share with an expiration date of November 11, 2016. These options are fully vested and immediately exercisable. The aggregate value of these options, which totaled $56,807, was computed in accordance with ASC 718-10 “Compensation-Stock Compensation” and is reported in the summary compensation table above in the column titled “Option Awards.”

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000 1,000,000	- - - - - -	- - - - - -	0.04 0.04 0.04 0.04 0.08 0.06	10/19/2013 1/30/2013 1/3/2016(2) 1/19/2014 12/6/2014 11/14/2015	- - - - -	- - - - -	- - - - -	- - - - - -

(1)
On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued in December 7, 2009 of 1,000,000 shares at $0.08 per share and the option issued in November 15, 2010 at $0.06 per share.  Aside from this modification, during the last fiscal year there was not any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

(2)	On January 10, 2010, our Board of Directors approved to extend the expiration date 5 years.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2010.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney		6,540	14,202				20,742
Brian Piwek, Former Director		6,040					6,040

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer.   Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $600, which is sometimes paid in restricted common stock valued in accordance with FASB ASC Topic 718. Mr. McCartney received a total of 85,500 shares valued at an aggregate total of $6,540 and Mr. Piwek received a total of 75,500 shares valued at an aggregate total of $6,040 before he resigned in September 2010 in consideration for services rendered as members of our board of directors in 2010.  In addition, Mr. McCartney received options to purchase 250,000 shares of common stock at an exercise price of $0.06 per share. These options are fully vested and immediately exercisable.  The aggregate value of these options, which totaled $14,202, was computed in accordance with ASC Topic 718 and is reported in the director compensation table above in the column titled “Option Awards.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 11, 2011, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 101,051,759 shares of common stock issued and outstanding on March 24, 2011. Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Terry Howlett	23,531,686 shares	21.24% (2)
Common	Greg McCartney	1,870,000 shares	1.82% (3)
Total of All Directors and Executive Officers:		25,401,686 shares	22.66%

More Than 5% Beneficial Owners:
Lutz Family Trust 8322 West Tonto Lane, Peoria, AZ 85382(4)		11,117,500 shares	11%
Doreen McMorran(5)		22,944,266 shares	18.50%
Victor A. Voebel Jr. 12 Massey Row Sugar Land TX 77479		5,087,500 shares	5.03%

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

(2)
Includes options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.08 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.06 per share,  warrants that may be immediately exercised to purchase 1,500,000 shares at a price of $0.05 per share, a Debt Conversion Agreement which grants the right to convert gross salary debt owed of $258,838 into 6,470,938 shares of common stock, and a warrant under the Debt Conversion Agreement to purchase 3,237,500 shares of common stock..

(3)
Includes options that may be exercised immediately to purchase 800,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 250,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 250,000 shares at a price of $0.06 per share

(4)	As stated in the reporting person’s Schedule 13D filed with the Securities and Exchange Commission on January 25, 2010.
(5)	As stated in the reporting person’s Schedule 13D filed with the Securities and Exchange Commission on March 3, 2011

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2010 or in any presently proposed transaction which, in either case, has or will materially affect us.

On December 31, 2010, we extended a Promissory Note to Doreen McMorran totaling $179,677.66. Under the terms of the Promissory Note, Ms. McMorran has the right to convert all or any part of the principal sum of the loan into common stock as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion.

On December 31, 2010 we extended a Promissory Note due to Doreen McMorran totaling $66,686. Under the terms of the Promissory Note, Ms. McMorran has the right to convert all or any part of the principal sum of the loan into common stock of the Issuer as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion.

On December 31, 2010 our Board of Directors approved a Debt Conversion Agreement which granted Ms. McMorran the right to convert gross salary debt owed to her totaling $212,322 into common stock as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion.

On December 31, 2010 our Board of Directors approved a Debt Conversion Agreement which granted Mr. Howlett the right to convert gross salary debt owed to him totaling $258,838 into common stock as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$31,320	$0	$0	$0
2009	$25,010	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
23.1	Consent of Sarna & Company, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
2	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
3	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Skinvisible, Inc.

By:	/s/ Terry Howlett
Terry Howlett President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Terry Howlett
Terry Howlett
Director
April 15, 2011

By:	/s/ Greg McCartney
Greg McCartney
Director
April 15, 2011