Form 10-Q
period 2011-03-31
SKINVISIBLE INC
filed 2011-05-16
CIK 1085277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 101,673,759 common shares as of March 31, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010 (audited)

F-2	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)

F-3	Consolidated Statement of Stockholders' Deficit for the three months ended March 31, 2011 (unaudited)

F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)

F-5	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the full year.

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 (UNAUDITED) AND
DECEMBER 31, 2010 (AUDITED)

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets
Cash	$1,351	$2,481
Accounts receivable	250,000	--
Inventory	16,157	16,595
Due from related party	1,145	1,145
Prepaid expense and other current assets	25,513	14,003
Total current assets	294,166	34,224

Fixed assets, net of accumulated depreciation of $328,852 and $328,369, respectively	6,866	7,349

Intangible and other assets
Patents and trademarks, net of accumulated amortization of $122,602 and $107,941, respectively	231,363	231,441
License and distributor rights	--	--

Total assets	$532,395	$273,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$659,348	$638,717
Accrued interest payable	24,524	5,150
Loans payable	25,456	--
Convertible notes payable, net of unamortized debt discount of $-0- and $3,477, respectively	57,993	108,965
Convertible notes payable related party, net of unamortized discount of $403,722 and $538,295, respectively	383,955	249,383
Unearned revenue	475,315	302,815
Total current liabilities	1,626,591	1,305,030

Total liabilities	1,626,591	1,305,030

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized
101,673,759 and 97,518,259 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	101,675	97,520
Additional paid-in capital	18,829,623	18,628,922
Accumulated deficit	(20,025,494)	(19,758,458)
Total stockholders' deficit	(1,094,196)	(1,032,016)

Total liabilities and stockholders' deficit	$532,395	$273,014

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)
	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Revenues	$80,355	$158,230

Cost of revenues	438	4,196

Gross profit	79,917	154,034

Operating expenses
Depreciation and amortization	15,144	6,785
Selling general and administrative	$308,859	$208,625
Total operating expenses	324,003	215,410

Loss from operations	(244,086)	(61,376)

Other income (expense)
Interest expense	(22,950)	(70,343)
Total other income (expense)	(22,950)	(70,343)

Provision for income taxes	--	--

Net loss	$(267,036)	$(131,719)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	100,295,748	95,201,637

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2010	97,518,259	$97,520	$18,628,922	$(19,758,458)	$(1,032,016)

Issuance of stock for cash	1,287,500	1,287	61,713	-	63,000

Issuance of stock for conversion of debts	1,402,000	1,402	54,654	-	56,056

Issuance of stock for services	1,466,000	1,466	84,334	-	85,800

Net loss	-	-	-	(267,036)	(267,036)

Balance, March 31, 2011 (Unaudited)	101,673,759	$101,675	$18,829,623	$(20,025,494)	$(1,094,196)

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	Three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(267,036)	$(131,719)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,144	6,785
Stock based compensation	85,800	43,668
Amortization of debt discount	139,503	--
Interest expense paid with common stock	--	25,000
Changes in operating assets and liabilities:
(Increase) decrease in inventory	438	(4,229)
(Increase) decrease in accounts receivable	(250,000)	(93,947)
Decrease in prepaid expenses and other current assets	(11,510)	(14,804)
(Increase) decrease in related party receivable	--	2,018
Increase in accounts payable and accrued liabilities	20,630	133,145
Increase (decrease) in accrued interest	19,784	--
(Decrease) in unearned revenue	172,500	(2,750)
Net cash used in operating activities	(74,747)	(36,833)

Cash flows from investing activities:

Purchase of fixed assets and intangible assets	(14,583)	(58,612)
Net cash used in investing activities	(14,583)	(58,612)

Cash flows from financing activities:
Proceeds from issuance of stock	63,000	--
Proceeds from, net of payments to, related parties for loans	--	72,000
Proceeds from convertible notes payable	--	1,635
Proceeds from loans	25,200	--
Net cash provided by financing activities	88,200	73,635

Net change in cash	(1,130)	(21,810)

Cash, beginning of period	2,481	25,868

Cash, end of period	$1,351	$4,058

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing ativities:
Common stock issued on conversion of debts	$56,056	$-

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,025,494 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  The carrying amount of accounts receivable is reviewed periodically for collectability.  If  management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded.  Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected.  As of March 31, 2011, the Company had not recorded  a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended  March 31, 2011 and 2010 totaled $85,800 and $43,668, respectively.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.    FIXED ASSETS

Fixed assets consist of the following as of March 31, 2011:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	38,105
Leasehold improvements	12,569
Lab equipment	115,946
Total	335,718
Less: accumulated depreciation	328,852
Fixed assets, net of accumulated depreciation	$6,866

Depreciation expense for the three months ended March 31, 2011 and 2010 was $484 and $1,300, respectively.

3. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2011, patents and trademarks total $231,363, net of  $122,602 of accumulated amortization. Amortization expense for the three months ended March 31, 2011 and 2010 were $14,661 and $5,485, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2011.

4. UNEARNED REVENUE

Unearned revenue totaling $475,315 as of March 31, 2011 relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5.    STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2010, the Company granted stock options to employees and directors totaling 1,610,000 shares of its common stock with a weighted average strike price of $0.06. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options were valued at $91,460 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 2.19%, a dividend yield of 0% and volatility rates ranging from 131% to 172%.  The Company recorded an expense of $91,460 for the year ended December 31, 2010. There were no stock options issued to employees or directors during the three month period ended March 31, 2011.

Stock options non-employees – During the year ended December 31, 2010, the Company granted stock options for services totaling  450,000 shares of its common stock with a weighted average strike price of  $0.06 per share. All stock options were exercisable upon grant. The stock options have been valued  at $25,563 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 3.5%, a dividend yield of 0% and volatility rates ranging from  131% to 172%. There were no non-employee stock options issued during the three month period ended March 31, 2011.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.    STOCK OPTIONS AND WARRANTS – (continued)

The following is a summary of option activity during the year ended December 31, 2010 and the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	10,280,000	0.05

Options granted and assumed	-	-
Options expired	300,000	0.04
Options canceled	-	-
Options exercised	-	-

Balance, March 31, 2011	9,980,000	0.05

As of March 31, 2011, 9,980,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2010 and the three month period ended March 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	5,844,347	0.10

Warrants granted and assumed	1,344,750	0.06
Warrants expired	250,000	0.12
Warrants canceled	-	-
Warrants exercised	-	-

Balance, March 31, 2011	6,939,097	0.10

All warrants outstanding as of March 31, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.    RELATED PARTY TRANSACTIONS

As of March 31, 2010, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $241,070. As of December 31, 2010, all such notes have been extinguished or re-negotiated as convertible notes. See note 7.

7.     CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2010, the Company issued an additional $23,000 of convertible debt to one individual. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.08 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.12 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the note to be $5,750. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $2,273 as of December 31, 2010.  On February 10, 2011, this note and all accrued interest was converted into common stock. The remaining beneficial conversion feature in the amount of $3,477 was amortized and expensed. The beneficial conversion feature was valued under the intrinsic value method.

On December 31, 2010, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the salaries due were converted to promissory notes  convertible into common stock with a warrant feature. The promissory notes are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $358,617. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $89,654 as of March 31, 2011.  The beneficial conversion feature is valued under the intrinsic value method.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.      CONVERTIBLE NOTES PAYABLE – (Continued)

On December 31, 2010, the Company re-negotiated a related party note due to an employee of the Company. Under the terms of the agreement, the salaries due were converted to promissory notes  convertible into common stock with a warrant feature. The promissory note are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $179,678. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $44,919 as of March 31, 2011.  The beneficial conversion feature is valued under the intrinsic value method.

8.    COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices.  Future minimum lease payments under the operating leases for the facilities as of March 31, 2011 are as follows:

2011          43,204
2012          57,606

Rental expense, resulting from operating lease agreements, approximated $14,402 for the three month period ended March 31, 2011.

Lawsuit – The Company was a defendant in a lawsuit brought by a former member of the Board of Directors.  The Company settled the lawsuit for 250,000 shares valued at $11,298 or an average price of $0.045/share.

9.    DEFINITIVE AGREEMENTS

In June 2010, the Company entered into two license agreements with RHEI Pharmaceuticals HK Ltd. The first agreement is for the exclusive manufacturing, marketing and distribution rights to three topical healthcare products for Europe, China and the US. Terms of the agreement are for a license fee of $750,000 split as to $250,000 for the rights for Europe and China which the Company has received and $500,000 for the US. The US rights are payable on product launch which must be no later than June 30, 2011.  The second agreement is for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe and China. Terms of this agreement are for a license fee of $750,000 with $500,000 for the rights for Europe and $250,000 for the rights for China. The license fees are payable on product launch in each country however no later than June 30, 2011. The license fee of $250,000 in the first agreement is to be recognized over a period of 5 years, leaving the unrecognized balance classified as unearned revenue. As of March 31, 2011, $50,000 has been recognized as revenue leaving a balance of $200,000 as unearned.

On October 12, 2010 the Company and Rhei amended the Definitive Agreements entered into on June 30, 2010.  whereby Skinvisible granted Rhei, subject to conditions, rights for DermSafe® for Europe and China (“DermSafe Agreement”) and for Three Products for Europe, China and the USA (“Three Products Agreement”), (collectively the “License Agreements”). The amended agreement grants Rhei the exclusive right to distribute DermSafe within Europe for Commercial use only subject to Rhei paying the License Fee of five hundred thousand US dollars (US $500,000).  Skinvisible agrees to apply the two hundred and fifty thousand US dollars (US $50,000) license fee paid by Rhei for the Three Products Agreement towards the DermSafe Agreement for Europe and Rhei paid a further fifty thousand US dollars (US $50,000) as of March 31, 2011.  The Three Products Agreement will become non-exclusive effective immediately for the term of the Three Products Agreement.  Should Rhei elect to pay the license fee prior to the expiration date of the Three Products Agreement, the license fee will be due immediately and the agreement will become exclusive for Rhei for that territory. While the Three Products Agreement remains non-exclusive, Skinvisible has the right to enter into an exclusive agreement with another party other than Rhei (“Third Party License”) for Europe, China or the USA. . The additional license fee of $250,000 as a result of the amended agreement is to be recognized over a period of 5 years along with the original $250,000, leaving the unrecognized balance classified as unearned revenue. As of March 31, 2011, $12,500 has been recognized as revenue leaving a balance of $235,000  as unearned.

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

Products that successfully incorporate Invisicare to date include acne, antimicrobial hand sanitizer lotions, suncare products, skincare moisturizers, sunless tanning products as well as various dermatology, women’s health, pain management and other pharmaceutical products for various disorders.  On an ongoing basis, we are seeking to develop polymer formulations that can successfully be incorporated into other products.

Our primary objective is to license Invisicare to established brand manufacturers and marketers of prescription and over-the-counter products in the dermatological, medical, cosmetic, and other pharmaceutical markets. With the exception of sales to one vendor, our management’s policy is to only sell Invisicare to vendors that have executed a license agreement with us. We conduct our research and development in-house. We engage an outside party that currently handles all of our manufacturing and distribution needs.

Recent Developments

Canadian Patent

During the current reporting period, the Canadian Patent Office has issued a Notice of Allowance for the comprehensive technology patent for our Invisicare polymer delivery system. The Canadian patent for Invisicare (Patent number 758/10701.492) includes a total of forty-eight claims. This patent protects Invisicare in three key areas: 'Topical Composition', 'Topical Composition Precursor', and 'Methods for Manufacturing and Using'. Internationally, this is the seventh comprehensive patent granted to us for our Invisicare technology. This Canadian patent is equivalent to the Invisicare patents already granted in Australia, China, Hong Kong, India, Japan and Korea. We also hold four United States patents which include one product patent and three patents relating to Invisicare.

Currently we have twenty-eight patents pending including twelve in the United States and sixteen international applications covering six patents.

FDA Application

Also during the current reporting period we submitted an application for an Orphan Drug Product Designation for our product formulated with Invisicare to treat Netherton Syndrome, a sub-type of ichthyosis disease. In conjunction with this application, we have also filed a patent application with the US Patent Office.

Netherton Syndrome is a sub-type of ichthyosis disease which is also referred to as NETH, Comel-Netherton syndrome, ichthyosis linearis circumflexa, or trichorrhexis invaginata. Netherton Syndrome is a genetic disease that is characterized by excessively scaly, circular red skin, brittle hair and for some also atopic dermatitis. The disease, which presents itself at birth or within the first year, is a life-long affliction that can have debilitating and even fatal consequences. There are currently no treatments available for Netherton Syndrome and limited options to treat the symptoms.

Patients with Netherton Syndrome have a mutated SPINK5 gene which is the gene responsible for inhibiting serine proteinase. The role of serine proteinase is to breakdown the intra-cellular bounds of the skin. Without the inhibitor, the breakdown of skin is no longer repressed, resulting in chronic scaly, red skin typical of Netherton syndrome. Our formulation is a serine proteinase inhibitor which is applied topically to the skin to prevent this constant breakdown of the skin.

The United States Orphan Drug Act was created to provide incentives to pharmaceutical companies to develop products for patients suffering from rare diseases. In the United States, a rare disease is defined as a condition which has less than 200,000 people with the disease. The incentives stipulated by the Act include eligibility for seven years of market exclusively for the product as well as a waiver of fees, tax incentives and a potential for grants to fund clinical trials. Some orphan drugs also receive an expedited review if the disease is severe or life-threatening.

Cancellation of Licensing Agreement

Due to non-compliance to the terms of the agreement, the licensing agreement with Sunless Beauty has been cancelled.  Sunless Beauty will give up their rights to all sunless tanning products and suncare products that contain Invisicare.

European Approval for Hand Sanitizer

We also received news that our licensee, RHEI Pharmaceuticals NV, has received marketing authorization from the Federal Agency for Medicines and Health Products in Belgium for HandSafe(TM), a unique chlorhexidine hand sanitizer made without alcohol. HandSafe(TM), referred to as DermSafe(R) in the US and Canada, is a unique, patent pending hand sanitizer formulated with 4% chlorhexidine gluconate and Skinvisible's patented polymer delivery system Invisicare(R). HandSafe(TM) is made without alcohol so it will not dry the skin. It is proven to kill both bacteria and viruses for up to four hours including the viruses H1N1, H5N1 and H3N2.
Skinvisible licensed the commercial rights to its unique hand sanitizer to RHEI in October 2010 for Europe. This approval in Belgium is the catalyst to receiving authorization in most major countries in the European Union in an expedited manner. RHEI will now submit marketing applications for HandSafe(TM) under Europe's mutual recognition procedure which utilizes the marketing authorization already granted in Belgium.

Results of Operations for the Three Months Ended March 31, 2011 and 2010
Revenues

Our total revenue reported for the three months ended March 31, 2011 was $80,355, a decrease from $158,230 for the same period ended March 31, 2010.   The decrease in revenues for the three months ended March 31, 2011 from the prior period is attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2011 decreased to $438 from the same period ended March 31, 2010, when cost of revenues was $4,196. The decrease in our cost of revenues for three months ended March 31, 2011 from the prior period is attributable to fewer costs associated with product materials.

Gross Profit

Gross profit for the three months ended March 31, 2011 was $79,917, or approximately 99% of sales. Gross profit for three months ended March 31, 2010 was $154,034, or approximately 97% of sales.

Operating Expenses

Operating expenses increased to $324,003 for the three months ended March 31, 2011 from $215,410 for the same period ended March 31, 2010. Our operating expenses for the three months ended March 31, 2011 consisted of depreciation and amortization expenses of $15,144 and selling, general and administrative expenses of $308,859. Our operating expenses for the three months ended March 31, 2010 consisted of depreciation and amortization expenses of $6,785, and selling, general and administrative expenses of $208,625. Operating expenses during the three months ended March 31, 2011 were significantly higher as compared to the three months ended March 31, 2010 primarily due to $138,050 in amortization of debt discounts calculated on convertible notes payable.

Other Expenses

We paid less in interest expenses for the three months ended March 31, 2011 than in the prior period ended 2010, resulting in total other expenses of $22,950 as compared with $70,343 for the prior period.

Net Loss

We recorded a net loss of $267,036 for the three months ended March 31, 2011, as compared with a net loss of $131,719 for the three months ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $294,166 and total assets in the amount of $532,395. Our total current liabilities as of March 31, 2011 were $1,626,591.  We had a working capital deficit of $1,332,425 as of March 31, 2011.

Operating activities used $74,747 in cash for the three months ended March 31, 2011. Our net loss of $267,036 and an increase in accounts receivable of $250,000 were the main components of our negative operating cash flow, offset mainly by amortization of debt discount of $139,503, a decrease in unearned revenue of $172,500, and stock based compensation of $85,800.

Cash flows used by investing activities during the three months ended March 31, 2011 was $14,583 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the three months ended March 31, 2011 amounted to $88,200 and consisted primarily of $63,000 in proceeds from the issuance of stock and $25,200 in proceeds from loans.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of approximately $20,025,494 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of the common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2011, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2011.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, we issued 1,466,000 restricted shares of our common stock for services rendered.

During the three months ended March 31, 2011 we issued 1,402,000 restricted shares of our common stock as a result of entering into loan conversion agreements with lenders to convert total principal balances and interest of $56,056 into equity. In connection with the conversions, warrants were also granted to purchase 701,000 shares of our common stock at a strike price of $0.06 per share that expire on January 9, 2013, and warrants to purchase 100,000 shares of our common stock at a strike price of $0.08 per share that expire on February 28, 2013.

During the three months ended March 31, 2011, we issued 1,287,500 shares of common stock for total proceeds of $63,000. In connection with the issuances, warrants were also granted to purchase 543,750 shares of our common stock at a strike price of $0.06 per share that expire on January 9, 2013.

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

Skinvisible, Inc.

Date:	May 16, 2011

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director