Form 10-Q
period 2011-06-30
SKINVISIBLE INC
filed 2011-08-11
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 102,253,759 common shares as of June 30, 2010.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (audited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2011 and 2010 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current assets
Cash	$730	$2,481
Accounts receivable	210,000	—
Inventory	16,157	16,595
Due from related party	1,145	1,145
Prepaid expense and other current assets	41,965	14,003
Total current assets	269,997	34,224

Fixed assets, net of accumulated depreciation of $329,295 and $328,369, respectively	6,424	7,349
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $134,459 and $107,941, respectively	256,030	231,441

Total assets	$532,451	$273,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$650,764	$638,717
Accrued interest payable	45,719	5,150
Loans from related party	6,647	—
Loans payable	25,456	—
Convertible notes payable, net of unamortized debt discount of $-0- and $3,477, respectively	61,404	108,965
Convertible notes payable related party, net of unamortized discount of $269,149 and $538,295, respectively	518,528	249,383
Unearned revenue	444,792	302,815
Total current liabilities	1,753,310	1,305,030

Total liabilities	1,753,310	1,305,030

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 102,253,759 and 97,518,259 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	102,255	97,520
Additional paid-in capital	18,862,343	18,628,922
Accumulated deficit	(20,185,457)	(19,758,458)
Total stockholders' deficit	(1,220,859)	(1,032,016)

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$55,915	$28,984	$146,270	$187,214

Cost of revenues	—	12,662	438	16,859

Gross profit	55,915	16,322	145,832	170,355

Operating expenses
Depreciation and amortization	12,299	15,529	27,443	22,315
Selling general and administrative	$192,955	$199,104	$501,813	$398,716
Total operating expenses	205,254	214,633	529,256	421,031

Loss from operations	(149,339)	(198,311)	(383,424)	(250,676)

Other expense
Interest expense	(20,625)	(25,993)	(43,575)	(96,336)
Total operating expenses	(20,625)	(25,933)	(43,575)	(96,336)

Provision for income taxes	—	—	—	—

Net loss	$(169,964)	$(224,304)	$(426,999)	$(347,012)

Basic loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	100,710,034	95,723,157	100,504,035	89,487,069

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(426,999)	$(347,012)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	27,443	22,315
Stock based compensation	104,100	60,653
Amortization of debt discount	277,487	—
Interest expense paid with common stock	—	69,000
Changes in operating assets and liabilities:
Decrease in inventory	438	2,618
Increase in accounts receivable	(210,000)	(249,927)
Decrease in prepaid expenses and other current assets	(27,961)	(6,386)
Decrease in related party receivable	—	3,061
Increase in accounts payable and accrued liabilities	12,046	192,663
Increase in accrued interest	40,978	28,036
Decrease in unearned revenue	141,977	235,523
Net cash used in operating activities	(60,491)	10,544

Cash flows from investing activities:

Purchase of fixed assets and intangible assets	(51,107)	(91,105)
Net cash used in investing activities	(51,107)	(91,105)

Cash flows from financing activities:
Proceeds from issuance of stock	78,000	—
Proceeds from, net of payments to, related parties for loans	6,647	73,000
Proceeds from convertible notes payable		5,385
Proceeds from loans	25,200	—
Net cash provided by financing activities	109,847	78,385

Net change in cash	(1,751)	(2,176)

Cash, beginning of period	2,481	25,868

Cash, end of period	$730	$23,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$56,056	$—

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Skinvisible, Inc., (referred to as the “Company”) is focused on the development and manufacture of innovative topical, transdermal and mucosal polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Additionally, the Company’s non-dermatological formulations, offer solutions for a broad spectrum of markets womens health, pain management, and others. The Company maintains executive and sales offices in Las Vegas, Nevada.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,185,457 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition

Product sales – Revenues from the sale of products (Invisicare® polymers) are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

Royalty sales – The Company also recognizes royalty revenue from licensing its patented product formulations only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Distribution and license rights sales – The Company also recognizes revenue from distribution and license rights only when earned (and are amortized over a five year period), with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES - (continued)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2011, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2011 and 2010 totaled $104,100 and $60,653, respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2011:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	38,105
Leasehold improvements	12,569
Lab equipment	115,946
Total	335,718
Less: accumulated depreciation	329,295
Fixed assets, net of accumulated depreciation	$6,424

Depreciation expense for the six months ended June 30, 2011 and 2010 was $926 and $2,499, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2011, patents and trademarks total $256,030, net of $203,796 of accumulated amortization. Amortization expense for the six months ended June 30, 2011 and 2010 were $26,517 and $19,816, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2011.

4.    UNEARNED REVENUE

Unearned revenue totaling $444,792 as of June 30, 2011 relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5. STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2010, the Company granted stock options to employees and directors totaling 1,610,000 shares of its common stock with a weighted average strike price of $0.06. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options were valued at $91,460 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 2.19%, a dividend yield of 0% and volatility rates ranging from 131% to 172%.  The Company recorded an expense of $91,460 for the year ended December 31, 2010. There were no stock options issued to employees or directors during the six months period ended June 30, 2011.

Stock options non-employees – During the year ended December 31, 2010, the Company granted stock options for services totaling  450,000 shares of its common stock with a weighted average strike price of $0.06 per share. All stock options were exercisable upon grant. The stock options have been valued at $25,563 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 3.5%, a dividend yield of 0% and volatility rates ranging from  131% to 172%. There were no non-employee stock options issued during the six months period ended June 30, 2011.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. STOCK OPTIONS AND WARRANTS – (continued)

The following is a summary of option activity during the year ended December 31, 2010 and the six months period ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	10,280,000	0.05

Options granted and assumed	—	—
Options expired	300,000	0.04
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2011	9,980,000	0.05

As of June 30, 2011, 9,980,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2010 and the six months period ended June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	5,844,347	0.10

Warrants granted and assumed	1,344,750	0.06
Warrants expired	2,268,750	0.08
Warrants canceled	—	—
Warrants exercised	250,000	0.06

Balance, June 30, 2011	4,670,347	0.10

All warrants outstanding as of June 30, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for cash.

6.    RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company had an unsecured loan payable due to an employee with an interest rate of 10% per annum, due on demand totaling $241,070. As of December 31, 2010, all such notes have been extinguished or re-negotiated as convertible notes. See note 7.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 31, 2010, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the salaries due were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $358,617. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $179,308 as of June 30, 2011. The beneficial conversion feature is valued under the intrinsic value method.

On December 31, 2010, the Company re-negotiated a related party note due to an employee of the Company. Under the terms of the agreement, the salaries due were converted to promissory notes convertible into common stock with a warrant feature. The promissory note are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $179,678. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $89,838 as of June 30, 2011. The beneficial conversion feature is valued under the intrinsic value method.

8. Commitments and contingencies

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2011 are as follows:

2011	28,803
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $28,803 for the six months period ended June 30, 2011.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.    DEFINITIVE AGREEMENTS

During the quarter the Company amended two license agreements previously entered into with RHEI Pharmaceuticals HK Ltd. previously amended October 12, 2010. The amendment canceled what was previously referred to as the “Three Products Agreement” and modified the “DermSafe Agreement” to include license rights to Europe only. The DermSafe Agreement allows for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe. All amounts previously paid for the license agreement were applied to the “DermSafe Agreement”. On July 26, 2011 the DermSafe Agreement was amended, deferring the remaining $200,000 payment until December 15th, 2011 and all other agreements with RHEI were cancelled, with the option to renegotiate (provided the “Three Products” were not licensed to another company) once the balance payment for DermSafe was received. As of June 30, 2011, a total of $300,000 has been received out of a total $500,000 due for this license agreement. The cash received has been considered deferred revenue and is amortized over a 5 year period (the term of the license). As of June 30, 2011, $80,000 had been amortized and recognized as revenue leaving the remaining $200,000 as unearned revenue.

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

Recent Developments

In July of 2011, our licensee, Women's Choice Pharmaceuticals LLC, a specialty pharmaceutical company based in Gilbert, Arizona, launched ProCort, Skinvisible's first prescription product in the United States. ProCort is a topical treatment for hemorrhoids formulated with Skinvisible's patented polymer delivery system Invisicare. ProCort is made of a combination of hydrocortisone acetate and pramoxine hydrochloride. ProCort is a prescription product focused on the women's health market.

Women's Choice Pharmaceuticals has been granted the exclusive rights to commercialize Skinvisible's product within the United States. Skinvisible has received a development fee and now will receive a license fee paid in milestones plus on-going royalties based on product sales. Women's Choice Pharmaceuticals' revenue forecast for ProCort is $20 million by its third year.

In July of 2011, we entered into a revised agreement with RHEI Pharmaceuticals, NV, a global pharmaceutical business development firm, with special focus on bringing core medicines from the U.S., Europe and Japan into the fast-growing South-East Asian marketplace. We licensed the commercial rights to our patent pending DermSafe® hand sanitizer to RHEI for the commercial rights for the EU for $500,000 of which $300,000 has been received. RHEI received regulatory approval in Belgium this year to begin marketing in the EU. RHEI will now submit marketing applications for DermSafe (called HandSafe™ in Europe) under Europe's mutual recognition procedure which utilizes the marketing authorization already granted in Belgium. RHEI will also undertake clinical studies for the product in Belgium to use to promote HandSafe’s benefits through the healthcare market. Due to the added expenses to be incurred for the clinical trial(s) the revised agreement allows RHEI to delay payment of the balance due of $200,000 until December 15 of this year. We will have full access to this new data and it will leverage the data collected by RHEI in order to secure new licensees in other territories. Additionally, an agreement has been made allowing RHEI to import DermSafe® from Skinvisible’s Canadian licensee, Alto Pharmaceuticals, Inc., which is now manufacturing product Alto has also agreed to supply other territories globally with finished product, giving new licensees a very quick to market option.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenues

Our total revenue reported for the three months ended June 30, 2011 was $55,915, an increase from $28,984 for the same period ended June 30, 2010. Our total revenue reported for the six months ended June 30, 2011 was $146,270, a decrease from $187,314 for the same period ended June 30, 2010.    The increase in sales for the three months ended June 30, 2011 from the prior period is attributable to the amortized sale of licenses. The decrease in revenues for the six months ended June 30, 2011 from the prior periods is attributable to lower sales of polymers to our licensees.

Cost of Revenues

There was no cost to revenues for the three months ended June 30, 2011, as compared with $12,662 for the three months ended June 30, 2010. Our cost of revenues for the six months ended June 30, 2011 decreased to $438 from the same period ended June 30, 2010, when cost of revenues was $16,859. The decrease in our cost of revenues for three and six months ended June 30, 2011 from the prior periods is attributable to lower sales of product materials.

Gross Profit

Gross profit for the three months ended June 30, 2011 was $55,915, or 100% of sales. Gross profit for three months ended June 30, 2010 was $16,322, or approximately 56% of sales. Gross profit for the six months ended June 30, 2011 was $145,832, or approximately 99% of sales. Gross profit for six months ended June 30, 2010 was $170,355, or approximately 90% of sales.

Operating Expenses

Operating expenses decreased to $205,254 for the three months ended June 30, 2011 from $214,633 for the same period ended June 30, 2010. Our operating expenses for the three months ended June 30, 2011 consisted of depreciation and amortization expenses of $12,299 and selling, general and administrative expenses of $192,955. Our operating expenses for the three months ended June 30, 2010 consisted of depreciation and amortization expenses of $15,529, and selling, general and administrative expenses of $199,104. Operating expenses during the three months ended June 30, 2011 were relatively the same as compared to the three months ended June 30, 2010.

Operating expenses increased to $529,256 for the six months ended June 30, 2011 from $421,031 for the same period ended June 30, 2010. Our operating expenses for the six months ended June 30, 2011 consisted of depreciation and amortization expenses of $27,443 and selling, general and administrative expenses of $501,813. Our operating expenses for the six months ended June 30, 2010 consisted of depreciation and amortization expenses of $22,315, and selling, general and administrative expenses of $398,716. Operating expenses during the six months ended June 30, 2011 were significantly higher as compared to the six months ended June 30, 2010 primarily due to amortization of debt discounts calculated on convertible notes payable.

Other Expenses

We paid less in interest expenses for the three months ended June 30, 2011 than in the prior period ended 2010, resulting in total other expenses of $20,625 as compared with $25,993 for the prior period. We had total other expenses of $43,575 for the six months ended June 30, 2011 as compared with $96,336 for the prior period ended 2010.

Net Loss

We recorded a net loss of $169,964 for the three months ended June 30, 2011, as compared with a net loss of $224,304 for the three months ended June 30, 2010. We recorded a net loss of $426,999 for the six months ended June 30, 2011, as compared with a net loss of $347,012 for the six months ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $269,997 and total assets in the amount of $532,451. Our total current liabilities as of June 30, 2011 were $1,753,310.  We had a working capital deficit of $1,483,313 as of June 30, 2011.

Operating activities used $60,491 in cash for the six months ended June 30, 2011. Our net loss of $426,999 and an increase in accounts receivable of $210,000 were the main components of our negative operating cash flow, offset mainly by amortization of debt discount of $277,487, a decrease in unearned revenue of $141,977, and stock based compensation of $104,100.

Cash flows used by investing activities during the six months ended June 30, 2011 was $51,107 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the three months ended June 30, 2011 amounted to $109,847 and consisted primarily of $78,000 in proceeds from the issuance of stock and $25,200 in proceeds from loans.

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

Off Balance Sheet Arrangements

As of June 30, 2011, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,185,457 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, we issued 250,000 restricted shares of our common stock upon the exercise of a warrant at a strike price of $0.06 per share for $15,000.

During the three months ended June 30, 2011, we issued 150,000 shares of our common stock for services rendered.

During the three months ended June 30, 2011 we issued 180,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $14,400 into equity.

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

Skinvisible, Inc.

Date:	August 10, 2011

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

