Form 10-Q
period 2011-09-30
SKINVISIBLE INC
filed 2011-11-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 104,841,759 common shares as of October 1, 2011.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010 (audited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited);
F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2011 and 2010 (unaudited);
F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the full year.

3

 SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$5,590	$2,481
Accounts receivable	203,732	—
Inventory	15,829	16,595
Due from related party	1,145	1,145
Prepaid expense and other current assets	39,412	14,003
Total current assets	265,708	34,224
Fixed assets, net of accumulated depreciation of $329,673 and $328,369, respectively	6,045	7,349
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $146,767 and $107,941, respectively	259,859	231,441
Total assets	$531,612	$273,014
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$597,705	$638,717
Accrued interest payable	68,964	5,150
Loans from related party	14,735	—
Loans payable	31,894	—
Convertible notes payable, net of unamortized debt discount of $-0- and $3,477, respectively	60,928	108,965
Convertible notes payable related party, net of unamortized discount of $269,149 and $538,295, respectively	726,497	249,383
Unearned revenue	417,292	302,815
Total current liabilities	1,918,015	1,305,030
Total liabilities	1,918,015	1,305,030
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 104,841,759 and 97,518,259 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	104,843	97,520
Additional paid-in capital	19,056,232	18,628,922
Accumulated deficit	(20,547,478)	(19,758,458)
Total stockholders' deficit	(1,386,403)	(1,032,016)
Total liabilities and stockholders' deficit	$531,612	$273,014

See Accompanying Notes to Consolidated Financial Statements

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$31,232	$23,961	$177,502	$211,175
Cost of revenues	328	2,188	766	19,046
Gross profit	30,904	21,773	176,736	192,129
Operating expenses
Depreciation and amortization	12,686	7,311	40,129	29,625
Selling general and administrative	$352,683	$225,711	$854,896	$624,428
Total operating expenses	365,369	233,022	895,025	654,053
Loss from operations	(334,465)	(211,249)	(718,289)	(461,925)
Other expense
Interest expense	(27,156)	(27,006)	(70,731)	(123,342)
Total other expense	(27,156)	(27,006)	(70,731)	(123,342)
Provision for income taxes	—	—	—	—
Net loss	$(361,621)	$(238,255)	$(789,020)	$(585,267)
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average common
shares outstanding	102,554,925	96,006,954	101,125,757	89,723,482

 See Accompanying Notes to Consolidated Financial Statements

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Nine months ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(789,020)	$(585,267)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	23,993	21,549
Stock based compensation	135,000	90,266
Amortization of debt discount	418,591	—
Interest expense paid with common stock	—	69,000
Changes in operating assets and liabilities:
Decrease in inventory	766	1,034
Increase in accounts receivable	(203,732)	(2,891)
Increase in prepaid expenses and other current assets	(25,409)	(9,930)
Decrease in related party receivable	—	3,061
Increase in accounts payable and accrued liabilities	66,564	159,814
Increase in accrued interest	77,051	43,642
Increase in unearned revenue	114,477	220,523
Net cash used in operating activities	(181,719)	10,801

Cash flows from investing activities:

Purchase of fixed assets and intangible assets	(51,107)	(91,573)
Net cash used in investing activities	(51,107)	(91,573)

Cash flows from financing activities:
Proceeds from issuance of stock	178,000	—
Proceeds from, net of payments to, related parties for loans	14,735	4,999
Proceeds from convertible notes payable	20,000	59,941
Payments on convertible notes payable	(2,000)	—
Proceeds from loans	25,200	—
Net cash provided by financing activities	235,935	64,940

Net change in cash	3,109	(15,832)

Cash, beginning of period	2,481	25,868

Cash, end of period	$5,590	$10,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$56,056	$—
Beneficial conversion feature	$65,577	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,547,478 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES - (continued)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2011, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2011 and 2010 totaled $135,000 and $0, respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2011:

Machinery and equipment	$55,463
Furniture and fixtures	113,635
Computers, equipment and software	38,105
Leasehold improvements	12,569
Lab equipment	115,946
Total	335,718
Less: accumulated depreciation	329,673
Fixed assets, net of accumulated depreciation	$6,045

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1,304 and $1,734, respectively.

3. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2011, patents and trademarks total $259,858, net of $146,767 of accumulated amortization. Amortization expense for the nine months ended September 30, 2011 and 2010 was $22,689 and $27,891, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2011.

4. UNEARNED REVENUE

Unearned revenue totaling $417,292 as of September 30, 2011 relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5. STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the years ended December 31, 2010, the Company granted stock options to employees and directors totaling 1,610,000 shares of its common stock with a weighted average strike price of $0.06. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options were valued at $91,460 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 2.19%, a dividend yield of 0% and volatility rates ranging from 131% to 172%.  The Company recorded an expense of $91,460 for the year ended December 31, 2010. There were no stock options issued to employees or directors during the nine months period ended September 30, 2011.

Stock options non-employees – During the year ended December 31, 2010, the Company granted stock options for services totaling  450,000 shares of its common stock with a weighted average strike price of $0.06 per share. All stock options were exercisable upon grant. The stock options have been valued at $25,563 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 3.5%, a dividend yield of 0% and volatility rates ranging from  131% to 172%. There were no non-employee stock options issued during the nine months period ended September 30, 2011.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. STOCK OPTIONS AND WARRANTS – (continued)

The following is a summary of option activity during the year ended December 31, 2010 and the nine months period ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	10,280,000	0.05

Options granted and assumed	—	—
Options expired	300,000	0.04
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2011	9,980,000	0.05

As of September 30, 2011, 9,980,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2010 and the nine months period ended September 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	5,844,347	0.10

Warrants granted and assumed	2,344,750	0.07
Warrants expired	2,515,179	0.09
Warrants canceled	—	—
Warrants exercised	250,000	—

Balance, September 30, 2011	5,423,918	0.10

All warrants outstanding as of September 30, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for retirement of debts.

6.    RELATED PARTY TRANSACTIONS

As of June 30, 2010, the Company had an unsecured loan payable due to an officer of the Company bearing no interest, due on demand totaling $14,735. As of September 30, 2011, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 7.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2011, convertible notes to two individuals were exercised resulting in a removal of $56,055 from Convertible notes. These same notes accrued $6,542 of interest and accounted for $3,477 of the debt discount amortization for the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company issued an additional $20,000 of convertible debt to one individual. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the note to be $20,000. The beneficial conversion feature has been accreted and charged to interest expense in the amount of $0 as of September 30, 2011. The beneficial conversion feature was valued under the intrinsic value method.

On December 31, 2010, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the salaries due were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due in one year from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. On July 1, 2011, these same three employees re-negotiated another $107,578 in accrued salaries to convertible debt. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.08 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010 and $45,557 for the notes negotiated on July 1, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $418,591 as of September 30, 2011. The beneficial conversion feature is valued under the intrinsic value method.

8. Commitments and contingencies

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2011 are as follows:

2011	13,687
2012	57,606

Rental expense, resulting from operating lease agreements, approximated $42,490 for the nine months period ended September 30, 2011.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.    DEFINITIVE AGREEMENTS

During the nine months ended September 30 2011, the Company amended two license agreements previously entered into with RHEI Pharmaceuticals HK Ltd. previously amended October 12, 2010. The amendment canceled what was previously referred to as the “Three Products Agreement” and modified the “DermSafe Agreement” to include license rights to Europe only. The DermSafe Agreement allows for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe. All amounts previously paid for the license agreement were applied to the “DermSafe Agreement”. On July 26, 2011 the DermSafe Agreement was amended, deferring the remaining $200,000 payment until December 15th, 2011 and all other agreements with RHEI were cancelled, with the option to renegotiate (provided the “Three Products” were not licensed to another company) once the balance payment for DermSafe was received. The cash received has been considered deferred revenue and is amortized over a 5 year period (the term of the license).

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

Recent Developments

Pharmaceutical Development

In February of this year, we entered into a feasibility agreement with Novartis, AG. This project continues to progress and has been extended for a further six month period with results scheduled to be received by the second quarter of 2012.

European Patent

The European Patent Office (EPO) has issued a Notice of Intent to Grant European patent application number 02752847.0 pertaining to our drug delivery system, Invisicare. The comprehensive patent protects Invisicare in three main areas: its composition, its method of combining polymers to make the Invisicare complex and the skin / medical conditions Invisicare is used for.

Launch of Hand Sanitizer in Canada

Our DermSafe antimicrobial hand sanitizer was officially launched by Alto Pharmaceuticals (“Alto”) in Canada on September 1, 2011. Alto, a Toronto-based dermatology focused company, has licensed the exclusive rights to DermSafe for commercial use in Canada. Alto will market the product under the name DermSafePC and initially target institutions like schools, police forces, and penitentiaries seeking for an alternative to alcohol due to safety and long-term efficacy concerns.

Hand Sanitizer DermSafe receives Dermatology Seal of Approval

DermSafe Hand Sanitizing Lotion has received the “Seal of Approval” from the Dermatology Review Panel™ (“DRP”). DRP is an independent panel of dermatologists that reviews scientific data for non-prescription products in order to authenticate the product’s claims. The DRP dermatologists evaluated our scientific data and validated the following claims for DermSafe Hand Sanitizer: DermSafe is alcohol-free, it offers protection from harmful bacteria for up to four hours, it resists wash-off and it provides a moisture barrier for the hands. DermSafe, marketed by Alto Pharmaceuticals in Canada, will soon display the DRP Seal on its promotional materials and packaging. Claims made by over-the-counter products can be confusing to the consumer so the DRP program was formed to provide an independent, arms-length review of a product’s scientific data in support of its claims. The DRP Seal of Approval helps consumers and medical professionals easily identify products that meet the panel's approval standards.

Launch of Hand Sanitizer in the EU

In July of 2011, we entered into a revised agreement with RHEI Pharmaceuticals, NV, a global pharmaceutical business development firm, with special focus on bringing core medicines from the U.S., Europe and Japan into the fast-growing South-East Asian marketplace. We licensed the commercial rights to our patent pending DermSafe hand sanitizer to RHEI for the commercial rights for the EU for $500,000 of which $300,000 has been received. RHEI received regulatory approval in Belgium this year to begin marketing in the EU. RHEI will now submit marketing applications for DermSafe (called HandSafe™ in Europe) under Europe's mutual recognition procedure which utilizes the marketing authorization already granted in Belgium. RHEI will also undertake clinical studies for the product in Belgium to use to promote HandSafe’s benefits through the healthcare market. Due to the added expenses to be incurred for the clinical trial(s) the revised agreement allows RHEI to delay payment of the balance due of $200,000 until December 15 of this year. We will have full access to this new data and we will leverage the data collected by RHEI in order to secure new licensees in other territories. Additionally, an agreement has been made allowing RHEI to import DermSafe from Skinvisible’s Canadian licensee, Alto Pharmaceuticals, Inc., who is now manufacturing product Alto has also agreed to supply other territories globally with finished product, giving new licensees a very quick to market option.

Launch of First Prescription Product in US Market

In July of 2011, our licensee, Women's Choice Pharmaceuticals LLC, a specialty pharmaceutical company based in Gilbert, Arizona, launched ProCort, Skinvisible's first prescription product in the United States. ProCort is a topical treatment for hemorrhoids formulated with our patented polymer delivery system Invisicare. ProCort is made of a combination of hydrocortisone acetate and pramoxine hydrochloride. ProCort is a prescription product focused on the women's health market.

Women's Choice Pharmaceuticals has been granted the exclusive rights to commercialize our product within the United States. We have received a development fee and now will receive a license fee paid in milestones plus on-going royalties based on product sales. First quarter sales for July, August and September exceed $200,000 and they are on line for first year (12 month period) sales of $2 million to $2.5 million. Women's Choice Pharmaceuticals' revenue forecast for ProCort is $20 million by its third year.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenues

Our total revenue reported for the three months ended September 30, 2011 was $31,232, an increase from $23,961 for the same period ended September 30, 2010. Our total revenue reported for the nine months ended September 30, 2011 was $177,502, a decrease from $211,175 for the same period ended September 30, 2010.    The increase in sales for the three months ended September 30, 2011 from the prior period is attributable to the amortized sale of licenses. The decrease in revenues for the nine months ended September 30, 2011 from the prior periods is attributable to lower sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2011 decreased to $328, as compared with $2,188 for the three months ended September 30, 2010. Our cost of revenues for the nine months ended September 30, 2011 decreased to $766 from the same period ended September 30, 2010, when cost of revenues was $19,046. The decrease in our cost of revenues for three and nine months ended September 30, 2011 from the prior periods is attributable to lower sales of product materials.

Gross Profit

Gross profit for the three months ended September 30, 2011 was $30,904, or approximately 99% of sales. Gross profit for three months ended September 30, 2010 was $21,773, or approximately 91% of sales. Gross profit for the nine months ended September 30, 2011 was $176,736, or approximately 99% of sales. Gross profit for nine months ended September 30, 2010 was $192,129, or approximately 91% of sales.

Operating Expenses

Operating expenses increased to $365,369 for the three months ended September 30, 2011 from $233,022 for the same period ended September 30, 2010. Our operating expenses for the three months ended September 30, 2011 consisted of depreciation and amortization expenses of $12,686 and selling, general and administrative expenses of $352,683. Our operating expenses for the three months ended September 30, 2010 consisted of depreciation and amortization expenses of 7,311, and selling, general and administrative expenses of $225,711.

Operating expenses increased to $895,025 for the nine months ended September 30, 2011 from $654,053 for the same period ended September 30, 2010. Our operating expenses for the nine months ended September 30, 2011 consisted of depreciation and amortization expenses of $40,129 and selling, general and administrative expenses of $854,896. Our operating expenses for the nine months ended September 30, 2010 consisted of depreciation and amortization expenses of $29,625, and selling, general and administrative expenses of $624,428 Operating expenses during the nine months ended September 30, 2011 were significantly higher as compared to the nine months ended September 30, 2010 primarily due to amortization of debt discounts calculated on convertible notes payable. Other notable comparisons of selling, general and administrative expenses during the nine months ended September 30, 2011 with the same period ended 2010 are in the table below:

Item	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Accounting and Audit	$35,930	$35,700
Amortization Expense	38,825	27,891
Automobile	13,687	9,215
Commissions	24,927	819
Consulting	45,247	30,860
Legal Fees	19,273	13,698
Rent	42,490	38,404
Travel	22,375	17,264
Salaries & Wages	25,645	133,714
Accrued Salaries & Wages	109,893	173,955
Bonuses	16,128	8,925
Discount Amortization	272,623	0
Royalties Paid	0	54,000
Payroll Tax Expense	2,690	12,756

Other Expenses

We paid slightly more in interest expenses for the three months ended September 30, 2011 than in the prior period ended 2010, resulting in total other expenses of $27,156 as compared with 27,006 for the prior period. We had total other expenses, also exclusively of interest expenses, of $70,731 for the nine months ended September 30, 2011 as compared with $123,342 for the prior period ended 2010.

Net Loss

We recorded a net loss of $361,621for the three months ended September 30, 2011, as compared with a net loss of 238,255 for the three months ended September 30, 2010. We recorded a net loss of $789,020 for the nine months ended September 30, 2011, as compared with a net loss of $585,267 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $265,708 and total assets in the amount of $531,612. Our total current liabilities as of September 30, 2011 were $1,918,015.  We had a working capital deficit of $1,652,307 as of September 30, 2011.

Operating activities used $181,719 in cash for the nine months ended September 30, 2011. Our net loss of $789,020 and an increase in accounts receivable of $203,732 were the main components of our negative operating cash flow, offset mainly by amortization of debt discount of $418,591, an increase in unearned revenue of $114,477, and stock based compensation of $135,000.

Cash flows used by investing activities during the nine months ended September 30, 2011 was $51,107 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the three months ended September 30, 2011 amounted to $235,935 and consisted primarily of $178,000 in proceeds from the issuance of stock, $25,200 in proceeds from loans, $20,000 in proceeds from convertible notes payable, and $14735 in proceeds from related party loans.

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

Off Balance Sheet Arrangements

As of September 30, 2011, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $20,547,478 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Terry Howlett.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On September 30, 2011, we filed a complaint in the United States District Court for the District of Nevada (the “Court”), against Sunless Beauty, Ltd., Angie Trelstad, TMTA, LLC, and Norvell Skin Solutions, LLC (collectively, the “Defendants”), alleging patent infringement on the Company’s patents: U.S. Patent 6,756,059 B2, 7,674,471 B2, and 6,582,683 B2 (the “Patents”), trademark infringement, misappropriation of trade secrets, and breach of the License Agreement we entered into October 31, 2007 with Sunless Beauty, Ltd. We are seeking, among other things, the following relief from the Court against the Defendants:

▪  For an order declaring that Defendants have infringed one or more claims of the Patents;

▪  For an order declaring that Defendants have infringed on the Company’s trademarks;

▪  For an order declaring that Defendants have willfully misappropriated the Company’s trade secrets;

▪  A preliminary and permanent injunction against Defendants prohibiting each of them from further infringement of the Patents and the Company’s trademarks and trade secrets;

▪  For an order declaring that Sunless Beauty Ltd. and Angie Trelstad have breached the License Agreement;

▪  An award of damages the Company has suffered by reason of the allegations charged in the complaint;

▪  An award to the Company of its costs and attorneys’ fees;

▪  Such other relief as the Court may deem just and proper.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, we entered into a debt settlement agreement with Terry Howlett, Doreen McMorran and a shareholder of our company. The agreement provides an option to purchase shares of our common stock at $0.05 per share to retire an aggregate of $107,578 in debt. The agreement further provides warrants to the debtholders to purchase 1,075,780 shares of our common stock at a strike price of $0.08 per share.

During the three months ended September 30, 2011, we issued 2,000,000 shares of our common stock to subscribers for an aggregate of $100,000 in proceeds. We also issued two year warrants to the subscribers to purchase an aggregate amount of 1,000,000 shares of common shares at a strike price of $0.08 per share.

During the three months ended September 30, 2011 we issued 588,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $30,900 into equity.

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

Skinvisible, Inc.

Date:	November 14, 2011

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

