Form 10-K
period 2011-12-31
SKINVISIBLE INC
filed 2012-04-16
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,261,720.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 106,592,159 common shares as of April 13, 2011

PART I

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

We believe Invisicare® offers the following benefits:

- Displays superior skin adherence for extended time periods

- Non-occlusive yet resists water wash-off, respiration and perspiration

- Increased efficacy of active ingredients

- Allows for lower use levels of actives with increased persistence of effect

- Offers advantage of controlled and/or sustained time-release

- Highly compatible with a variety of actives and bases

- Easy to emulsify

- Formulates well at a cream, lotion, or spray viscosity

- Non-irritating emulsion dries quickly with no greasy after-feel

- Non-occlusive film forms protective barrier against environmental irritants

- Broad polymer selection to meet application requirements

- Offers “Life Cycle” management to core products with potential for new patent

- Simplified manufacturing process

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

ACNE:

·	Adapalene Cream & Gel (.1%, .3%)*
·	Clindamycin Hydrochloride Cream (1%)*
·	Retinoic Acid Cream & Gel (0.1%)*
·	Salicylic Acid Cream (2%)
·	Benzoyl Peroxide Cream (2.5% TBD)
-	Delivered with a sustained release which also allows for more or less active to be released over a longer period of time;
-	Reduced skin irritation from most actives;
-	Superior adherence; stays on the skin and does not rub off.

ACTINIC KERATOSIS:

·	Imiquimod Lotion (2%, 3%)*
-	Delivered with a controlled release which also allows for less or more active to be released (8% to 40%) than the branded product (10%) and over a longer period of time;
-	Binds to the skin resisting rub off.

ANTI-INFLAMMATORIES / ANALGESICS / ANTIPRURITICS:

·	Hydrocortisone Cream (.5%, 1%)
·	Triamcinolone / Acetonide (1%)*
·	Clobetasole Proprionate (0.05%)*
·	Betamethasone (1%)*
·	Pramoxine Cream (1%)
·	Pramoxine (1.1%) and Hydrocortisone (2.3%)
·	Menthol Spray / Roll-on / Cream (6%, 8%)
·	Ibuprofen Cream (5%, 10%)
-	Formulations enhanced with Invisicare have the advantage of sustained release and adherence thereby delivering long-lasting results;
-	ie/ Release of Pramoxine is 3 times the branded product with 20% greater adherence.

ANTI-FUNGALS:

·	Terbinafine Cream & Gel (1%)
·	Clotrimazole Cream (1%)
·	Naftifine Cream (1%)*
-	Formulated with sustained release to deliver efficacious results – ie/ Terbinafine cream can release over 4 times branded product;
-	Superior adherence properties.

ANTIMICORBIAL HAND SANITIZERS / ANTISEPTICS:

·	Triclosan Lotion (1%) & Nonoxynol-9 /Tomadol 901
·	First Aid Antiseptic Triclosan (1%) & Allantoin (1%)
·	Benzalkonium Chloride Lotion (0.13%)
·	Chlorhexidine Gluconate Lotion (4%)
·	Chlorhexidine Gluconate (2%) Pre-Surgical Prep
-	Antimicrobials bind to the skin for up to 4 hours;
-	Anti-bacterial and anti-viral testing successfully completed on several formulations;
-	Pre-op preparation delivers on-going protection even with irrigation;No staining or odor with chlorhexidine formulations.

ATOPIC DERMATITIS / SUPER MOISTURIZERS:

·	Non-Steroidal Atopic Dermatitis Cream Hyaluronic Acid (1%)
·	Skin Protectant Lotion with Allantoin (1%)
·	Ectoin Anti-Aging (2%) / Super Moisturizer (1%)
·	Urea Moisturizer (10%, 25% & 30%*)
-	Skinvisible’s creams and lotions hold on the skin while resisting wash-off and rub-off;
-	Invisicare polymers provide enhanced skin barrier function while still allowing the skin to breathe normally;
-	Formulations have a smooth, silky feel with no residual oily feeling;
-	Non-Steroidal Atopic Dermatitis Cream could be marketed with only a 510K in the United States and as a medical device in Canada. Some preliminary toxicity data is available.

UVA / UVB SUNSCREENS:

·	Avobenzone (Parsol 1789) - SPF 15 / 30 / 50 Lotion
·	Tinosorb S – SPF 15 / 30 / 50 Lotion
-	Photo-stability studies showed a minimum of 8 hours for both Invisicare sunscreen formulations;
-	Sunscreens remain bound longer than popular brands even after perspiring and swimming ie/ Skinvisible’s avobenzone SPF 30 remained 81% bound after 2 hours versus leading brands showing only 50% to 73%. Skinvisible’s Tinosorb sunscreen remained 87% bound vs a leading brand with 64% bound.

OTHER:

·	Incontinence / Diaper Barrier Cream DPHP (1% Dipalmitoyl hydroxyproline)
-	Skinvisible’s DPHP cream provides a protease inhibitor and a polymer delivery system that binds to the skin, creates a non-occlusive barrier, and that is resistant to wash off or rubbed off;
-	Invisicare polymers provide an excellent barrier function even on their own.
·	Skin Barrier Cream (WorkGluv)
-	Studies show WorkGluv barrier function resists penetration of many noxious chemicals and can protect hands from irritant contact dermatitis.
·	Scar Lotion with Onion Bulb
-	Onion Bulb Extract diminishes the appearance of scars and lightens discoloration.
·	Fragrance – Long Lasting Gel
-	A scent incorporated with Invisicare provides a long lasting fragrance in a gel formulation.
·	Sunless Tanner – Long Lasting Lotions (2.5%, 5% & 9%)
-	Skinvisible sunless tanners remain on the skin for 7 days versus 3 days for branded formulas along with a darker, more uniform tan with no orange color and an improved odor.
·	After Sun (Aloe) Cream
-	Skinvisible’s After Sun Cream delivers soothing aloe to help relieve sunburn.

*prescription

License Agreements

Set forth below are our current licensees, along with their developed products that contain our Invisicare product or our own products with Invisicare in the territories provided:

Licensee	Product	Licensed Territories	Status of Current Territories Marketed
Dermal Defense	Safe4Hours®, an antimicrobial hand sanitizer	US, Canada and Mexico	US and Canada
Panalab Internacional S.A.	acne prescription formulations with the active ingredient adapalene	Latin America	Completing regulatory approvals; no date for entering market.
Embil Pharmaceuticals	prescription acne products (Clindamycin HCL and Retinoic Acid formulations)	Turkey parts of Asia (Indonesia, Malaysia, and the Philippines) and Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan	Seeking regulatory approval. Upon completion of their manufacturing plant this summer they expect to be in market in Q4 of 2012.
RHEI Pharmaceuticals NV	Hand sanitizer, DermSafe (RHEI has trademarked the product HandSafe™).	Commercial rights to Europe.	Obtained approved in Belgium, Not marketing as yet.
Mayquest Pharmaceuticals PTE. Ltd.	DermSafe	Singapore, Indonesia, the Philippines, Thailand and Malaysia	Received regulatory approval in Singapore to import and retail. Looking to sublicense rights.
Alto Pharmaceuticals	DermSafe	Canada	Health Canada approval obtained for Commercial Use. Marketing now.
Womens Choice Pharmaceuticals	Hemorrhoid cream ProCort®	United States	Marketing now through-out the United States.

Recent Developments

Feasibility Agreement

In February of 2012, we entered into a feasibility agreement with Novartis, AG. This project continues to progress and has been extended for a further six month period with development results scheduled to be provided to Novartis by the second quarter of 2012.

Launch of Hand Sanitizer in Canada

Our DermSafe antimicrobial hand sanitizer was officially launched by Alto Pharmaceuticals (“Alto”) in Canada on September 1, 2011. Alto, a Toronto-based dermatology focused company, has licensed the exclusive rights to DermSafe for commercial use in Canada. Alto will market the product under the name DermSafePC and is targeting institutions like schools, police forces, and penitentiaries seeking for an alternative to alcohol due to safety and long-term efficacy concerns.

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

Launch of Hand Sanitizer in the EU

In July of 2011, we entered into a revised agreement with RHEI Pharmaceuticals, NV, a global pharmaceutical business development firm, with special focus on bringing core medicines from the U.S., Europe and Japan into the fast-growing South-East Asian marketplace. We licensed the commercial rights to our patent pending DermSafe hand sanitizer to RHEI for the commercial rights for the EU for $500,000 of which $300,000 has been received. RHEI received regulatory approval in Belgium in 2011 to begin marketing in the EU. RHEI is undertaking clinical studies for the product in Belgium to use to promote DermSafe’s benefits through the healthcare market. Due to the added expenses to be incurred for the clinical trial(s) the revised agreement allows RHEI to delay payment of the balance due of $200,000 into 2012. An agreement has been made allowing RHEI to import DermSafe from Skinvisible’s Canadian licensee, Alto Pharmaceuticals, Inc., who is now manufacturing product Alto has also agreed to supply other territories globally with finished product, giving new licensees a very quick to market option.

Launch of First Prescription Product in US Market

In July of 2011, our licensee, Women's Choice Pharmaceuticals LLC, a specialty pharmaceutical company based in Arizona, launched ProCort, Skinvisible's first prescription product in the United States. ProCort is a topical treatment for hemorrhoids formulated with our patented delivery system Invisicare. ProCort is made of a combination of hydrocortisone acetate and pramoxine hydrochloride. ProCort is a prescription product focused on the women's health market.

Women's Choice Pharmaceuticals has been granted the exclusive rights to commercialize our product within the United States. We have received a development fee and now will receive a license fee paid in milestones plus on-going royalties based on product sales. Six month sales ending December 31, 2011 exceeded $200,000 and they are on line for first year (12 month period) sales of $1 million to $1.5 million. Women's Choice Pharmaceuticals' revenue forecast for ProCort is $20 million by its third year.

Patent Developments

We intend to continually generate new patents (intellectual property) on our Invisicare technology as well as on the dermatology and medical products we have formulated. Our patent protection continued to increase in 2011 with the issuance of new patents for Invisicare including Canada and Europe. Including the previous patents granted for Invisicare in the United States, Australia, India, China, Japan, S. Korea, Hong Kong, these new patents brings the number of patents issued for Invisicare to nine.

In February the Canadian Patent Office issued a Notice of Allowance for the comprehensive technology patent for Skinvisible’s Invisicare polymer delivery system. The Canadian patent for Invisicare (Patent number 758/10701.492) includes a total of forty-eight claims. This patent protects Invisicare in three key areas: 'Topical Composition', ‘Topical Composition Precursor’, and ‘Methods for Manufacturing and Using'.

The European Patent Office (EPO) granted our European patent application number 02752847.0 pertaining to our drug delivery system, Invisicare. The comprehensive patent protects Invisicare in three main areas: its composition, its method of combining polymers to make the Invisicare complex and the skin / medical conditions Invisicare is used for.

Skinvisible was granted a Sunscreen patent from the United States Patent Office March of 2012. This patent entitled “Sunscreen Composition With Enhanced UVA Absorber Stability and Methods”, has a Patent Number 8128913. Skinvisible has developed three sunscreen formulations using avobenzone; SPF 15, 30 and 50. Skinvisible’s new formulation with avobenzone has eight hours of photostability, a unique advantage in the marketplace. It also allows our sunscreens to be labeled “broad spectrum” as defined by the new FDA sunscreen guidelines in effect this year. This patent further strengthens the company’s existing intellectual property assets. The patent provides protection for its sunscreen formulation in the United States until November 2029.

Additionally, we have numerous  patents pending internationally on various formulations and unique mechanisms in topical delivery. All patents with Invisicare are owned by Skinvisible.

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

In the first quarter of 2011, we entered into a feasibility agreement with Novartis Pharma AG of Basel, Switzerland. Under the agreement, we will assess the technical feasibility of a topical formulation with an undisclosed compound utilizing our proprietary Invisicare delivery system. This formulation, if proven successful, would improve Invisicare’s main benefits by providing controlled release of the proprietary active ingredient. The agreement includes the option for the two companies to enter into a future exclusive licensing agreement which would include a licensing fee and royalties based on sales. The second phase of this project’s development contract was extended and will conclude in the 2nd quarter of 2012.

Orphan Drug Applications

In March 2011, we submitted our product for Netherton Syndrome to the U.S. Food and Drug Administration (FDA) to obtain orphan drug status. This was followed with Skinvisible’s Orphan Drug application in Europe in February of 2012. In the US, we continue to submit additional data and undergo further review. Netherton Syndrome is a genetic disease that is characterized by excessively scaly, circular red skin, brittle hair and for some also atopic dermatitis. Once approved, we will seek an exclusive pharmaceutical partner to expedite the approval and commercialization of this formulation worldwide. There are incentives provided for the development of orphan drugs they include eligibility for seven years of market exclusively for the product (USA) and ten years in Europe, as well as a waiver of fees, tax incentives and a potential for grants to fund clinical trials. Some orphan drugs also receive an expedited review if the disease is severe or life-threatening.

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

Research and Development Expenditures

We incurred research and development expenditures of $6,358 in the fiscal year ended December 31, 2011, and $7,312 in the fiscal year ended December 31, 2010.

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

- For an order declaring that Defendants have infringed on the Company’s trademarks;

- For an order declaring that Defendants have willfully misappropriated the Company’s trade secrets;

- A preliminary and permanent injunction against Defendants prohibiting each of them from further infringement of the Patents and the Company’s trademarks and trade secrets;

- Injunctive relief is being sought due to the continued infringement by Norvell;

- For an order declaring that Sunless Beauty Ltd. and Angie Trelstad have breached the License Agreement;

- An award of damages the Company has suffered by reason of the allegations charged in the complaint;

- An award to the Company of its costs and attorneys’ fees;

- Such other relief as the Court may deem just and proper.

We are currently seeking default judgments against certain defendants in the case. We have filed a preliminary injunction against Norvell Skin Solutions, LLC.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SKVI” on the OTCBB operated by the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the OTCQB operated by OTC Markets Group, Inc.  Few market makers continue to participate in the OTCBB system because of high fees charged by FINRA.  Consequently, market makers that once quoted our shares on the OTCBB system may no longer be posting a quotation for our shares. As of the date of this report, however, our shares are quoted by several market makers on the OTCQB. The criteria for listing on either the OTCBB or OTCQB are similar and include that we remain current in our SEC reporting. Our reporting is presently current and, since inception, we have filed our SEC reports on time.

Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder may be unable to resell his securities in our company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	0.06	0.04
September 30, 2011	0.075	0.043
June 30, 2011	0.075	0.04
March 31, 2011	0.095	0.04

Fiscal Year Ending December 31, 2010
Quarter Ended	High $	Low $
December 31, 2010	0.06	0.04
September 30, 2010	0.08	0.04
June 30, 2010	0.10	0.06
March 31, 2010	0.16	0.08

On April 11, 2012, the last sales price per share of our common stock on the OTCQB was $0.05.

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

Holders of Our Common Stock

As of December 31, 2011, we had 106,592,159 shares of our common stock issued and outstanding, held by 183 shareholders of record, other than those held in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.	our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

During the three months ended December 31, 2011, we issued 900,000 shares of our common stock to subscribers for an aggregate of $45,000 in proceeds. We also issued two year warrants to the subscribers to purchase an aggregate amount of 450,000 shares of common shares at a strike price of $0.08 per share.

During the three months ended December 31, 2011, we issued 340,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $18,900 into equity.

During the three months ended December 31, 2011, we issued 510,400 shares of our common stock as a result of entering into a loan conversion agreement with a lender to convert a total principal balance and interest of $20,415 into equity. We also issued a two year warrant to the lender to purchase an aggregate amount of 255,200 shares of common shares at a strike price of $0.06 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2011.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2011

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,350,000	$0.05	2,650,000
Equity compensation plans not approved by security holders	8,392,451	$0.07	-
Total	15,742,451		2,650,000
14

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

Results  of Operations for the Years Ended December 31, 2011 and 2010

Revenues

Our total revenue reported for the year ended December 31, 2011 was $180,185, a decrease from $229,175 for the year ended December 31, 2010. The decrease in revenues for the year ended December 31, 2011 from the prior year is primarily attributable to decreased sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2011 decreased to $1,680 from the prior year when cost of revenues was $19,461. The decrease in our cost of revenues for the year ended December 31, 2011 from the prior year is attributable to fewer costs associated with product materials.

Gross Profit

Gross profit for the year ended December 31, 2011 was $178,505, or approximately 99% of sales. Gross profit for the year ended December 31, 2010 was $209,714, or approximately 91% of sales.

Operating Expenses

Operating expenses increased to $1,406,733 for the year ended December 31, 2011 from $1,009,955 for the year ended December 31, 2010. Our operating expenses for the year ended December 31, 2011 consisted mainly of salaries and wages of $31,305, accrued salaries and wages of $365,404, rent of $56,177, accounting and audit expenses of $46,120, depreciation and amortization expenses of $56,313, and consulting expenses of $58,448. In comparison, our operating expenses for the year ended December 31, 2010 consisted mainly of salaries and wages of $222,549, accrued salaries and wages of $219,509, rent of $61,816, royalties paid of $72,000, accounting and audit expenses of $43,320, depreciation and amortization expenses of $41,986, and consulting expenses of $36,822.

Other Expenses

We paid less in interest expenses for the year ended December 31, 2011 than in the prior year ended 2010,which was the primary basis for total other expenses of $132,257 for the year ended December 31, 2011 as compared with $272,796 for the prior year.

Net Loss

Net loss for the year ended December 31, 2011 was $1,360,485 compared to net loss of $1,073,038 for the year ended December 31, 2010.

Liquidity  and Capital Resources

As of December 31, 2011, we had total current assets of $27,034 and total assets in the amount of $296,917. Our total current liabilities as of December 31, 2011 were $1,488,110. We had a working capital deficit of $1,461,076 as of December 31, 2011.

Operating activities used $192,460 in cash for year ended December 31, 2011. Our net loss of $1,360,485 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $584,559, accrued expenses converted to notes of $442,978 and stock based compensation of $155,100.

Cash flows used by investing activities during the year ended December 31, 2011 was $87,404 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during year ended December 31, 2011 amounted to $278,601 and consisted primarily of $223,001 from the issuance of stock and $25,200 as proceeds from loans.

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

Off Balance Sheet Arrangements

As of December 31, 2011, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of  $21,118,943 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2011 and 2010
F-3	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2011 and 2010
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skinvisible, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are tree of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2011 and 2010, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note I. Absent the successful completion of one of these alternatives, the Company's operating results will increasingly become uncertain. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Sarna & Company

Certified Public Accountants

April 12, 2012

Thousand Oaks, California

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
Current assets
Cash	$1,218	$2,481
Accounts receivable	1,105	—
Inventory	14,953	16,595
Due from related party	1,145	1,145
Prepaid expense and other current assets	8,613	14,003
Total current assets	27,034	34,224

Fixed assets, net of accumulated depreciation of $330,002 and $328,369, respectively	5,717	7,349
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $162,621 and $107,941, respectively	264,166	231,441

Total assets	$296,917	$273,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$623,972	$638,717
Accrued interest payable	—	5,150
Loans from related party	12,400	—
Loans payable	27,661	—
Convertible notes payable, net of unamortized debt discount of $-0- and $3,477, respectively	62,475	108,965
Convertible notes payable related party, net of unamortized discount of $698,845 and $538,295, respectively	531,810	249,383
Unearned revenue	229,792	302,815
Total current liabilities	1,488,110	1,305,030

Total liabilities	1,488,110	1,305,030

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 106,592,159 and 97,518,259 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	106,594	97,520
Additional paid-in capital	19,821,156	18,628,922
Accumulated deficit	(21,118,943)	(19,758,458)
Total stockholders' deficit	(1,191,193)	(1,032,016)

Total liabilities and stockholders' deficit	$296,917	$273,014

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended ended
	December 31, 2011	December 31, 2010
	(Audited)	(Audited)
Revenues	$180,185	$229,175
Cost of revenues	1,680	19,461
Gross profit	178,505	209,714
Operating expenses
Depreciation and amortization	56,313	41,936
Selling general and administrative	1,350,420	968,019
Total operating expenses	1,406,733	1,009,955
Loss from operations	(1,228,228)	(800,242)
Other (expense)
Interest expense	(127,152)	(272,796)
Loss on conversion of debt	(5,105)	—
Total other expense	(132,257)	(272,796)
Provision for income taxes	—	—
Net loss	$(1,360,485)	$(1,073,038)
Basic loss per common share	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	101,370,461	89,879,372

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2009	94,943,509	$94,945	$17,740,914	$(18,685,421)	$(849,562)
Issuance of stock for cash	500,000	500	24,500	—	25,000
Issuance of stock for services	416,750	417	31,866	—	32,283
Issuance of stock for conversion of debts	1,175,000	1,175	92,825	—	94,000
Issuance of employee stock options	—	—	91,460	—	91,460
Issuance of stock options for services	483,000	483	63,410	—	63,893
Issuance of warrants for services	—	—	35,763	—	35,763
	—	—	548,184	—	548,184
Net loss	—	—	—	(1,073,037)	(1,073,037)
Balance, December 31, 2010 (audited)	97,518,259	$97,520	$18,628,922	$(19,758,458)	$(1,032,016)
Issuance of stock for cash	4,187,500	4,188	203,813	—	208,001
Issuance of stock for conversion of debts	1,912,400	1,912	79,663	—	81,575
Issuance of stock for services	2,724,000	2,724	152,376	—	155,100
Issuance of stock upon exercise of warrants in lieu of debt	250,000	250	14,750	—	15,000
Financing costs related to convertible notes payable	—	—	741,632	—	741,632
Net loss	—	—	—	(1,360,485)	(1,360,485)
Balance, December 31, 2011 (audited)	106,592,159	$106,594	$19,821,156	$(21,118,943)	$(1,191,193)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2011	December 31, 2010
	(Audited)	(Audited)

Cash flows from operating activities:
Net loss	$(1,360,485)	$(1,073,037)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	56,313	41,936
Stock based compensation	155,100	126,220
Amortization of debt discount	584,559	191,180
Interest expense paid with common stock	—	548,183
Loss on conversion of debt	5,105	—
Accrued expenses converted to notes	442,978	—
Changes in operating assets and liabilities:
Decrease in inventory	1,642	1,034
Increase in accounts receivable	(1,105)	468
Increase in prepaid expenses and other current assets	5,390	(9,791)
Decrease in related party receivable	—	3,060
Decrease in prepaid royalty fees	—	50,000
Decrease in accounts payable and accrued liabilities	(14,749)	(102,997)
Increase (decrease) in accrued interest	5,815	(11,949)
Increase (decrease) in unearned revenue	(73,023)	253,023
Net cash provided by (used in) operating activities	(192,460)	17,330

Cash flows from investing activities:

Purchase of fixed assets and intangible assets	(87,404)	(138,702)
Net cash used in investing activities	(87,404)	(138,702)

Cash flows from financing activities:
Proceeds from issuance of stock	223,001	25,000
Proceeds from, net of payments to, related parties for loans	12,400	—
Proceeds from convertible notes payable	18,000	72,985
Payments on convertible notes payable		—
Proceeds from loans	25,200	—
Net cash provided by financing activities	278,601	97,985

Net change in cash	(1,263)	(23,387)

Cash, beginning of period	2,481	25,868

Cash, end of period	$1,218	$2,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$81,575	$—
Beneficial conversion feature	$741,632	$—

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Skinvisible, Inc., (referred to as the “Company”) is focused on the development and manufacture of innovative topical, transdermal and mucosal polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Additionally, the Company’s non-dermatological formulations, offer solutions for a broad spectrum of markets women’s health, pain management, and others. The Company maintains executive and sales offices in Las Vegas, Nevada.

History – Skinvisible, Inc. (referred to as the “Company”) was incorporated in Nevada on March 6, 1998 under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

Skinvisible, Inc. together with its subsidiary shall herein be collectively referred to as the “Company”.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,118,943 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended December 31, 2011 and 2010 totaled $155,100 and $126,220, respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2011:

	2011	2010
Machinery and equipment	$55,463	55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	38,105
Leasehold improvements	12,569	12,596
Lab equipment	115,946	115,946
Total	335,718	335,718
Less: accumulated depreciation	330,001	328,369
Fixed assets, net of accumulated depreciation	$5,717	7,349

Depreciation expense for the years ended December 31, 2011 and 2010 was $1,633 and $2,167, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2011, patents and trademarks total $264,166, net of $162,621 of accumulated amortization. Amortization expense for the years ended December 31, 2011 and 2010 was $54,680 and $39,769, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2011.

4.    UNEARNED REVENUE

Unearned revenue totaling $229,792 as of December 31, 2011 relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5. STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the year ended December 31, 2010, the Company granted stock options to employees and directors totaling 1,610,000 shares of its common stock with a weighted average strike price of $0.06. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options were valued at $91,460 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 2.19%, a dividend yield of 0% and volatility rates ranging from 131% to 172%.  The Company recorded an expense of $91,460 for the year ended December 31, 2010. There were no stock options issued to employees or directors during the year ended December 30, 2011.

Stock options non-employees – During the year ended December 31, 2010, the Company granted stock options for services totaling  450,000 shares of its common stock with a weighted average strike price of $0.06 per share. All stock options were exercisable upon grant. The stock options have been valued at $25,563 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 3.5%, a dividend yield of 0% and volatility rates ranging from  131% to 172%. There were no non-employee stock options issued during the year ended December 31, 2011.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

5. STOCK OPTIONS AND WARRANTS – (continued)

The following is a summary of option activity during the years ended December 31, 2011 and 2010.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	10,280,000	0.05

Options granted and assumed	—	—
Options expired	300,000	0.04
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2011	9,980,000	0.05

As of December 31, 2011, 9,980,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2011 and 2010.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	5,844,347	0.10

Warrants granted and assumed	3,049,950	0.07
Warrants expired	2,881,846	0.09
Warrants canceled	—	—
Warrants exercised	250,000	—

Balance, December 31, 2011	5,762,451	0.10

All warrants outstanding as of December 31, 2011 are exercisable. The warrants issued during 2011 were issued as part of a series of common stock subscriptions for retirement of debts.

6.    RELATED PARTY TRANSACTIONS

For the years ending December 31, 2011 and 2010, the Company had an unsecured loan payable due to an officer of the Company bearing no interest, due on demand totaling $12,400 and $0, respectively. As of December 31, 2011, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 7.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

7. CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2011, convertible notes to three individuals were exercised resulting in a removal of $76,055 from Convertible notes. These same notes accrued $6,957 of interest and accounted for $10,871 of the debt discount amortization for the year ended December 31, 2011.

On December 31, 2011, the Company re-negotiated accrued salaries and interest for the three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $676,055 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $584,559 as of December 31, 2011. The beneficial conversion feature is valued under the intrinsic value method.

8. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2011 are as follows:

2012	57,606
2013	9,601

Rental expense, resulting from operating lease agreements, approximated $56,177 for the year ended December 31, 2011.

9.    DEFINITIVE AGREEMENTS

During the year ended December 31 2011, the Company amended two license agreements previously entered into with RHEI Pharmaceuticals HK Ltd. previously amended October 12, 2010. The amendment canceled what was previously referred to as the “Three Products Agreement” and modified the “DermSafe Agreement” to include license rights to Europe only. The DermSafe Agreement allows for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe. All amounts previously paid for the license agreement were applied to the “DermSafe Agreement”. On July 26, 2011 the DermSafe Agreement was amended, deferring the remaining $200,000 payment until December 15th, 2011 and all other agreements with RHEI were cancelled, with the option to renegotiate (provided the “Three Products” were not licensed to another company) once the balance payment for DermSafe was received. The cash received has been considered deferred revenue and is amortized over a 5 year period. As of December 31, 2011, the $200,000 had not been received, management expects the payments to be received during the 2nd quarter of 2012. As of December 31, 2011, of the cash received of $300,000, $100,000 had been amortized and recognized as revenue leaving a balance of $200,000 as unearned revenue.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2011 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2011.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	64	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	58	Director

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

Mr. Greg McCartney has been a member of our board of directors since January 10, 2005. Mr. McCartney is Managing Director of Taylor, Butterfield & Worth Asset Management Corporation, a management consulting services firm assisting clients in becoming fully reporting public companies. Previously Mr. McCartney was the Chairman of the Board for Genesis Bioventures (formerly BioLabs) and also formerly served as their CEO. Mr. McCartney has over 20 years experience serving as officer and director of both private and public companies in various manufacturing and technology industries. Prior to founding BioLabs in 1997, Mr. McCartney was the founder and director of Aspenwood Holdings Corporation, a business consulting firm specializing in financing, public relations and venture capital in the technology and manufacturing industries. From 1986 to 1995 he was the President of an emerging high technology company and also served as officer and director of other companies. Previously, he was involved with international real estate and land development.

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

Significant Employees

Ms. Doreen McMorran, is head of Business Development. Ms. McMorran brings to the Company almost 20 years of experience in the medical and pharmaceutical industry, specifically in the areas of strategic planning, sales and marketing. She has spent the last seven years selling to international dermatology and skincare focused companies like Procter and Gamble, Johnson & Johnson, Stiefel, Galderma, Novartis and Graceway, to name a few. Ms. McMorran, who holds a Bachelor of Commerce (Honors) degree, spent six years in the pharmaceutical industry with Astra Pharma. Additionally she has held senior management level positions with a number of healthcare companies, focusing on business development, sales, marketing and operations.

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

For the fiscal year ending December 31, 2011, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2011 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2011, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2011:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	2	0
Greg McCartney Director	0	3	0
Lutz Family Trust	0	0	0
Doreen McMorran	1	2	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2010 2011	180,000 180,000	- -	- -	56,808 -	- -	- -	- -	236,808 180,000

Narrative Disclosure to the Summary Compensation Table

On January 29, 2009, we entered into an employment agreement with our sole executive officer, Terry Howlett. The agreement is effective retroactively to January 1, 2009, and term of the agreement is until December 31, 2012, and may be renewed for an additional 36 months unless terminated. Under the agreement, Mr. Howlett earns a cash stipend of $13,333.33 per month ($160,000 per year). Effective January 1, 2010, his cash stipend increased to $15,000 per month ($180,000 per year). He will also receive bonuses based on a percentage of license fees, royalty fees, and financings; paid vacation or the election to receive vacation benefits in payment; and reimbursements of expenses, including automobile and limited living expenses. In addition, the agreement provides for Mr. Howlett to be awarded stock options at the discretion of the board of directors.

Due to financial constraints, however, we were not able to pay Mr. Howlett any cash during the fiscal year ended December 31, 2011.

On December 31, 2011, we executed a convertible promissory note in favor of Terry Howlett, our CEO and member of our board of directors. The aggregate principal amount of his note is $415,657.03 and includes accrued salary through 2010 and the last six months of 2011. The interest rate on his note is 10% per annum, matures on December 31, 2016, is convertible into shares of our common stock at $0.04 per share, and includes a warrant for the right to purchase further shares at $0.06 per share if exercised within 3 years following the conversion date. The warrant agreement will give Mr. Howlett the right to purchase one share for every two shares acquired by him in the conversion.

On July 1, 2011, we executed a convertible promissory note in favor of Mr. Howlett. The aggregate principal amount of his note is $12,134.72 and includes accrued salary for the first six months of 2011. The interest rate on his note is 10% per annum, matures on June 30, 2012, is convertible into shares of our common stock at $0.05 per share, and includes a warrant for the right to purchase further shares at $0.08 per share if exercised within 3 years following the conversion date. The warrant agreement will give Mr. Howlett the right to purchase one share for every two shares acquired by him in the conversion.

The aggregate value of the above convertible notes and warrants, which totaled $ 427,791.75, was computed in accordance with ASC 718-10 “Compensation-Stock Compensation” and is reported in the summary compensation table above in the column titled “All Other Compensation.”

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000 1,000,000	- - - - - -	- - - - - -	0.04 0.04 0.04 0.04 0.08 0.06	10/19/2013 1/30/2013 1/3/2016(2) 1/19/2014 12/6/2014 11/14/2015	- - - - -	- - - - -	- - - - -	- - - - - -

(1)	On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued on December 7, 2009 of 1,000,000 shares at $0.08 per share and the option issued on November 15, 2010 at $0.06 per share. Aside from this modification, during the last fiscal year there was not any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.
(2)	On January 10, 2010, our Board of Directors approved to extend the expiration date 5 years.
24

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney		14,400					14,400

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $1,200, which is sometimes paid in restricted common stock valued in accordance with FASB ASC Topic 718. Mr. McCartney received a total of 249,000 shares valued at an aggregate total of $ 14,400..

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	27,774,437 shares	23.9%
Common	Greg McCartney(5)	2,155,500 shares	1.9%
Total of All Directors and Executive Officers:		29,929,937 shares	22.7%

More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		11,117,500 shares	10.27%
Doreen McMorran(7)		29,286,297 shares	21.29%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.
(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 108,228,909 shares of common stock issued and outstanding on March 19, 2012.
25

(4)	Includes 7,723,248 shares held in his name and options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.08 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.06 per share, warrants that may be immediately exercised to purchase 1,500,000 shares at a price of $0.05 per share, a Debt Conversion Agreement which grants the right to convert gross salary debt owed of $12,134.72 into 242,700 shares of common stock at $0.05 per share, a warrant under the Debt Conversion Agreement to purchase 121,350 shares of common stock at $0.08 per share, a Debt Conversion Agreement which grants the right to convert gross salary debt owed of $415,657.03 into 10,391,426 shares of common stock at $0.04 per share, and a warrant under the Debt Conversion Agreement to purchase 5,195,713 shares of common stock at $0.06 per share.
(5)	Includes 70,000 shares held in Penson Financial Services of Canada, Inc., options that may be exercised immediately to purchase 800,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 250,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 250,000 shares at a price of $0.06 per share.
(6)	As stated in the reporting person’s Form 3 filed with the Securities and Exchange Commission on January 25, 2010.
(7)	As stated in the reporting person’s Form 5 filed with the Securities and Exchange Commission on February 25, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2011 or in any presently proposed transaction which, in either case, has or will materially affect us.

On December 31, 2011, we executed convertible promissory notes in favor of three key employees to provide the option to convert their accrued salary into common stock in our company. We have historically entered into these note agreements when cash was unavailable to meet our payroll obligations. The aggregate principal amount of the notes is $833,478.65 and includes unpaid accrued salary through 2010 and the last six months of 2011 for these employees. The principal amount belongs to the following persons in the following amounts:

Terry Howlett	$415,657.03
Doreen	$328,481.39
Jim Roszell	$89,340.23

Each note has an interest rate of 10% per annum, matures on December 31, 2016 and is convertible into shares of our common stock at $0.04 per share. In addition, we have agreed to issue a warrant agreement in the name of the employee’s designate, which will give the holder the right to purchase further shares at $0.06 per share if exercised within 3 years following the conversion date. The warrant agreement will give the holder the right to purchase one share for every two shares acquired by the employee.

We have executed separate convertible promissory notes in the aggregate principal amount of $107,578 in on July 1, 2011 for the first six months of 2011 for these same employees, and that information along with the terms of those notes has been disclosed in our prior SEC filings.

26

Also on December 31, 2011, we executed convertible promissory notes in favor of Doreen McMorran in the aggregate principal amount of $289,599.66 for monies she loaned the company. Each note has an interest rate of 10% per annum, matures on December 31, 2012 and is convertible into shares of our common stock at $0.04 per share, except for $179,677.66 of the principal amount, which is convertible at $0.03 per share. In addition, we have agreed to issue a warrant agreement in the name of the Ms. McMorran’s designate, which will give the holder the right to purchase further shares at $0.06 per share ($0.05 per share for the $179,677.66 note) if exercised within 3 years following the conversion date. The warrant agreement will give the holder the right to purchase one share for every two shares acquired by Ms. McMorran.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$18,800	$0	$0	$0
2011	$17,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
23.1	Consent of Sarna & Company, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Skinvisible, Inc.

By:	/s/ Terry Howlett
Terry Howlett President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Terry Howlett
Terry Howlett
Director
April 16, 2012

By:	/s / Greg McCartney
Greg McCartney
Director
April 16, 2012

28