Form 10-Q
period 2012-03-31
SKINVISIBLE INC
filed 2012-05-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

___________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,228,909 common shares as of March 31, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011 (audited)
F-2	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)
F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2012 and 2011 (unaudited)
F-4	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$1,199	$1,218
Accounts receivable	605	1,105
Inventory	14,077	14,953
Due from related party	7,145	1,145
Prepaid expense and other current assets	31,774	8,613
Total current assets	54,800	27,034

Fixed assets, net of accumulated depreciation of $330,316 and $328,852, respectively	5,402	5,717
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $180,025 and $122,602, respectively	275,171	264,166

Total assets	$335,373	$296,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$766,044	$623,972
Accrued interest payable	33,758	—
Loans from related party	16,525	12,400
Loans payable	27,661	27,661
Convertible notes payable, net of unamortized debt discount of $3,886 and $-0- respectively	72,590	62,475
Convertible notes payable related party, net of unamortized discount of $595,809 and $403,722, respectively	634,846	531,810
Unearned revenue	212,292	229,792
Total current liabilities	1,763,716	1,488,110

Total liabilities	1,763,716	1,488,110

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 108,228,909 and 101,673,759 shares issued and outstanding at March 31, 2012 and March 31, 2011, respectively	108,230	106,594
Additional paid-in capital	19,896,841	19,821,156
Accumulated deficit	(21,433,414)	(21,118,943)
Total stockholders' deficit	(1,428,343)	(1,191,193)

Total liabilities and stockholders' deficit	$335,373	$296,917

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011

Revenues	$30,078	$80,355

Cost of revenues	876	438

Gross profit	29,202	79,917

Operating expenses
Depreciation and amortization	17,719	15,144
Selling general and administrative	$292,933	$308,859
Total operating expenses	310,652	324,003

Loss from operations	(281,450)	(244,086)

Other income and (expense)
Interest expense	(34,748)	(22,950)
Gain on extinguishment of Debt	1,727	—
Total other expense	(33,021)	(22,950)

Provision for income taxes	—	—

Net loss	$(314,471)	$(267,036)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	104,559,568	100,295,748

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(314,471)	$(267,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,718	15,144
Stock based compensation	—	85,800
Amortization of debt discount	103,814	139,503
Debt paid with common stock	41,659	—
Gain on extinguishment of debt	(1,728)	—
Changes in operating assets and liabilities:
Decrease in inventory	876	438
Increase in accounts receivable	500	(250,000)
Increase in prepaid expenses and other current assets	(23,161)	(11,510)
(Increase) decrease in related party receivable	(6,000)	—
Increase in accounts payable and accrued liabilities	143,800	20,630
Increase (decrease) in accrued interest	33,758	19,784
Increase in unearned revenue	(17,500)	172,500
Net cash used in operating activities	(20,735)	(74,747)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(28,409)	(14,583)
Net cash used in investing activities	(28,409)	(14,583)

Cash flows from financing activities:
Proceeds from issuance of stock	—	63,000
Proceeds from, net of payments to, related parties for loans	4,125	—
Proceeds from convertible notes payable	14,000	—
Proceeds from loans	31,000	25,200
Net cash provided by financing activities	49,125	88,200

Net change in cash	(19)	(1,130)

Cash, beginning of period	1,218	2,481

Cash, end of period	$1,199	$1,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$41,659	$56,056
Beneficial conversion feature	$4,664	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,433,414 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES - (continued)

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2012, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2012 and 2011 totaled $0 and $85,800, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2012 and 2011:

	2012	2011
Machinery and equipment	$55,463	55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	38,105
Leasehold improvements	12,569	12,596
Lab equipment	115,946	115,946
Total	335,718	335,718
Less: accumulated depreciation	330,316	328,852
Fixed assets, net of accumulated depreciation	$5,402	6,866

Depreciation expense for the three months ended March 31, 2012 and 2011 was $314 and $484, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2012, patents and trademarks total $455,196, net of $180,025 of accumulated amortization. Amortization expense for the three months ended March 31, 2012 and 2011 was $17,405 and $14,661, respectively.

License and distributor rights (“agreement”) was acquired by the Company in January 1999 and provides exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2012

4.    UNEARNED REVENUE

Unearned revenue totaling $212,292 as of March 31, 2011 relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5. STOCK OPTIONS AND WARRANTS

Stock options employees and directors – During the year ended December 31, 2010, the Company granted stock options to employees and directors totaling 1,610,000 shares of its common stock with a weighted average strike price of $0.06. Certain stock options were exercisable upon grant and have a life ranging from 3 months to 5 years. The stock options were valued at $91,460 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 2.19%, a dividend yield of 0% and volatility rates ranging from 131% to 172%.  The Company recorded an expense of $91,460 for the year ended December 31, 2010. There were no stock options issued to employees or directors during the three months ended March 31, 2012.

Stock options non-employees – During the year ended December 31, 2010, the Company granted stock options for services totaling  450,000 shares of its common stock with a weighted average strike price of $0.06 per share. All stock options were exercisable upon grant. The stock options have been valued at $25,563 using the Black-Scholes option  pricing model based upon the following assumptions: term of 5 years,  risk free interest rates ranging from 1.25% to 3.5%, a dividend yield of 0% and volatility rates ranging from  131% to 172%. There were no non-employee stock options issued during the three months ended March 31, 2012.

5. STOCK OPTIONS AND WARRANTS – (continued)

The following is a summary of option activity during the three months ended March 31, 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	9,980,000	0.05

Options granted and assumed	—	—
Options expired	30,000	0.4
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2012	9,950,000	0.05

As of March 31, 2012, 9,950,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,762,451	0.10

Warrants granted and assumed	387,500	0.06
Warrants expired	212,500	0.12
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2012	5,937,451	0.09

All warrants outstanding as of March 31, 2011 are exercisable. The warrants issued during 2012 were issued as part of a series of common stock subscriptions for retirement of debts.

6.    RELATED PARTY TRANSACTIONS

For the three months ending March 31, 2012, the Company had an two unsecured loans payable due to officers of the Company bearing no interest, due on demand totaling $11,500 and $5,025, respectively. For the three months ended March 31, 2011 the company had no related party transactions. As of March 31, 2012, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 7.

7. CONVERTIBLE NOTES PAYABLE

On December 31, 2011, the Company re-negotiated accrued salaries and interest for the three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $676,055 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $103,036 as of March 31, 2012. The beneficial conversion feature is valued under the intrinsic value method.

On March 12, 2012 the Company signed two promissory notes for $10,000 and $4,000. The promissory notes are convertible into common stock with a warrant feature. The promissory notes are unsecured, due six months from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $4,664. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $778 as of March 31, 2012. The beneficial conversion feature is valued under the intrinsic value method.

8. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2012 are as follows:

2012	43,919
2013	9,601

Rental expense, resulting from operating lease agreements, approximated $13,687 for the three months ended March 31, 2012.

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

As of March 31, 2012, the $200,000 had not been received, management expects the payments to be received during the 2nd quarter of 2012. As March 31, 2011, of the cash received of $300,000, $115,000 had been amortized and recognized as revenue leaving a balance of $185,000 as unearned revenue.

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

Orphan Drug Applications

In March 2011, we submitted our product for Netherton Syndrome to the U.S. Food and Drug Administration (FDA) to obtain orphan drug designation. This was followed with Skinvisible’s orphan drug application to the European Medicines Agency (EMA) in February of 2012. On May 10 of 2012 our EMA application was withdrawn and the EMA have requested further studies. We will review the studies suggested by the EMA that would provide the necessary data to obtain orphan drug designation. In addition we believe this data will assist us in obtaining orphan drug designation by the FDA in the US.

Netherton Syndrome is a genetic disease that is characterized by excessively scaly, circular red skin, brittle hair and for some also atopic dermatitis. Once approved, we will seek an exclusive pharmaceutical partner to expedite the approval and commercialization of this formulation worldwide. There are incentives provided for the development of orphan drugs, they include eligibility for seven years of market exclusively for the product (USA) and ten years in Europe, as well as a waiver of fees, tax incentives and a potential for grants to fund clinical trials. Some orphan drugs also receive an expedited review if the disease is severe or life-threatening.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenues

Our total revenue reported for the three months ended March 31, 2012 was $30,078, a decrease from $80,355 for the same period ended March 31, 2011.  The decrease in revenues for the three months ended March 31, 2012 from the prior period is attributable to lower sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2012 increased to $876, as compared with $438 for the three months ended March 31, 2011. The change in our cost of revenues for the three and nine months ended September 30, 2010 from the prior periods is minimal and attributable to sales of polymers.

Gross Profit

Gross profit for the three months ended March 31, 2012 was $29,202, or approximately 97% of sales. Gross profit for three months ended March 31, 2011 was $79,917, or approximately 99% of sales.

Operating Expenses

Operating expenses decreased to $310,652 for the three months ended March 31, 2012 from $324,003 for the same period ended March 31, 2011. Our operating expenses for the three months ended March 31, 2012 consisted of depreciation and amortization expenses of $17,719 and selling, general and administrative expenses of $292,933. Our operating expenses for the three months ended March 31, 2011 consisted of depreciation and amortization expenses of 15,144, and selling, general and administrative expenses of $308,859.

Other Expenses

We paid more in interest expenses for three months ended March 31, 2012 than in the period ended 2011,which was the primary basis for total other expenses of $33,021for the three months ended March 31, 2012 as compared with $22,950 for the prior year period.

Net Loss

We recorded a net loss of $314,471 for the three months ended March 31, 2012, as compared with a net loss of $267,036 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $54,800 and total assets in the amount of $335,373. Our total current liabilities as of March 31, 2012 were $1,763,716.  We had a working capital deficit of $1,708,916 as of March 31, 2012.

Cash flows used in operating activities was $20,735 for the three months ended March 31, 2012. Our net loss of $314,471 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $103,814, an increase in accounts payable and accrued liabilities of $143,000.

Cash flows used by investing activities during the three months ended March 31, 2012 was $28,409 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the three months ended March 31, 2012 amounted to $49,125 and consisted primarily of $31,000 in proceeds from loans, $14,000 in proceeds from convertible notes payable, and $4,125 in proceeds from related party loans.

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

Off Balance Sheet Arrangements

As of March 31, 2012, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,433,414 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4T.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2012: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

We are unable to remedy our controls related to the inadequate segregation of duties and ineffective risk management until we receive financing to hire additional employees.  In January 2011, we hired an outsourced controller to improve the controls for accounting and financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We are currently in the process of settling the case. The parties are negotiating the terms of a settlement agreement, and we hope to have more information in the near future as to the resolution of the case.

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

During the three months ended March 31, 2012, we issued 861,750 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $43,386 into equity.

During the three months ended March 31, 2012, we issued 775,000 shares of our common stock as a result of entering into a loan conversion agreements with lenders to convert a total principal balance and interest of $31,000 into equity. We also issued a two year warrant to the lender to purchase an aggregate amount of 387,500 shares of common shares at a strike price of $0.04 per share.

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

Item 4.     Mine Safety Disclosures

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 14, 2012

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

