Form 10-Q
period 2012-06-30
SKINVISIBLE INC
filed 2012-08-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,944,909 common shares as of July 2, 2012.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2010 (audited)
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)
F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2012 and 2011 (unaudited)
F-4	Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash	$6,705	$1,218
Accounts receivable	10,000	1,105
Inventory	13,201	14,953
Due from related party	1,145	1,145
Prepaid expense and other current assets	42,069	8,613
Total current assets	73,120	27,034

Fixed assets, net of accumulated depreciation of $330,630 and $328,852, respectively	5,088	5,717
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $197,606 and $122,602, respectively	279,871	264,166

Total assets	$358,079	$296,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$701,466	$623,972
Accrued interest payable	5,551	—
Loans from related party	19,984	12,400
Loans payable	27,661	27,661
Convertible notes payable, net of unamortized debt discount of $71,691 and $-0-, respectively	150,167	62,475
Convertible notes payable related party, net of unamortized discount of $702,548 and $698,845, respectively	745,517	531,810
Unearned revenue	194,792	229,792
Total current liabilities	1,845,138	1,488,110

Total liabilities	1,845,138	1,488,110

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 109,020,909 and 106,592,159 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	109,022	106,594
Additional paid-in capital	20,169,778	19,821,156
Accumulated deficit	(21,765,859)	(21,118,943)
Total stockholders' deficit	(1,487,059)	(1,191,193)

Total liabilities and stockholders' deficit	$358,079	$296,917

See Accompanying Notes to Consolidated Financial Statements.

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$30,550	$55,915	$60,628	$146,270

Cost of revenues	1,068	—	1,944	438

Gross profit	29,482	55,915	58,684	145,832

Operating expenses
Depreciation and amortization	17,895	12,299	35,614	27,443
Selling general and administrative	$306,016	$192,955	$598,949	$501,813
Total operating expenses	323,911	205,254	634,563	529,256

Loss from operations	(294,429)	(149,339)	(575,879)	(383,424)

Other income and (expense)
Interest expense	(35,272)	(20,625)	(70,020)	(43,575)
Loss on Conversion of Debt	(3,580)	—	(3,580)	—
Gain on extinguishment of Debt	836	—	2,563	—
Total other expense	(38,016)	(20,625)	(71,037)	(43,575)

Net loss	$(332,445)	$(169,964)	$(646,916)	$(426,999)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	105,275,699	100,710,034	102,762,334	100,504,035

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(646,916)	$(426,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,614	27,443
Stock based compensation	—	104,100
Amortization of debt discount	218,603	277,487
Stock issued for conversion of accounts payable		—
Debt paid with common stock	82,984	—
Accrued expenses converted to notes	217,445	—
Loss on extinguishment of debt	3,580	—
Gain on extinguishment of debt	(2,563)	—
Changes in operating assets and liabilities:
Decrease in inventory	1,752	438
Increase in accounts receivable	(8,895)	(210,000)
Increase in prepaid expenses and other current assets	(33,456)	(27,961)
Increase in accounts payable and accrued liabilities	77,494	12,046
Increase in accrued interest	5,551	40,978
Increase (decrease) in unearned revenue	(35,000)	141,977
Net cash used in operating activities	(83,807)	(60,491)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(50,690)	(51,107)
Net cash used in investing activities	(50,690)	(51,107)

Cash flows from financing activities:
Proceeds from issuance of stock	—	78,000
Proceeds from, net of payments to, related parties for loans	7,584	6,647
Proceeds from convertible notes payable	101,400	—
Proceeds from loans	31,000	25,200
Net cash provided by financing activities	139,984	109,847

Net change in cash	5,487	(1,751)

Cash, beginning of period	1,218	2,481

Cash, end of period	$6,705	$730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$82,984	$56,056
Beneficial conversion feature	$231,385	$—

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,765,859 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Revenue recognition

Product sales – Revenues from the sale of products (Invisicare® polymers) are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

Royalty sales – The Company also recognizes royalty revenue from licensing its patented product formulations only when earned, when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Distribution and license rights sales – The Company also recognizes revenue from distribution and license rights only when earned (and are amortized over a five year period), when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2012 and December 31, 2012, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2012 and 2011 totaled $0 and $104,100 respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2012 and December 31, 2011:

	2012	2011
Machinery and equipment	$55,463	$55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	38,105
Leasehold improvements	12,569	12,596
Lab equipment	115,946	115,946
Total	335,718	335,718
Less: accumulated depreciation	330,630	330,001
Fixed assets, net of accumulated depreciation	$5,088	$5,717

Depreciation expense for the six months ended June 30, 2012 and 2011 was $628 and $926, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2012, patents and trademarks total $279,871, net of $197,606 of accumulated amortization. Amortization expense for the six months ended June 30, 2012 and 2011 was $34,986 and $26,517, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2012.

4.    UNEARNED REVENUE

Unearned revenue totaling $194,792 and $229,792 as of June 30, 2012 and December 31, 2011, respectively relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the six months ended June 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	9,980,000	0.05

Options granted and assumed	—	—
Options expired	330,000	0.4
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2012	9,650,000	0.05

As of June 30, 2012, 9,650,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,762,451	0.10

Warrants granted and assumed	387,500	0.06
Warrants expired	212,500	0.12
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2012	5,937,451	0.09

All warrants outstanding as of June 30, 2012 are exercisable. The warrants issued during 2012 were issued as part of a series of conversions of convertible notes with attached warrants. The warrants issued allow the holder to purchase one share for every two share issued upon conversion.

6.    RELATED PARTY TRANSACTIONS

For the six months ending June 30, 2012, the Company had two unsecured loans payable due to officers of the Company bearing no interest, due on demand totaling $11,459 and $8,525, respectively. For the six months ended June 30, 2011 the Company had no related party transactions. As of June 30, 2012, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 7.

7. CONVERTIBLE NOTES PAYABLE

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $676,055 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $206,071 as of June 30, 2012. The beneficial conversion feature is valued under the intrinsic value method.

On March 12, 2012, the Company signed two promissory notes for $10,000 and $4,000. The promissory notes are convertible into common stock with a warrant feature. The promissory notes are unsecured, due six months from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $4,664. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $1,556 as of June 30, 2012. The beneficial conversion feature is valued under the intrinsic value method.

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $208,001. The beneficial conversion feature is valued under the intrinsic value method.

8. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2012 are as follows:

2012	25,983
2013	9,601

Rental expense, resulting from operating lease agreements, approximated $31,623 and $28,803 for the six months ended June 30, 2012 and 2011, respectively.

9.    DEFINITIVE AGREEMENTS

During the year ended December 31 2011, the Company amended two license agreements previously entered into with RHEI Pharmaceuticals HK Ltd. previously amended October 12, 2010. The amendment canceled what was previously referred to as the “Three Products Agreement” and modified the “DermSafe Agreement” to include license rights to Europe only. The DermSafe Agreement allows for the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe. All amounts previously paid for the license agreement were applied to the “DermSafe Agreement”. On July 26, 2011, the DermSafe Agreement was amended, deferring the remaining $200,000 payment until December 15th, 2011 and all other agreements with RHEI were cancelled, with the option to renegotiate (provided the “Three Products” were not licensed to another company) once the balance payment for DermSafe was received. The cash received has been considered deferred revenue and is amortized over a 5 year period.

As of June 30, 2012, the $200,000 had not been received. Management expects the payments to be received during the 3rd quarter of 2012. As June 30, 2012, of the cash received of $300,000, $130,000 had been amortized and recognized as revenue leaving a balance of $170,000 as unearned revenue related to this agreement.

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

Company Overview

We, through our wholly owned subsidiary Skinvisible Pharmaceuticals Inc., are a pharmaceutical research and development (“R&D”) company that has developed and patented an innovative polymer delivery system, Invisicare® and formulated over forty topical skin products which we out-license globally. We were incorporated in 1998, and target an estimated $80 billion global skincare and dermatology market and a $30 billion global over-the-counter market as well as other healthcare / medical and consumer goods markets.

With the research and development complete on these forty products and twelve patents issued (technology and product patents), we are ready to monetize our investment. Our business model is to out-license our patented prescription, over-the-counter (“OTC”) and cosmeceutical products featuring Invisicare to established manufacturers and marketers of brands internationally and to maximize its profits from the eight products it has already out-licensed. We have also recently developed a product for Netherton syndrome, for which we are seeking “orphan drug” status in both the United States and Europe. This designation has the potential to be highly lucrative, with more global companies seeing the value of an orphan drug.

The opportunity for us to license our products has recently increased due to improving market conditions, the need for pharmaceutical companies to access external R&D companies for new products due to their own down-sizing or elimination of internal R&D departments. The demand for our products is enhanced due to the granting of key US and international patents, the completed development of a number of unique products.

The Opportunity

We are raising capital to implement our growth strategy defined in our business plan. Our growth strategy is to:

(1)	Capitalize on the success of current licensees,
a.	Two licensees currently in the marketplace: Womens Choice Pharmaceuticals is marketing ProCort® a hemorrhoid cream in the US and Alto Pharmaceuticals marketing DermSafe® in Canada and ramping up for the fall flu season;
b.	Three licensees completing regulatory approval in 2012/2013 followed by product launches.

(2)	Increase the value of our Rx pipeline through clinical enhancements:
a.	Complete FDA compliant studies on two key prescription products, the first is on our orphan drug candidate for Netherton syndrome and secondly a prescription product.
b.	Form strategic alliances to obtain FDA 505.b.2 and European approval for key prescription products.

(3)	Increase licensing revenues by securing additional licensees globally through the sales efforts of the three experienced sales agents added in Q2.

The Products

Pivotal to our success is our patented polymer delivery system technology Invisicare. The advantage of products formulated with Invisicare is (1) Invisicare’s ability to bind active ingredients (the drug) to the skin, forming a protective bond on the skin, for extended periods of time - some up to eight hours or more; (2) Invisicare can deliver targeted levels (high or low) of therapeutic or cosmetic ingredients to the skin in a controlled release; (3) Invisicare can help to reduce the irritation of some active ingredients due to how it controls the slower release of that active and (4) Invisicare science proves that it provides a protective skin barrier which helps retain the natural moisture content of the skin, while still allowing it to breathe. These benefits present an excellent opportunity for clear scientific advantages and marketing messages which resonate with physicians and consumers.

The Market

The dermatology market is large, with over 80% of Americans affected by some kind of skin condition in their lifetime. The worldwide market for dermatology products including prescription, OTC and cosmeceuticals is estimated at $80 billion.

Company History

We formed Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), in March 1998 and purchased the exclusive worldwide manufacturing and marketing rights for a polymer delivery system invention; now called Invisicare® from the inventor for $2 million. We have continued to develop the Invisicare technology and subsequent product development resulting in over seven series of Invisicare and over forty unique, patented formulations offering distinctive benefits that differentiate them significantly from other leading products in the marketplace.

Company Location and Facilities

Our head office is located in Las Vegas where we operate from approximately a 3,500 leased square feet of office, laboratory, and warehouse space.

What We Do

We have positioned ourselves in the $80 billion worldwide prescription and over-the-counter dermatology and skincare market. We generate revenue by:

  LICENSING: We develop topical prescription and over-the-counter products enhanced with Invisicare to license to pharmaceutical and consumer goods companies around the world for an upfront fee and ongoing royalties;
  CO-DEVELOPMENT: We assist pharmaceutical clients in the early development of the most optimal formulation, which they then take forward into clinical testing;
  LIFE CYCLE MANAGEMENT: We provide cost-effective solutions to global pharmaceutical companies by reformulating their products coming off patent with a new Invisicare patent and new product benefits and line extensions. Pharmaceutical companies are under a lot of pressure to develop innovative strategies to counteract the revenue loss from their drugs coming off patent.

Corporate Ownership

We are a publicly traded company under the symbol SKVI, listed on the OTC Bulletin Board since February 1999 and currently trading on OTCQB in the US.

We carry on business primarily through our wholly owned subsidiary Skinvisible Pharmaceuticals, Inc., also a Nevada corporation.

Table: Corporate Highlights

Year of Incorporation	1998
OTCBB / OTCQB Exchange	SKVI
Shares Outstanding	108 million
Insider Ownership	40 million
Public Float	68 million
Current Price	$0.04
52 Wk. Hi/Lo	$0.08/$0.03
Market Cap.	$4.4 million
Fiscal Year End	December 31

Patents

Patent protection provides our products with a key advantage in the marketplace, exclusivity and the advantage of no duplication from competitors. The patents are very comprehensive, covering three distinct categories: composition, the manufacturing process and the indication or use.

Patent approvals are sought (initially in the U.S. and later internationally) for all products developed. We have been granted twelve patents, including four in the United States and eight comprehensive international patents for Invisicare in Australia, China, India, Japan, South Korea, Hong Kong, Europe and Canada. There are a number of U.S. product and new Invisicare patents pending in addition to Patent Cooperation Treaties (or PCTs) which allow for one patent to be filed internationally. Some of these PCT patents cover up to five products. All Invisicare patents remain our property, with licensees obtaining the right to use the patented product formulations.

Trademarks

When developing new products using Invisicare, we file for both patent and trademark protection. We have been granted trademarks in the U.S. and Canada for the following names:

- Skinvisible® w Invisicare® w JUSTCARE® w Work Gluv®

Business Model

Our business model is to license out our patent protected products globally.

Our out-licensing business model is multi-pronged. Revenue is generated from several potential sources, including one-time and on-going fees. Products are licensed to established brand manufacturers in the dermatology and pharmaceutical markets globally.

Revenue generation: We receive a combination of four revenue streams including:

  Research and development fees;
  Upfront license fee;
  Ongoing royalties for the life of the patent or twenty years, whichever is longer;
  Licensees purchase Invisicare polymers from us.. The polymers make up 6-8% of each final product formulation for OTC and cosmetic formulas and less for prescription formulas.

Strategic Growth Opportunities

Our growth strategy is to:

  Capitalize on the success of current licensees;

  Increase the value of our current pipeline and;

  Boost licensing revenues by securing additional licensees globally and to develop a robust royalty revenue stream that will finance the Company’s future growth.

1.	Capitalize On Current Licensees:

We have eight licensees around the globe. Three of these licensees are currently in the marketplace; Avon Products globally purchase Invisicare polymers, Women’s Choice Pharmaceuticals in the United States and Alto Pharmaceuticals in Canada. Additionally, we have five licensees which have products being prepared for launch. We work diligently with our licensees to ensure they have a smooth manufacturing process, ongoing R&D support and marketing feedback.

Launched Products:

Three of our licensees are currently in the marketplace; Avon Products globally, Alto Pharmaceuticals in Canada and Women’s Choice Pharmaceuticals in the United States:

Avon Products, Inc:

Product: We have a long-term contract with Avon globally for over ten years to provide Invisicare polymer for their long-lasting lipsticks.

Sales: Invisicare polymers are purchased directly from Skinvisible.

Alto Pharmaceuticals:

Product: DermSafe®, long lasting hand sanitizer lotion launched in Canada in Q4 of

2011 for commercial / industrial use

Sales and Royalties: DermSafe has completed its manufacturing in Canada and Health Canada registration requirements and is seeking distributors in the commercial / healthcare marketplace.

They are anticipating an increase in demand in the third quarter of 2012, aligned with back to school and the beginning of flu season.

Women’s Choice Pharmaceuticals:

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States August 2011

Sales and Royalties: ProCort has had an exponential increase in sales, achieving double digit increase in sales this past Quarter. Skinvisible receives a royalty based on net sales.

Product Launches for 2012/2013:

We have six additional products licensed to five licensees. These licensees are seeking regulatory approvals in their territories for prescription products and regional registration for over-the-counter products.

Dermal Defense

- Licensed Safe4Hours® Antibacterial/Antimicrobial Hand Sanitizers (1% Triclosan) for North America to Dermal Defense.Safe4Hours® First Aid Antiseptic & Skin Protectant is a line extension.

Laboratorios Panalab S.A

- Licensed prescription acne products Adapalene cream for the countries of Argentina, Brazil and Chile for an upfront license fee and royalty.

- Regional approvals required prior to launch of products which is anticiapted to be completed in Q3 of 2012

Embil Pharmaceuticals Co. Ltd.

- Licensed two prescription acne products Clindamycin and Retinoic Acid for the countries of Turkey, Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan, as well as the S.E Asian countries of Indonesia, Malaysia, and the Philippines, for an upfront license fee and a royalty

- Launch scheduled after regulatory approval in Q1 of 2013

Mayquest Pharmaceuticals PTY

- Licensed DermSafe chlorhexidine hand sanitizer for Singapore, Taiwan, Thailand, Indonesia and the Philippines for a license fee and royalty

- Received importation approval for DermSafe from Canada to Singapore. Launch pending

- Currently seeking distribution partner or sub- licensee to launch the product

RHEI Pharmaceuticals HK Ltd.

- Licensed DermSafe chlorhexidine hand sanitizer for commercial use only in Europe

- RHEI has received approval for DermSafe in Belgium, which can be leveraged for other EU country approvals and registrations

- License fee of $500,000 plus royalty based on product sales. A $300,000 payment has been paid to us, with a balance of $200,000 due prior to RHEI receiving authority to launch

2.	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

We have a pipeline of over forty products which are available for licensing. Testing is conducted in-house generating proof of concept including release of the active ingredient as well as long term shelf life (stability). Additional studies conducted on specific products including skin sensitivity, toxicity and product efficacy are outsourced to FDA compliant laboratories. These studies are critical in attracting potential licensees. Our clinical strategy is to:

(1)     Add new studies for our prescription products. Our clinical strategy is to increase the amount of outsourced studies, specifically for our prescription products. Additional studies including skin penetration and skin irritation studies will add to the integrity and value of our products available for licensing.

(2)     Obtain orphan drug status for our Netherton syndrome product. Along with our research and development of products to treat common skin conditions, we have also developed a patent pending product to treat a rare skin condition called Netherton syndrome. This disease is caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure.

Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US and Europe. Applications have been made to both the FDA in the US and the EMA in Europe for approval. Following our presentation to the EMA they requested we complete additional disease-specific studies. The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market. It is anticipated with an orphan drug approval, we will receive a multi-million dollar license fee plus an on-going royalty. We are currently in discussions with potential licensees and we are implementing a pivotal study in the third quarter of 2012 to assist with the approval process.

(3)     Seek clinical partnerships which will result in FDA approvals of our prescription products. There are three “Phases” involved in obtaining FDA approval. The completion of Phase 1 and/or Phase 2 will increase the value of the license and royalty fees of out products significantly.

3.	Secure Additional Licensees:

We are in discussions with various global, US, Canadian and European based pharmaceutical companies for licenses. These negotiations are at various stages and some are expected to close by the first quarter of 2013.

To facilitate further expansion, we have entered into three agreements with agents knowledgeable and connected in the dermatology market. Two of these agents have existing clients in the United States and Asia.

Invisicare – The Technology and Products

At the heart of our product line is our patented technology and trademarked Invisicare family of polymer delivery vehicles. Invisicare has a unique formula and process for combining hydrophilic and hydrophobic polymers into stable formulations with almost any type of active ingredient. The Invisicare technology delivers drugs on, in or through the skin with a controlled release and can be tailored to almost any type of molecule and the needs of our licensees.

Key Benefits of the Invisicare Technology

Invisicare enhances topical products with the following advantages:

- Independent studies have proven that products utilizing Invisicare will bond active ingredients to the skin for up to four hours or more even after washing.

- Invisicare is non-occlusive and allows for normal skin respiration and perspiration while holding the body’s natural moisture in the skin as well as protecting against exposure from a wide variety of environmental irritants.

- Invisicare adheres to the skin's outer layers, forming a protective bond and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. The "invisible" polymer compositions wear off as part of the natural exfoliation process of the skin’s outer layer.

- Invisicare allows enhanced delivery performance for a variety of skincare agents resulting in improved efficacy, longer duration of action, reduced irritation and often requires a lower dosage of the active.

- Invisicare has a patented process for combining water-soluble and water-insoluble polymers to hold water insoluble and certain cationic active ingredients on the skin without the use of alcohol, waxes, or other organic solvents; a key advantage over similar product formulas.

- When Invisicare is formulated into a new product, a patent can be applied for, giving the product a unique position in the marketplace that cannot be duplicated. It also provides a cost-effective solution to pharmaceutical companies looking for life cycle management for their existing products coming off patent or requiring market revitalization.

Some product specific benefits illustrated in independent studies:

-	DermSafe kills bacteria for up to four hours – studies conclude that DermSafe hand sanitizer kills the “Super Bug” methicillin-resistant staphylococcus (MRSA) up to 94% and Escherichia coli (E.coli), a major cause of food borne illnesses in humans, up to 99% after four hours, even when hands are rinsed and towel dried at hour 1,2 and 4 hr. (Bioscience Labs, Montana)
-	DermSafe kills viruses for up to four hours – studies conclude that DermSafe kills the influenza A virus’s including H1N1 (“bird flu”), H5N1 (“swine flu”) and H3N2.

(RetroScreen Virology, Queen Mary School of Medicine, London England)

-	Sunless Tanner lasts 73% longer than similar products – studies conducted by the largest supplier of DHA; the active that makes skin brown, showed significant advantages over leading branded products. (EMD Merck, Germany)
-	Sunscreens meet FDA critical wave length requirements – conducted by one of the largest suppliers of sunscreen filters, our sunscreens, SPF 15, 30 and 50 exceed the new FDA regulations for sunscreens in both critical wavelength and “broad spectrum” rating. (DSM Nutritional Products, New Jersey)

Invisicare Formulations

Our forty products have been successfully tested in-house to show proof of concept and are ready to be licensed. We continue to develop other prescription, OTC and cosmeceutical products in response to the needs of the marketplace. (See the Appendix for a list of our current licensees and our Licensing Opportunities).

Product patent applications are immediately filed on newly developed products. FDA regulatory approvals are required for prescription products while OTC products have limited requirements. Cosmetic-type products, products without therapeutic claims and OTC products that follow the FDA monograph, are immediately available for marketing. In Canada, OTC products follow the Health Canada monograph requiring only the submission of a DIN registration.

Over 40 products developed and available for licensing:

CONDITION / USE	PRESCRIPTION (PRE-CLINICAL)	OTC / COSMECEUTICAL
Acne	3	2
Actinic Keratosis	1
Analgesics	1	6
Anti-Fungal	2	2
Anti-Inflammatory	4	1
Antimicrobial	1	4
Pre-Operative Skin Prep	1
Dermatitis / Dry Skin	1	5
Netherton Syndrome	1
Anti- Aging		4
Suncare		6
Sunless Tanning		3
TOTAL	15	33

Research and Development

Our facilities include a research and development laboratory, headed by James Roszell PhD, where we continue to enhance our current product offerings and to develop a variety of new product formulations with Invisicare for out-licensing.

Our R&D focus is centered on the following initiatives:

-	We continue to expand our product development beyond the dermatology market into other areas including women’s health, orphan drugs, pain management and surgical;
-	To increase the value of our prescription products, with additional testing on our most lucrative prescription products in order to provide independent validation and verification of our product claims. We utilize FDA compliant, independent laboratories with extensive qualifications for carrying out investigative product studies, utilizing protocols incorporating Good Lab Practice and Good Clinical Practice ("GLP/GCP") standards;
-	We have successfully developed a unique product for Netherton syndrome and are seeking orphan drug status for this product. Additional studies are required in order to receive approval as an orphan drug in the United States and Europe.
-	We have also completed preliminary development of a new Invisicare technology which will provide transdermal delivery of drugs. This new transdermal delivery system will allow us to enter the very lucrative markets of hormone replacement therapy, neurological treatment, nicotine cessation and others.

Pharmaceutical Development

In February of 2011 we entered into a feasibility agreement with Novartis, AG. The project was extended into the second quarter of 2012. The project did not achieve all of the criteria in the timeframe required by the client and the project is now canceled.

Sales and Marketing Plan

Our Licensing Strategy

We pursue potential licensing agreements, business opportunities, strategic alliances and collaborative partners, directly through senior management as well as through our sales consultants and medical advisors.

Our management is focused on the success of our Invisicare formulated products, with continued efforts being made by senior staff and consultants to close current and future negotiations for out-licensing deals. Access is gained through direct contact by our personnel and with the assistance of our brokers, consultants and advisors. The advisors include medical experts with strong ties to pharmaceutical companies and/or key opinion leaders in dermatology, infectious disease and plastic surgery internationally. Recently we added three agents who will assist with business development in the United States and Asia.

Licensing Target Market

We target key decision makers in pharmaceutical, medical, cosmetic and consumer goods companies, both on a national and international scale. Companies with products coming off patent, looking for line extensions and international companies that want to launch “US branded” products, continue to be key targets.

Additionally we seek strategic partnerships with companies with clinical development expertise in order to take our products further down the clinical development process and to achieve higher returns when licensing our products.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues

Our total revenue reported for the three months ended June 30, 2012 was $30,550, a decrease from $55,915 for the same period ended June 30, 2011.  Our total revenue reported for the six months ended June 30, 2012 was $60,628, a decrease from $146,270 for the same period ended June 30, 2011.  The decrease in revenues for the three and six months ended June 30, 2012 from the prior periods is attributable to lower sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2012 increased to $1,068, as compared with $0 for the three months ended June 30, 2011. Our cost of revenues for the six months ended June 30, 2012 increased to $1,944, as compared with $438 for the six months ended June 30, 2011. The change in our cost of revenues for the three and six months ended June 30, 2012 from the prior periods is minimal and attributable to sales of polymers.

Gross Profit

Gross profit for the three months ended June 30, 2012 was $29,482, or approximately 96% of sales. Gross profit for three months ended June 30, 2011 was $55,915, or approximately 100% of sales. Gross profit for the six months ended June 30, 2012 was $58,684, or approximately 96% of sales. Gross profit the six months ended June 30, 2011 was $145,832, or approximately 99% of sales.

Operating Expenses

Operating expenses increased to $323,911 for the three months ended June 30, 2012 from $205,254 for the same period ended June 30, 2011. Our operating expenses for the three months ended June 30, 2012 consisted of $17,895 in depreciation and amortization and $306,016 in selling, general and administrative expenses. Our operating expenses for the three months ended June 30, 2011 consisted of $12,299 in depreciation and amortization and $192,955 in selling, general and administrative expenses.

Operating expenses decreased to $634,563 for the six months ended June 30, 2012 from $529,256 for the same period ended June 30, 2011. Our operating expenses for the six months ended June 30, 2012 consisted of $35,614 in depreciation and amortization and $598,949 in selling, general and administrative expenses.. Our operating expenses for the six months ended June 30, 2011 consisted of $27,443 in depreciation and amortization and $501,813 in selling, general and administrative expenses..

Other Expenses

We paid more in interest expenses for three and six months ended June 30, 2012 than in the periods ended 2011, which was the primary basis for total other expenses of $38,016 for the three months ended June 30, 2012 as compared with $20,625 for the prior year period, and $71,073 for the six months ended June 30, 2012 as compared with $43,575 for the prior year period.

Net Loss

We recorded a net loss of $332,445 for the three months ended June 30, 2012, as compared with a net loss of $169,964 for the three months ended June 30, 2011. We recorded a net loss of $646,916 for the six months ended June 30, 2012, as compared with a net loss of $426,999 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $73,120 and total assets in the amount of $358,079. Our total current liabilities as of June 30, 2012 were $1,845,138.  We had a working capital deficit of $1,772,108 as of June 30, 2012.

Cash flows used in operating activities was $83,807 for the six months ended June 30, 2012. Our net loss of $646,916 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $218,603, and accrued expenses converted to notes in the amount of $217,445.

Cash flows used by investing activities during the six months ended June 30, 2012 was $50,690 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the six months ended June 30, 2012 amounted to $139,984 and consisted primarily of $31,000 in proceeds from loans, $101,400 in proceeds from convertible notes payable, and $7,584 in proceeds from related party loans.

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

Off Balance Sheet Arrangements

As of June 30, 2012, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,765,859 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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
  For an order declaring that Defendants have infringed on the Company’s trademarks;
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
  An award to the Company of its costs and attorneys’ fees;
  Such other relief as the Court may deem just and proper.

We have settled with Norvell Skin Solutions, LLC but the case is still open and we are pursuing the action against Angie Trelstad and TMTA, LLC.

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

During the three months ended March 31, 2012, we issued 792,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $39,600 into equity.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 13, 2012

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

