Form 10-K/A
period 2011-12-31
SKINVISIBLE INC
filed 2012-11-19
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 106,592,159 common shares as of April 13, 2012 .

Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Skinvisible, Inc. (the “Company”) for the year ended December 31, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on April 16, 2012. The Amendment is being filed to correct a computational error discovered relating to the debt discount allocated to the company’s convertible notes.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

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
13

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

Liquidity  and Capital Resources

As of December 31, 2011, we had total current assets of $27,034 and total assets in the amount of $296,917. Our total current liabilities as of December 31, 2011 were $ 1,041,089 . We had a working capital deficit of $ 1,014,055 as of December 31, 2011.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2011, the Company had not recorded a reserve for doubtful accounts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skinvisible, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

As discussed in Note 1, the consolidated financial statements of Skinvisible, Inc. as of December 31, 2011, and for the year then ended have been restated to correct a misstatement.

Sarna & Company

Certified Public Accountants

Thousand Oaks, California

April 12, 2012, except for Note 1, as to which the date is November 14, 2012

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

ASSET	December 31, 2011	December 31, 2010
	(Restated)
Current assets
Cash	$1,218	$2,481
Accounts receivable	1,105	—
Inventory	14,953	16,595
Due from related party	1,145	1,145
Prepaid expense and other current assets	8,613	14,003
Total current assets	27,034	34,224

Fixed assets, net of accumulated depreciation of $330,002 and $328,369, respectively
Intangible and other assets
Patents and trademarks, net of accumulated amortization of $162,621 and $107,941, respectively	264,166	231,441

Total assets	$296,917	$273,014

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$623,972	$638,717
Accrued interest payable	—	5,150
Loans from related party	12,400	—
Loans payable	27,661	—
Convertible notes payable, net of unamortized debt discount of $-0- and $3,477, respectively	62,475	108,965
Convertible notes payable related party, net of unamortized discount of $1,145,867 and $538,295, respectively	84,789	249,383
Unearned revenue	229,792	302,815
Total current liabilities	1,041,089	1,305,030

Total liabilities	1,041,089	1,305,030

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 106,592,159 and 97,518,259 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively
Additional paid-in capital	20,268,177	18,628,922
Accumulated deficit	(21,118,943)	(19,758,458)
Total stockholders' deficit	(744,172)	(1,032,016)

Total liabilities and stockholders' deficit	$296,917	$273,014

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

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, December 31, 2009	94,943,509	$94,945	$17,740,914	$(18,685,421)	$(849,562)
Issuance of stock for cash	500,000	500	24,500	—	25,000
Issuance of stock for services	416,750	417	31,866	—	32,283
Issuance of stock for conversion of debts	1,175,000	1,175	92,825	—	94,000
Issuance of employee stock options	—	—	91,460	—	91,460
Issuance of stock options for services	483,000	483	63,410	—	63,893
Issuance of warrants for services	—	—	35,763	—	35,763
Beneficial conversion feature of convertible debt	—	—	548,184	—	548,184
Net loss	—	—	—	(1,073,037)	(1,073,037)
Balance, December 31, 2010 (audited)	97,518,259	$97,520	$18,628,922	$(19,758,458)	$(1,032,016)
Issuance of stock for cash	4,187,500	4,188	203,813	—	208,001
Issuance of stock for conversion of debts	1,912,400	1,912	79,663	—	81,575
Issuance of stock for services	2,724,000	2,724	152,376	—	155,100
Issuance of stock upon exercise of warrants in lieu of debt	250,000	250	14,750	—	15,000
Financing costs related to convertible notes payable	—	—	1,188,653	—	1,188,653
Net loss	—	—	—	(1,360,485)	(1,360,485)
Balance, December 31, 2011 (audited)	106,592,159	$106,594	$19,821,156	$(21,118,943)	$(744,172)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2011	December 31, 2010
	(Restated)

Cash flows from operating activities:
Net loss	$(1,360,485)	$(1,073,037)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	56,313	41,936
Stock based compensation	155,100	126,220
Amortization of debt discount	584,559	191,180
Interest expense paid with common stock	—	548,183
Loss on conversion of debt	5,105	—
Accrued expenses converted to notes	442,978	—
Changes in operating assets and liabilities:
Decrease in inventory	1,642	1,034
Increase in accounts receivable	(1,105)	468
Increase in prepaid expenses and other current assets	5,390	(9,791)
Decrease in related party receivable	—	3,060
Decrease in prepaid royalty fees	—	50,000
Decrease in accounts payable and accrued liabilities	(14,749)	(102,997)
Increase (decrease) in accrued interest	5,815	(11,949)
Increase (decrease) in unearned revenue	(73,023)	253,023
Net cash provided by (used in) operating activities	(192,460)	17,330

Cash flows from investing activities:

Purchase of fixed assets and intangible assets	(87,404)	(138,702)
Net cash used in investing activities	(87,404)	(138,702)

Cash flows from financing activities:
Proceeds from issuance of stock	223,001	25,000
Proceeds from, net of payments to, related parties for loans	12,400	—
Proceeds from convertible notes payable	18,000	72,985
Payments on convertible notes payable		—
Proceeds from loans	25,200	—
Net cash provided by financing activities	278,601	97,985

Net change in cash	(1,263)	(23,387)

Cash, beginning of period	2,481	25,868

Cash, end of period	$1,218	$2,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$81,575	$—
Beneficial conversion feature	$1,188,653	$—

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES - (continued)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31 , 2011, the Company had not recorded a reserve for doubtful accounts.

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

Restatement

Upon completing the Company’s September 30, 2012 financial statements, an accounting error was discovered that misstated certain balance sheet amounts previously reported as of December 31, 2011.  The Company’s financial statements as of December 31, 2011 over-reported convertible notes payable – related parties and total current liabilities by $447,021, and under-reported additional paid in capital and total stockholders’ equity by $447,021.  There was no effect on net loss and no effect on loss per share.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at December 31, 2011:

	December 31, 2011
	As previously reported	Error correction		As restated
Convertible notes payable related party, net of unamortized discount	$531,810	$(447,021)	(a)	$84,789
Total current liabilities	$1,488,110	$(447,021)	(a)	$1,041,089
Additional paid-in capital	$19,821,156	$447,021	(a)	$20,268,177
Total stockholders’ deficit	$(1,191,193)	$447,021	(a)	$(744,172)

(a) To correct errors in debt discount of convertible notes payable related party.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Equity for the fiscal year ended December 31, 2011:

	December 31, 2011
	As previously	Error
	reported	correction		As restated
Balance Additional Paid-in Capital	$19,821,156	$447,021	(a)	$20,268,177
Balance September 30, 2011 - Total Stockholders’ Equity	$(1,360,485)	$447,021	(a)	$(744,172)

(a) To correct errors in debt discount of convertible notes payable related party.

Supplemental Disclosure of Cash Flow Information Statement for the fiscal year ended December 31, 2011:

	December 31, 2011
	As previously	Error
	reported	correction		As restated
Non-cash investing and financing activities
Beneficial conversion feature	$741,632	$447,024	(a)	$1,188,653

(a) To correct errors in debt discount of convertible notes payable related party.

The Error corrections for the year ending December 31, 2011 had no impact on the Statement of Operations and therefore no effect on earnings per share.

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

On December 31, 2011, the Company re-negotiated accrued salaries and interest for the three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $ 1,123,078 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $584,559 as of December 31, 2011. The beneficial conversion feature is valued under the intrinsic value method.

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

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2012 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii)_are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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
November 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Terry Howlett
Terry Howlett
Director
November 16 , 2012

By:	/s / Greg McCartney
Greg McCartney
Director
November 16 , 2012

28