Form 10-Q/A
period 2012-03-31
SKINVISIBLE INC
filed 2012-11-19
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q /A

Amendment No. 1

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

Explanatory Note

This Amendment No.1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Skinvisible, Inc. (the “Company”) for the quarter ended March 31, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on May 15, 2012. The Amendment is being filed to correct a computational error discovered relating to the debt discount allocated to the company’s convertible notes.

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

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS	(Restated)	(Restated)
Current assets
Cash	$1,199	$1,218
Accounts receivable	605	1,105
Inventory	14,077	14,953
Due from related party	7,145	1,145
Prepaid expense and other current assets	31,774	8,613
Total current assets	54,800	27,034

Fixed assets, net of accumulated depreciation of $330,316 and $328,852, respectively	5,402	5,717
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $180,025 and $122,602, respectively	275,171	264,166

Total assets	$335,373	$296,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$766,044	$623,972
Accrued interest payable	33,758	—
Loans from related party	16,525	12,400
Loans payable	27,661	27,661
Convertible notes payable, net of unamortized debt discount of $3,886 and $-0- respectively	72,590	62,475
Convertible notes payable related party, net of unamortized discount of $1,020,399 and $1,145,867, respectively	210,257	84,789
Unearned revenue	212,292	229,792
Total current liabilities	1,339,127	1,041,089

Total liabilities	1,339,127	1,041,089

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 108,228,909 and 101,673,759 shares issued and outstanding at March 31, 2012 and March 31, 2011, respectively
Additional paid-in capital	20,343,862	20,268,177
Accumulated deficit	(21,455,846)	(21,118,943)
Total stockholders' deficit	(1,003,754)	(744,172)

Total liabilities and stockholders' deficit	$335,373	$296,917

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
	(Restated)

Revenues	$30,078	$80,355

Cost of revenues	876	438

Gross profit	29,202	79,917

Operating expenses
Depreciation and amortization	17,719	15,144
Selling general and administrative	$315,365	$308,859
Total operating expenses	333,084	324,003

Loss from operations	(303,882)	(244,086)

Other income and (expense)
Interest expense	(34,748)	(22,950)
Gain on extinguishment of Debt	1,727	—
Total other expense	(33,021)	(22,950)

Provision for income taxes	—	—

Net loss	$(336,903)	$(267,036)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common
shares outstanding	104,559,568	100,295,748

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2012	March 31, 2011
	(Restated)
Cash flows from operating activities:
Net loss	$(336,903)	$(267,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,718	15,144
Stock based compensation	—	85,800
Amortization of debt discount	126,246	139,503
Debt paid with common stock	41,659	—
Gain on extinguishment of debt	(1,728)	—
Changes in operating assets and liabilities:
Decrease in inventory	876	438
Increase in accounts receivable	500	(250,000)
Increase in prepaid expenses and other current assets	(23,161)	(11,510)
(Increase) decrease in related party receivable	(6,000)	—
Increase in accounts payable and accrued liabilities	143,800	20,630
Increase (decrease) in accrued interest	33,758	19,784
Increase in unearned revenue	(17,500)	172,500
Net cash used in operating activities	(20,735)	(74,747)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(28,409)	(14,583)
Net cash used in investing activities	(28,409)	(14,583)

Cash flows from financing activities:
Proceeds from issuance of stock	—	63,000
Proceeds from, net of payments to, related parties for loans	4,125	—
Proceeds from convertible notes payable	14,000	—
Proceeds from loans	31,000	25,200
Net cash provided by financing activities	49,125	88,200

Net change in cash	(19)	(1,130)

Cash, beginning of period	1,218	2,481

Cash, end of period	$1,199	$1,351

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$41,659	$56,056
Beneficial conversion feature	$4,664	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 21,455,846 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The following is a summary of the impact of these restatements on the Company’s Supplemental Disclosure of Cash Flow Information Statement for the fiscal year ended December 31, 2011:

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

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at March 31, 2012:

	March 31, 2012
	As previously reported	Error correction		As restated
Convertible notes payable related party, net of unamortized discount	$634,846	$(424,589)	(a)	$210,257
Total current liabilities	$1,488,110	$(424,589)	(a)	$1,339,127
Additional paid-in capital	$19,896,841	$447,021	(a)	$20,343,862
Accumulated deficit	$(21,433,414)	$(22,432)	(a)	$(21,455,846)
Total stockholders’ deficit	$(1,428,343)	$424,589	(a)	$(1,003,754)

(a) To correct errors in debt discount of convertible notes payable related party.

The following is a summary of the impact of these restatements on the Company’s Consolidated Income Statement for the quarter ended March 31, 2012:

	March 31, 2012
	As previously reported	Error correction		As restated
Selling, general and administrative	$292,933	$22,432	(a)	$315,365
Total operating expenses	$310,652	$22,432	(a)	$333,084
Loss from operations	$(281,450)	$(22,432)	(a)	$(303,882)
Net loss	$(314,471)	$(22,432)	(a)	$(336,903)
Basic loss per common share	$(0.00)	$(0.00)		$(0.00)

(a) To correct errors in debt discount of convertible notes payable related party.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statement of Cash Flows for the quarter ended March 31, 2012:

	March 31, 2012
	As previously reported	Error correction		As restated
Non-cash investing and financing activities
Net loss	$(314,471)	$(22,432)	(a)	$(336,903)
Amortization of debt discount	$103,814	$22,432	(a)	$126,246

(a) To correct errors in debt discount of convertible notes payable related party.

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2012 and 2011:

	2012	2011
Machinery and equipment	$55,463	55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	38,105
Leasehold improvements	12,569	12,596
Lab equipment	115,946	115,946
Total	335,718	335,718
Less: accumulated depreciation	330,316	328,852
Fixed assets, net of accumulated depreciation	$5,402	6,866

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

7. CONVERTIBLE NOTES PAYABLE

On December 31, 2011, the Company re-negotiated accrued salaries and interest for the three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $ 1,123,078 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $ 125,468 as of March 31, 2012. The beneficial conversion feature is valued under the intrinsic value method.

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

Operating Expenses

Operating expenses increased to $ 334,084 for the three months ended March 31, 2012 from $324,003 for the same period ended March 31, 2011. Our operating expenses for the three months ended March 31, 2012 consisted of depreciation and amortization expenses of $17,719 and selling, general and administrative expenses of $ 315,365 . Our operating expenses for the three months ended March 31, 2011 consisted of depreciation and amortization expenses of 15,144, and selling, general and administrative expenses of $308,859.

Other Expenses

We paid more in interest expenses for three months ended March 31, 2012 than in the period ended 2011,which was the primary basis for total other expenses of $33,021for the three months ended March 31, 2012 as compared with $22,950 for the prior year period.

Net Loss

We recorded a net loss of $ 336,903 for the three months ended March 31, 2012, as compared with a net loss of $267,036 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $54,800 and total assets in the amount of $335,373. Our total current liabilities as of March 31, 2012 were $ 1,339,127 .  We had a working capital deficit of $ 1,284,327 as of March 31, 2012.

Cash flows used in operating activities was $20,735 for the three months ended March 31, 2012. Our net loss of $ 336,903 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $ 126,246 , and an increase in accounts payable and accrued liabilities of $143, 8 00.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 21,455,846 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 19 , 2012

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

