Form 10-Q/A
period 2012-06-30
SKINVISIBLE INC
filed 2012-11-19
CIK 1085277

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,020,909 common shares as of June 30 , 2012.

Explanatory Note

This Amendment No.1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of Skinvisible, Inc. (the “Company”) for the quarter ended June 30, 2012 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on August 14, 2012. The Amendment is being filed to correct a computational error discovered relating to the debt discount allocated to the company’s convertible notes.

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

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited)
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011 (unaudited)
F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2012 and 2011 (unaudited)
F-4	Notes to Consolidated Financial Statements

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

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS	(Restated)	(Restated)
Current assets
Cash	$6,705	$1,218
Accounts receivable	10,000	1,105
Inventory	13,201	14,953
Due from related party	1,145	1,145
Prepaid expense and other current assets	42,069	8,613
Total current assets	73,120	27,034

Fixed assets, net of accumulated depreciation of $330,630 and $328,852, respectively	5,088	5,717
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $197,606 and $122,602, respectively	279,871	264,166

Total assets	$358,079	$296,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$723,916	$623,972
Accrued interest payable	21,412	—
Loans from related party	10,265	12,400
Loans payable	27,661	27,661
Convertible notes payable, net of unamortized debt discount of $65,387 and $-0-, respectively	154,349	62,475
Convertible notes payable related party, net of unamortized discount of $1,104,740 and $1,145,867, respectively	343,362	84,789
Unearned revenue	194,792	229,792
Total current liabilities	1,475,757	1,041,089

Total liabilities	1,475,757	1,041,089

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 109,020,909 and 106,592,159 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	20,616,799	20,268,177
Accumulated deficit	(21,843,499)	(21,118,943)
Total stockholders' deficit	(1,117,678)	(744,172)

Total liabilities and stockholders' deficit	$358,079	$296,917

See Accompanying Notes to Consolidated Financial Statements.

F-1

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(Restated)		(Restated)

Revenues	$30,550	$55,915	$60,628	$146,270

Cost of revenues	1,068	—	1,944	438

Gross profit	29,482	55,915	58,684	145,832

Operating expenses
Depreciation and amortization	17,895	12,299	35,614	27,443
Selling general and administrative	363,968	192,955	679,333	501,813
Total operating expenses	381,863	205,254	714,947	529,256

Loss from operations	(352,381)	(149,339)	(656,263)	(383,424)

Other income and (expense)
Interest expense	(35,272)	(20,625)	(70,020)	(43,575)
Gain on extinguishment of Debt	—	—	1,727	—
Total other expense	(35,272)	(20,625)	(68,293)	(43,575)

Net loss	$(387,653)	$(169,964)	$(724,556)	$(426,999)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Basic weighted average common
shares outstanding	105,275,699	100,710,034	102,762,334	100,504,035

See Accompanying Notes to Consolidated Financial Statements.

F-2

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011
	(Restated)
Cash flows from operating activities:
Net loss	$(724,556)	$(426,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,614	27,443
Stock based compensation	—	104,100
Amortization of debt discount	267,444	277,487
Stock issued for conversion of accounts payable		—
Debt paid with common stock	76,009	—
Accrued expenses converted to notes	217,652	—
Gain on extinguishment of debt	(1,727)	—
Changes in operating assets and liabilities:
Decrease in inventory	1,752	438
Increase in accounts receivable	(8,895)	(210,000)
Increase in prepaid expenses and other current assets	(33,456)	(27,961)
Increase in accounts payable and accrued liabilities	99,944	12,046
Increase in accrued interest	21,412	40,978
Increase (decrease) in unearned revenue	(35,000)	141,977
Net cash used in operating activities	(83,807)	(60,491)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(50,690)	(51,107)
Net cash used in investing activities	(50,690)	(51,107)

Cash flows from financing activities:
Proceeds from issuance of stock	—	78,000
Proceeds from, net of payments to, related parties for loans	7,584	6,647
Proceeds from convertible notes payable	101,400	—
Proceeds from loans	31,000	25,200
Net cash provided by financing activities	139,984	109,847

Net change in cash	5,487	(1,751)

Cash, beginning of period	1,218	2,481

Cash, end of period	$6,705	$730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Loan payable converted to convertible loan	$(9,719)	$—
Common stock issued on conversion of debts	$76,009	$56,056
Beneficial conversion feature	$288,069	$—

See Accompanying Notes to Consolidated Financial Statements.

F-3

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $21,843,499 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at December 31, 2011:

	December 31, 2011
	As previously reported	Error correction		As restated
Convertible notes payable related party, net of unamortized discount	$531,810	$(447,021)	(a)	$84,789

Total current liabilities	$1,488,110	$(447,021)	(a)	$1,041,089

Additional paid-in capital	$19,821,156	$447,021	(a)	$20,268,177

Total stockholders’ deficit	$(1,191,193)	$447,021	(a)	$$744,172)

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

The following is a summary of the impact of these restatements on the Company’s Supplemental Disclosure of Cash Flow Information Statement for the fiscal year ended December 31, 2011:

	December 31, 2011
	As previously reported	Error correction		As restated

Non-cash investing and financing activities	$741,632	$447,024	(a)	$1,188,653
Beneficial conversion feature

(a) To correct errors in debt discount of convertible notes payable related party.

The Error corrections for the year ending December 31, 2011 had no impact on the Statement of Operations and therefore no effect on earnings per share.

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at June 30, 2012:

	June 30, 2012
	As previously reported	Error correction		As restated

Accounts payable and accrued liabilities	$701,466	$22,450	(b)	$723,916
Accrued interest payable	$5,551	$15,861	(b)	$21,412
Loans from related party	$19,984	$(9,719)	(b)	$10,265
Convertible notes payable, net of unamortized discount	$150,167	$207	(b)	$154,349
		$3,975	(a)
Convertible notes payable related party, net of unamortized discount	$745,517	$(402,155)	(a)	$343,362

Total current liabilities	$1,488,110	$(398,180)	(a)	$1,475,757
		$28,799	(b)

Additional paid-in capital	$20,169,778	$447,021	(a)	$20,616,799
Accumulated deficit	$(21,765,859)	$(48,841)	(a)	$(21,843,499)
		$(28,799)	(b)
Total stockholders’ deficit	$(1,487,059)	$398,180	(a)	$(1,117,678)
		$(28,799)	(b)

(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

The following is a summary of the impact of these restatements on the Company’s Consolidated Income Statement for the quarter ended June 30, 2012:

	June 30, 2012
	As previously reported	Error correction		As restated
Selling, general and administrative	$292,933	$26,409	(a)	$363,968
		$31,543	(b)

Total operating expenses	$323,911	$26,409	(a)	$381,863
		$31,543	(b)
Loss from operations	$(294,429)	$(26,409)	(a)	$(352,381)
		$(31,543)	(b)
Loss on conversion of debt	$(3,580)	$3,580	(b)	$—
Gain on extinguishment of debt	$836	$(836)	(b)	$—

Net loss	$(332,445)	$(26,409)	(a)	$(387,653)
		$(28,799)	(b)
Basic loss per common share	$(0.00)	$(0.00)		$(0.00)

(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

The following is a summary of the impact of these restatements on the Company’s Consolidated Income Statement for the six months ended June 30, 2012:

	June 30, 2012
	As previously reported	Error correction		As restated
Selling, general and administrative	$598,949	$48,841	(a)	$679,333
		$31,543	(b)
Total operating expenses	$634,563	$48,841	(a)	$714,947
		$31,543	(b)
Loss from operations	$(575,879)	$(48,841)	(a)	$(656,263)
		$(31,543)	(b)
Loss on conversion of debt	$(3,580)	$3,580	(b)	$—
Gain on extinguishment of debt	$836	$(836)	(b)	$1,727

Net loss	$(646,916)	$(48,841)	(a)	$(724,556)
		$(28,799)	(b)
Basic loss per common share	$(0.00)	$(0.00)		$(0.00)

(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2012:

	June 30, 2012
	As previously reported	Error correction		As restated
Net loss	$(646,916)	$(48,841)	(a)	$(724,556)
		$(28,799)	(b)
Amortization of debt discount	$218,603	$48,841	(a)	$267,444
Debt paid with common stock	$82,984	$(6,975)	(b)	$76,009
Accrued expenses converted to notes	$217,445	$207	(b)	$217,652
Loss on extinguishment of debt	$3,580	$(3,580)	(b)	$—
Gain on extinguishment of debt	$(2,563)	$836	(b)	$(1,727)
Increase in accounts payable and accrued liabilities	$77,494	$22,450	(b)	$99,944
Increase in accrued interest	$5,551	$15,861	(b)	$21,412

(a)To correct errors in debt discount of convertible notes payable.
(b)To correct errors due to incorrect allocation of convertible debt.

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

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2012, patents and trademarks total $279,871, net of $197,606 of accumulated amortization. Amortization expense for the six months ended June 30, 2012 and 2011 was $34,986 and $26,517 , respectively.

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

7. CONVERTIBLE NOTES PAYABLE

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $1,123,078 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $250,936 as of June 30, 2012. The beneficial conversion feature is valued under the intrinsic value method.

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

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The beneficial conversion feature is valued under the intrinsic value method.

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

As of June 30, 2012, the $200,000 had not been received. Management expects the payments to be received during the 3nd quarter of 2012. As June 30, 2012, of the cash received of $300,000, $130,000 had been amortized and recognized as revenue leaving a balance of $170,000 as unearned revenue related to this agreement.

F-4

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

Gross Profit

Gross profit for the three months ended June 30, 2012 was $29,482, or approximately 96% of sales. Gross profit for three months ended June 30, 2011 was $55,915, or 100% of sales. Gross profit for the six months ended June 30, 2012 was $58,684, or approximately 96% of sales. Gross profit the six months ended June 30, 2011 was $145,832, or approximately 99% of sales.

Operating Expenses

Operating expenses increased to $ 381,863 for the three months ended June 30, 2012 from $205,254 for the same period ended June 30, 2011. Our operating expenses for the three months ended June 30, 2012 consisted of $17,895 in depreciation and amortization and $ 363,968 in selling, general and administrative expenses. Our operating expenses for the three months ended June 30, 2011 consisted of $12,299 in depreciation and amortization and $192,955 in selling, general and administrative expenses.

Operating expenses increased to $ 714,947 for the six months ended June 30, 2012 from $529,256 for the same period ended June 30, 2011. Our operating expenses for the six months ended June 30, 2012 consisted of $35,614 in depreciation and amortization and $ 679,333 in selling, general and administrative expenses . Our operating expenses for the six months ended June 30, 2011 consisted of $27,443 in depreciation and amortization and $501,813 in selling, general and administrative expenses .

Other Expenses

We paid more in interest expenses for three and six months ended June 30, 2012 than in the periods ended 2011, which was the primary basis for total other expenses of $ 35,272 for the three months ended June 30, 2012 as compared with $20,625 for the prior year period, and $ 68,293 for the six months ended June 30, 2012 as compared with $43,575 for the prior year period.

Net Loss

We recorded a net loss of $ 387,653 for the three months ended June 30, 2012, as compared with a net loss of $169,964 for the three months ended June 30, 2011. We recorded a net loss of $ 724,556 for the six months ended June 30, 2012, as compared with a net loss of $ 426,999 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we had total current assets of $73,120 and total assets in the amount of $358,079. Our total current liabilities as of June 30, 2012 were $ 1,475,757 .  We had a working capital deficit of $ 1,402,637 as of June 30, 2012.

Cash flows used in operating activities was $83,807 for the six months ended June 30, 2012. Our net loss of $ 724,556 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $ 267,444 , and accrued expenses converted to notes in the amount of $ 217,652 .

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 21,843,499 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Amended Quarterly Report on Form 10-Q /A for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 19, 2012

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

