Form 10-Q
period 2012-09-30
SKINVISIBLE INC
filed 2012-11-19
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 108,736,909 common shares as of September 30, 2012.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011 (audited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2012 and 2011 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS		(Restated)
Current assets
Cash	$67,143	$1,218
Accounts receivable	10,000	1,105
Inventory	5,955	14,953
Due from related party	1,145	1,145
Prepaid expense and other current assets	18,304	8,613
Total current assets	102,547	27,034

Fixed assets, net of accumulated depreciation of $330,994 and $330,001, respectively	4,774	5,717
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $205,670
and $162,621, respectively	277,150	264,166

Total assets	$384,471	$296,917

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$719,527	$623,972
Accrued interest payable	23,174	—
Loans from related party		12,400
Loans payable	22,661	27,661
Convertible notes payable, net of unamortized debt discount of $89,868 and $-0-, respectively	383,298	62,475
Convertible notes payable related party, net of unamortized discount of $979,812 and $1,145,867, respectively	468,288	84,789
Unearned revenue	179,792	229,792
Total current liabilities	1,796,740	1,041,089

Total liabilities	1,796,740	1,041,089

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 108,736,909 and 106,592,159 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	108,738	106,594
Additional paid-in capital	20,611,698	20,268,177
Accumulated deficit	(22,132,705)	(21,118,943)
Total stockholders' deficit	(1,412,269)	(744,172)

Total liabilities and stockholders' deficit	$384,471	$296,917

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$22,920	$31,232	$83,548	$177,502

Cost of revenues	—	328	1,944	766

Gross profit	22,920	30,904	81,604	176,736

Operating expenses
Depreciation and amortization	8,068	12,686	43,982	40,129
Selling general and administrative	316,856	352,683	996,189	854,896
Total operating expenses	324,924	365,369	1,040,171	895,025

Loss from operations	(302,004)	(334,465)	(958,567)	(718,289)

Other income and (expense)
Other income	25,000	—	25,000	—
Interest expense	(11,866)	(27,156)	(81,886)	(70,731)
Gain on extinguishment of Debt	(36)	—	1,691	—
Total other expense	13,098	(27,156)	(55,195)	(70,731)

Net loss	$(288,906)	$(361,621)	$(1,013,762)	$(789,020)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	105,073,960	102,554,925	102,694,597	101,125,757

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(1,013,762)	$(426,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,982	27,443
Stock based compensation	—	104,100
Amortization of debt discount	432,602	277,487
Stock issued for conversion of accounts payable		—
Debt paid with common stock	78,361	—
Accrued expenses converted to notes	223,868	—
Gain on extinguishment of debt	(1,691)	—
Changes in operating assets and liabilities:
Decrease in inventory	8,998	438
Increase in accounts receivable	(8,895)	(210,000)
Increase in prepaid expenses and other current assets	(9,691)	(27,961)
Increase in accounts payable and accrued liabilities	97,283	12,046
Increase in accrued interest	23,174	40,978
Increase (decrease) in unearned revenue	(50,000)	141,977
Net cash used in operating activities	(175,771)	(60,491)

Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(56,023)	(51,107)
Net cash used in investing activities	(56,023)	(51,107)

Cash flows from financing activities:
Proceeds from issuance of stock	—	78,000
Proceeds from, net of payments to, related parties for loans	(2,681)	6,647
Proceeds from convertible notes payable	312,900	—
Payments on convertible notes payable	(7,500)
Proceeds from loans	—	25,200
Payments on loans	(5,000)	—
Net cash provided by financing activities	297,719	109,847

Net change in cash	65,925	(1,751)

Cash, beginning of period	1,218	2,481

Cash, end of period	$67,143	$730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Loan payable converted to convertible loan	$(9,719)	$—
Common stock issued on conversion of debts	$78,361	$56,056
Beneficial conversion feature	$326,510	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,132,705 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2012 and December 31, 2011, the Company had not recorded a reserve for doubtful accounts.

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

(UNAUDITED)

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2012 and 2011 totaled $0 and $135,000 respectively.

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

Restatement

Upon completion of the Company’s September 30, 2012 financial statements, accounting errors were discovered that required the restatement of amounts previously reported as of December 31, 2011. The Company’s financial statements as of December 31, 2011 included amounts related to convertible note debt discount that were improperly calculated

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

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Equity for the fiscal year ended December 31, 2011:

	December 31, 2011
	As previously reported	Error correction		As restated
Balance Additional Paid-in Capital	$19,821,156	$447,021	(a)	$20,268,177
Balance September 30, 2011 - Total Stockholder's Equity	$(1,360,485)	$447,021	(a)	$(744,172)

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

2. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2012 and December 31, 2011:

	2012	2011
Machinery and equipment	$55,463	$55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	38,105
Leasehold improvements	12,569	12,596
Lab equipment	115,946	115,946
Total	335,718	335,718
Less: accumulated depreciation	330,944	330,001
Fixed assets, net of accumulated depreciation	$4,774	$5,717

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $943 and $1,304, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2012, patents and trademarks total $277,150, net of $205,670 of accumulated amortization. Amortization expense for the nine months ended September 30, 2012 and 2011 was $43,039 and $22,689, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2012.

4.    UNEARNED REVENUE

Unearned revenue totaling $179,792 and $229,792 as of September 30, 2012 and December 31, 2011, respectively relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 9 “Definitive Agreements”.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	9,980,000	0.05

Options granted and assumed	—	—
Options expired	580,000	0.4
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2012	9,400,000	0.05

As of September 30, 2012, 9,400,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,637,451	0.10

Warrants granted and assumed	812,500	0.06
Warrants expired	212,500	0.12
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2012	6,362,451	0.09

All warrants outstanding as of September 30, 2012 are exercisable. The warrants issued during 2012 were issued as part of a series of conversions of convertible notes with attached warrants. The warrants issued allow the holder to purchase one share for every two share issued upon conversion.

6.    RELATED PARTY TRANSACTIONS

As of September 30, 2012, all related party notes have been extinguished or re-negotiated as convertible notes. See note 8. For the nine months ended September 30, 2011 the Company had no related party transactions.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	September 30,	December 30,
	2012	2011
10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default.	$60,476	$62,476
10% unsecured notes payable to investors, due September 11, 2012. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $4,664. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $4,664 as of September 30, 2012. The beneficial conversion feature is valued under the intrinsic value method. Note is currently is default, no penalties occur due to default.	14,000	—
10% unsecured notes payable to investors, due October, 2012. At the written request of the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $21,575. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $20,551 as of September 30, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.	28,376	—
8% unsecured notes payable to an investor, due March 13, 2013. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 58% of the current share price. The Company has determined the value associated with the original issue discount in connection with the notes and interest to be $55,650. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $22,179 as of September 30, 2012. The original issue discount feature is valued under the intrinsic value method.	75,945	—
8% unsecured notes payable to an investor, due May 15, 2013. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 58% of the current share price. The Company has determined the value associated with the original issue discount in connection with the notes and interest to be $45,050. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $7,728 as of September 30, 2012. The original issue discount feature is valued under the intrinsic value method.	50,665	—

9% unsecured notes payable to an investor, due August 1, 2014. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $19,667. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $1,616 as of September 30, 2012. The original issue discount feature is valued under the intrinsic value method.	153,836	—
	$383,298	$62,476

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE RELATED PARTY

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $1,123,078 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $365,462 as of September 30, 2012. The beneficial conversion feature is valued under the intrinsic value method.

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $10,401 as of September 30, 2012. The beneficial conversion feature is valued under the intrinsic value method.

9. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2012 are as follows:

2012	17,172
2013	9,601

Rental expense, resulting from operating lease agreements, approximated $40,434 and $13,687 for the nine months ended September 30, 2012 and 2011, respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.    DEFINITIVE AGREEMENTS

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

As of September 30, 2012, the $200,000 had not been received. As September 30, 2012, of the cash received of $300,000, $145,000 had been amortized and recognized as revenue leaving a balance of $155,000 as unearned revenue related to this agreement.

11.    SUBSEQUENT EVENTS

On October 12, 2012 the company cancelled its agreement with RHEI Pharmaceuticals HK Ltd. due to the cancelation of the agreement Skinvisible will receive the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe. The deferred revenue of $170,000 will be recognized as revenue in the quarter ending December 31, 2012.

On October 15, 2012 the company paid off the outstanding balance of two of the convertible notes held by inventors for a total of $72,244 which includes a 120% or $8,500 prepayment penalty on one of the notes. As of the date of payment the balance of the two notes was $133,660. Accordingly, the remainder of the debt discount in the amount of $70,793 is to be expensed resulting in a total face value of $197,404. Accordingly, a gain on extinguishment of debt in the amount of $125,180 is also to be recorded. When these transactions are off-set the net result is a gain on the settlement of debt in the amount of $62,867.

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

The opportunity for us to license our products has recently increased due to improving market conditions, the need for pharmaceutical companies to access external R&D companies for new products due to their own down-sizing or elimination of internal R&D departments. The demand for our products is enhanced due to the granting of key US and international patents, and the completed development of a number of unique products.

Our Plan for the Next Twelve Months

Our growth strategy is to:

1.	Capitalize on the success of current licensees;

2.	Increase the value of our current pipeline; and

3.	Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

1.	Capitalize On Current Licensees:

We have eight licensees around the globe. Three of these licensees are currently in the marketplace: Avon Products globally, Women’s Choice Pharmaceuticals in the United States and Alto Pharmaceuticals in Canada. Additionally, we have five licensees that have products being prepared for launch. We work diligently with our licensees to ensure they have a smooth manufacturing process, ongoing R&D support and marketing feedback.

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

They are anticipating an increase in demand in the fourth quarter of 2012, aligned with back to school and the beginning of flu season.

Women’s Choice Pharmaceuticals:

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States August 2011

Sales and Royalties: ProCort continues to increase sales every t quarter. Skinvisible receives a royalty based on net sales.

On October 23, 2012, we executed a letter agreement (the “Termination Agreement”) with RHEI Pharmaceuticals HK Ltd. (“RHEI”) to terminate the License Agreement dated June 30, 2010 and its addendums dated July 20, 2011 and October 12, 2010 in relation to the license rights for the product DermSafe in Europe. We received $300,000 under the License Agreement with a balance of $200,000 that remained owing. Under the Termination Agreement, in exchange for a waiver of the remaining $200,000 and all other claims that we might have, RHEI agreed to transfer to us the regulatory approval obtained in Belgium for the product DermSafe. As a further result of the Termination Agreement, the license granted to RHEI to pursue the marketing, manufacture or sale of DermSafe has been cancelled.

Product Launches for 2012/2013:

We have six additional products licensed to four licensees. These licensees are seeking regulatory approvals in their territories for prescription products and regional registration for over-the-counter products.

Dermal Defense

§    Licensed Safe4Hours® Antibacterial/Antimicrobial Hand Sanitizers (1% Triclosan) for North America to Dermal Defense. Safe4Hours® First Aid Antiseptic & Skin Protectant is a line extension.

Laboratorios Panalab S.A

§    Licensed prescription acne products Adapalene cream for the countries of Argentina, Brazil and Chile for an upfront license fee and royalty.

§    Regional approvals required prior to launch of products which is anticipated to be completed in Q3 of 2012.

Embil Pharmaceuticals Co. Ltd.

§    Licensed two prescription acne products: Clindamycin and Retinoic Acid for the countries of Turkey, Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan, as well as the S.E Asian countries of Indonesia, Malaysia, and the Philippines, for an upfront license fee and royalty.

§    Launch scheduled after regulatory approval in Q1 of 2013.

Mayquest Pharmaceuticals PTY

§    Licensed DermSafe chlorhexidine hand sanitizer for Singapore, Taiwan, Thailand, Indonesia and the Philippines for a license fee and royalty.

§    Received importation approval for DermSafe from Canada to Singapore. Launch pending.

§    Currently seeking distribution partner or sub- licensee to launch the product.

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

Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US and Europe. Applications have been made to both the FDA in the US and the EMA in Europe for approval. Following our presentation to the EMA they requested we complete additional disease-specific studies. The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market. It is anticipated with an orphan drug approval, we will receive a multi-million dollar license fee plus an on-going royalty. We are currently in discussions with potential licensees and we are implementing a pivotal study in the third quarter of 2012 to assist with the approval process.. The study results will then be resubmitted to the both the EMA and FDA for Orphan Drug designation. Our lab studies have shown excellent results so we are positive on the human study.

(3)     Seek clinical partnerships which will result in FDA approvals of our prescription products. There are three “Phases” involved in obtaining FDA approval. The completion of Phase 1 and/or Phase 2 will increase the value of the license and royalty fees of our products significantly.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Revenues

Our total revenue reported for the three months ended September 30, 2012 was $22,920, a decrease from $31,232 for the same period ended September 30, 2011.  Our total revenue reported for the nine months ended September 30, 2012 was $83,548, a decrease from $177,502 for the same period ended September 30, 2011.  The decrease in revenues for the three and nine months ended September 30, 2012 from the prior periods is attributable to lower sales of polymers to our licensees.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2012 decreased to $0, as compared with $328 for the three months ended September 30, 2011. Our cost of revenues for the nine months ended September 30, 2012 increased to $1,944, as compared with $766 for the nine months ended September 30, 2011. The change in our cost of revenues for the three and nine months ended September 30, 2012 from the prior periods is minimal and attributable to sales of polymers.

Gross Profit

Gross profit for the three months ended September 30, 2012 was $22,920, or approximately 100% of sales. Gross profit for three months ended September 30, 2011 was $30,904, or approximately 98% of sales. Gross profit for the nine months ended September 30, 2012 was $81,604, or approximately 97% of sales. Gross profit the nine months ended September 30, 2011 was $176,736, or approximately 99% of sales.

Operating Expenses

Operating expenses decreased to $324,924 for the three months ended September 30, 2012 from $365,369 for the same period ended September 30, 2011. Our operating expenses for the three months ended September 30, 2012 consisted of $8,068 in depreciation and amortization and $316,856 in selling, general and administrative expenses. Our operating expenses for the three months ended September 30, 2011 consisted of $12,686 in depreciation and amortization and $352,683 in selling, general and administrative expenses.

Operating expenses decreased to $1,040,171 for the nine months ended September 30, 2012 from $895,025 for the same period ended September 30, 2011. Our operating expenses for the nine months ended September 30, 2012 consisted of $43,982 in depreciation and amortization and $996,189 in selling, general and administrative expenses. Our operating expenses for the nine months ended September 30, 2011 consisted of $40,129 in depreciation and amortization and $854,896 in selling, general and administrative expenses..

Other Expenses

we received other income for the three months ended September 30, 2012 as compared with no other income the same period ended 2011, which was the primary basis for total other income of $13,098 for the three months ended September 30, 2012 as compared with other expenses of $27,156 for the prior year period,. We had other expenses of $55,195 for the nine months ended September 30, 2012 as compared with other expenses of $70,731for the prior year period.

Net Loss

We recorded a net loss of $288,906 for the three months ended September 30, 2012, as compared with a net loss of $361,621 for the three months ended September 30, 2011. We recorded a net loss of $1,013,762 for the nine months ended September 30, 2012, as compared with a net loss of $789,020 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $102,547 and total assets in the amount of $384,471. Our total current liabilities as of September 30, 2012 were $1,796,740.  We had a working capital deficit of $1,694,193 as of September 30, 2012.

Cash flows used in operating activities was $175,771 for the nine months ended September 30, 2012. Our net loss of $1,013,762 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $432,602, and accrued expenses converted to notes in the amount of $223,868.

Cash flows used by investing activities during the nine months ended September 30, 2012 was $56,023 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the nine months ended September 30, 2012 amounted to $297,719 and consisted primarily of $312,900 in proceeds from convertible notes payable.

As of November 2, 2012, we have received $477,500 in proceeds from the sale of convertible secured promissory notes. From these proceeds, we have repaid two loans totaling $128,000 plus another $18,000 to others.

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

Off Balance Sheet Arrangements

As of September 30, 2012, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,132,705 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2012 and December 31, 2011, the Company had not recorded a reserve for doubtful accounts.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2012, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We have settled with Norvell Skin Solutions, LLC but the case is still open and we are pursuing the action against Sunless Beauty, Ltd., Angie Trelstad and TMTA, LLC.

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

In July 2012, we issued 716,000 restricted shares of our common stock as a result of entering into debt conversion agreements with lenders to convert total principal balances and interest of $35,800 into equity.

In July of 2012, we issued a consultant a three year warrant to purchase 125,000 shares of our common stock at a strike price of $0.04 per share.

In August of 2012, we issued a consultant a three year warrant to purchase 100,000 shares of our common stock at a strike price of $0.04 per share.

On August 31, 2012, we signed a consulting agreement and agreed to issue a one year warrant to purchase 200,000 shares of our common stock at a strike price of $0.04 per share.

In October 2012, we issued 680,500 shares of our common stock as a result of entering into loan conversion agreements with lenders to convert a total principal balance and interest of $17,013 into equity. We also issued a two year warrant to the lenders to purchase an aggregate amount of 340,000 shares of common shares at a strike price of $0.04 per share.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 19, 2012

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

