Form 10-K
period 2012-12-31
SKINVISIBLE INC
filed 2013-04-16
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,332,481

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 109,707,409 common shares as of January 25, 2013

PART I

Item 1. Business

Company Overview

We, through our wholly owned subsidiary Skinvisible Pharmaceuticals Inc., are a pharmaceutical research and development (“R&D”) company that has developed and patented an innovative polymer delivery system, Invisicare® and formulated over forty topical skin products, which we out-license globally. We were incorporated in 1998, and target an estimated $80 billion global skincare and dermatology market and a $30 billion global over-the-counter market as well as other healthcare / medical and consumer goods markets.

With the research and development complete on forty products and numerous patents issued (technology and product patents), we are ready to monetize our investment. Our business model is to out-license our patented prescription, over-the-counter (“OTC”) and cosmeceutical products featuring Invisicare to established manufacturers and marketers of brands internationally and to maximize profits from the products we have already out-licensed. We have also recently developed a product for Netherton syndrome, for which we are seeking “orphan drug” status in both the United States and Europe. This designation has the potential to be highly lucrative, with more global companies seeing the value of an orphan drug.

The opportunity for us to license our products has recently increased due to improving market conditions and the need for pharmaceutical companies to access external R&D companies for new products due to their own down-sizing or elimination of internal R&D departments. The demand for our products is enhanced due to the granting of key US and international patents and the completed development of a number of unique products.

The Products

Pivotal to our success is our patented polymer delivery system technology Invisicare. The advantages of products formulated with Invisicare are (1) Invisicare’s ability to bind active ingredients (the drug) to the skin, forming a protective bond on the skin, for extended periods of time - some up to eight hours or more; (2) Invisicare can deliver targeted levels (high or low) of therapeutic or cosmetic ingredients to the skin in a controlled release; (3) Invisicare can help to reduce the irritation of some active ingredients due to how it controls the slower release of that active ingredient; and (4) Invisicare science proves that it provides a protective skin barrier which helps retain the natural moisture content of the skin, while still allowing it to breathe. These benefits present an excellent opportunity for clear scientific advantages and marketing messages which resonate with physicians and consumers.

The Market

The dermatology market is large, with over 80% of Americans affected by some kind of skin condition in their lifetime. The worldwide market for dermatology products including prescription, OTC and cosmeceuticals is estimated at $80 billion.

Company History

We formed Skinvisible Pharmaceuticals, Inc. (“Skinvisible”), in March 1998 and purchased the exclusive worldwide manufacturing and marketing rights for a polymer delivery system invention now called Invisicare® from the inventor for $2 million. We have continued to develop the Invisicare technology and subsequent product development resulting in over seven series of Invisicare and over forty unique, patented formulations offering distinctive benefits that differentiate them significantly from other leading products in the marketplace.

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

Corporate Ownership

We are a publicly traded company under the symbol SKVI, listed on the OTC Bulletin Board since February 1999 and currently trading on the OTCQB in the US.

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

Patent approvals are sought (initially in the U.S. and later internationally) for all products developed. We have been granted numerous patents, including six in the United States as well as comprehensive international patents for Invisicare in Australia, China, India, South Korea, Hong Kong, Europe and Canada. There are a number of U.S. product and new Invisicare patents pending in addition to Patent Cooperation Treaties (or PCTs) which allow for one patent to be filed internationally. Some of these PCT patents cover up to five products. All Invisicare patents remain our property, with licensees obtaining the right to use the patented product formulations.

This past year we received two product specific patents for sunscreens and retinoids and an additional US Invisicare technology patent. We have been granted a patent due to the ability of Invisicare® to “photo-stabilize” Avobenzone sunscreen for eight hours: a significant advantage over other sunscreens in the marketplace. In addition, recently the FDA implemented new regulations in respect to what claims can be made regarding a sunscreen. Our sunscreens not only surpass these new regulations for broad-spectrum sunscreens, they have been developed with a formula which does not conflict with other sunscreen patents on the market. We are currently in discussions for the licensing of these sunscreen formulations.

In November 2012, we were granted a US patent due to our ability to protect retinoic acid from breaking down during manufacturing. Retinoic acid breaks down when exposed to light and oxygen, however when formulated in our Invisicare®, this drug is protected by the stabilizing effect of Invisicare®. This patent protection extends until 2029.

We were also granted the third division of our Invisicare® patent. This patent protects the composition of Invisicare® so that no duplications can be made. This is in addition the two patents already granted covering manufacturing and the “precursor” (the pre-mix which is the first step of making Invisicare®.) This new patent extends Invisicare’s patent protection until 2029.

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
  Licensees purchase Invisicare polymers from us. The polymers make up 6-8% of each final product formulation for OTC and cosmetic formulas and less for prescription formulas.

Strategic Growth Opportunities

Our growth strategy is to:

1.	Capitalize on the success of current licensees;

2.	Increase the value of our current pipeline; and

3.	Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

1.	Capitalize On Current Licensees:

This past year we made a consorted effort to help maximize the potential of our licensees but also to make some difficult decisions regarding some of our licensees. This past year, JD Nelson and Associates, RHEI Pharmaceuticals and Panalab S.A. agreements were cancelled. We continue to support our current licensees who remain focused on growing revenues.

We have licensees around the globe. Three of these licensees are currently in the marketplace: Avon Products globally, Women’s Choice Pharmaceuticals in the United States and Alto Pharmaceuticals in Canada. Additionally, we have licensees that have products being prepared for launch. We work diligently with our licensees to ensure they have a smooth manufacturing process, ongoing R&D support and marketing feedback.

Avon Products, Inc:

Product: We have a long-term contract with Avon globally for over ten years to provide Invisicare polymer for their long-lasting lipsticks.

Sales: Invisicare polymers are purchased directly from Skinvisible.

Alto Pharmaceuticals:

Product: DermSafe®, long lasting hand sanitizer lotion launched in Canada in Q4 of 2011 for commercial / industrial use

Sales and Royalties: Alto has received Health Canada marketing approval for DermSafe and is currently marketing the product directly and seeking distributors in the commercial / healthcare marketplace..

Women’s Choice Pharmaceuticals:

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States August 2011

Sales and Royalties: ProCort continues to increase sales every quarter. Skinvisible receives a royalty based on net sales. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth in 2013. Womens Choice is seeking to form other strategic alliances in 2013 in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon.

Product Launches for 2013:

We have additional products which are anticipated to be in the market in 2013.

Triclosan Hand Sanitizer & First Aid Antiseptic

Previously licensed as Safe4Hours® Antibacterial/Antimicrobial Hand Sanitizers (1% Triclosan) and Safe4Hours® First Aid Antiseptic & Skin Protectant for North America to Dermal Defense, Skinvisible has received the rights back for both products. Skinvisible anticipates setting up distributors for these products on an international basis.

Embil Pharmaceuticals Co. Ltd.

Licensed two prescription acne products: Clindamycin and Retinoic Acid for the countries of Turkey, Azerbaijan, Kazakhstan, Kyrgyzstan, Turkmenistan, and Uzbekistan, as well as the S.E Asian countries of Indonesia, Malaysia, and the Philippines, for an upfront license fee and royalty.

The launch has been delayed due to company reorganization. It is anticipated that regulatory approval will begin in the latter half of 2013.

Mayquest Pharmaceuticals PTY

Licensed DermSafe chlorhexidine hand sanitizer for Singapore, Taiwan, Thailand, Indonesia and the Philippines for a license fee and royalty.

Received importation approval for DermSafe from Canada to Singapore. Launch pending.

Currently seeking distribution partner or sub- licensee to launch the product.

2.	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

We have a pipeline of over forty products which are available for licensing. Testing is conducted in-house generating proof of concept including release of the active ingredient as well as long term shelf life (stability). Additional studies conducted on specific products including skin sensitivity, toxicity and product efficacy are outsourced to FDA compliant laboratories. These studies are critical in attracting potential licensees. Our clinical strategy is to:

(1)	Add new studies for our prescription products. Our clinical strategy is to increase the amount of outsourced studies, specifically for our prescription products. Additional studies including skin penetration and skin irritation studies will add to the integrity and value of our products available for licensing.

(2)	Add new long-term efficacy studies for our DermSafe® hand sanitizer. Last year we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli.

These new studies were undertaken to benefit our licensee in Canada, Alto Pharmaceuticals, and to assist in the re-licensing of DermSafe in Europe. In 2012 we cancelled the license agreement to RHEI Pharmaceuticals and we are in the process of transferring the regulatory approval in Europe to our company. The objective for 2013 is to make DermSafe available internationally to the general public and also for use in hospitals, schools, law enforcement and the military through independent distributors.

(3) Obtain orphan drug status for our Netherton syndrome product. Along with our research and development of products to treat common skin conditions, we have also developed a patent pending product to treat a rare skin condition called Netherton syndrome. This disease is caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure.

Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US and Europe. Following our application to the US Orphan Drug Committee, we presented our findings to the European Medicine Agency this past year. We are currently undertaking a further proof-of-concept study in the disease itself. These findings will be submitted along with our original applications in the US and Europe. Due to previous feedback from these agencies, we feel confident that this additional data will provide the final evidence required for orphan drug status.

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market. It is anticipated with an orphan drug approval, we will receive a multi-million dollar license fee plus an on-going royalty. We are currently in discussions with potential licensees and we are implementing a compassionate use study in 2013 to assist with the approval process. The study results will then be resubmitted to the both the EMA and FDA for Orphan Drug designation. Our lab studies have shown excellent results so we are positive on the human study.

(4) Seek clinical partnerships which will result in FDA approvals of our prescription products. There are three “Phases” involved in obtaining FDA approval. The completion of Phase 1 and/or Phase 2 will increase the value of the license and royalty fees of our products significantly. We are also seeking partnerships with Clinical Research Organizations (CROs) in order to define and begin the regulatory pathway for one or more of our prescription products.

3.	Secure Additional Licensees:

We are in discussions with various global, US, Canadian and European based pharmaceutical companies for licenses. These negotiations are at various stages and some are expected to close in 2013.

To facilitate further expansion, we have entered discussions with potential partners that are dermatology service providers and knowledgeable and connected in the dermatology market.

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

Some product specific benefits illustrated in independent studies:

-	DermSafe kills bacteria for up to four hours – studies conclude that DermSafe hand sanitizer kills the “Super Bug” methicillin-resistant staphylococcus (MRSA) up to 94% and Escherichia coli (E.coli), a major cause of food borne illnesses in humans, up to 99% after four hours, even when hands are rinsed and towel dried at hours 1, 2 and 4. (Bioscience Labs, Montana)

-	DermSafe kills viruses for up to four hours – studies conclude that DermSafe kills the influenza A virus’s including H1N1 (“bird flu”), H5N1 (“swine flu”) and H3N2.

(RetroScreen Virology, Queen Mary School of Medicine, London England)

-	Sunless Tanner lasts 73% longer than similar products – studies conducted by the largest supplier of DHA; the active that makes skin brown, showed significant advantages over leading branded products. (EMD Merck, Germany)

-	Sunscreens meet FDA critical wave length requirements – conducted by one of the largest suppliers of sunscreen filters, our sunscreens, SPF 15, 30 and 50 exceed the new FDA regulations for sunscreens in both critical wavelength and “broad spectrum” rating. (DSM Nutritional Products, New Jersey)

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

We have over 40 products developed and available for licensing:

CONDITION / USE	PRESCRIPTION (PRE-CLINICAL)	OTC / COSMECEUTICAL
Acne	3	2
Actinic Keratosis	1
Analgesics	1	6
Anti-Fungal	2	2
Anti-Inflammatory	4	1
Antimicrobial	1	4
Pre-Operative Skin Prep	1
Dermatitis / Dry Skin	1	5
Netherton Syndrome	1
Anti- Aging		4
Suncare		6
Sunless Tanning		3
TOTAL	15	33

Skinvisible Introduces Complete Product Lines

Invisicare® adds many benefits to products including skin barrier properties to aid skin healing by retaining moisture, superior adherence, and improved delivery of actives. Through our research and development efforts over the past year, Skinvisible has formulated complete product lines that are available for immediate licensing and launch. The product lines include: Acne, Anti-Aging, Sunless Tanning, Sun Care and Leg & Foot Care.

10

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

Our management is focused on the success of our Invisicare formulated products, with continued efforts being made by senior staff and consultants to close current and future negotiations for out-licensing deals. Access is gained through direct contact by our personnel and with the assistance of our brokers, consultants and advisors. The advisors include medical experts with strong ties to pharmaceutical companies and/or key opinion leaders in dermatology, infectious disease and plastic surgery internationally. Recently, we added three agents who will assist with business development in the United States and Asia.

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

Competition

Market research indicates there is reasonably limited direct competition for Invisicare and patented products in terms of performance capabilities for topically administered skin products. Many companies are seeking unique delivery systems to enhance their portfolio and purchasing companies that have delivery technology.

Some of the companies involved in developing delivery technology are listed below. However, none of these competitors offer the same advantages of Invisicare principally the “long-term staying power” and the ability to control the release of active ingredients on the skin.

  Stiefel Laboratories Inc., the world's largest publically quoted pharmaceutical company specializing in dermatology, purchased Connetics Corporation for approximately $640 million in the fall of 2006. (Subsequently in 2009, Stiefel, with $900 million in sales, was purchased by GlaxoSmithKline for $3.9 billion – at 4 times revenue). Connetics has a patented foam delivery technology.
  Foamix Ltd is a drug development company with its head office in Israel. It has developed five platforms which use a foam delivery technology and is used in products like Rogaine®.
  A.P. Pharma sold its acne and actinic keratosis products made with its patented Microsponge® delivery system to two companies for a reported $30 million; Johnson & Johnson purchased the Retin-A Micro® product line, with revenues of $110 million in the US in 2006 and sanofi-aventis purchased Carac®, a product used to treat actinic keratosis, with $11 million in sales in 2001.

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

Orphan Drug Designation

We are seeking “Orphan Drug” designation in both the US and Europe for a product to treat a rare skin condition called Netherton syndrome. The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a New Drug Application, or NDA. If the FDA grants orphan drug designation, which it may not, the identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to seven years of orphan drug exclusivity, meaning that the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity (superior efficacy, safety, or a major contribution to patient care). Orphan drug designation does not prevent competitors from developing or marketing different drugs for that indication. We have not received orphan drug status for any of our products.

Under European Union medicines laws, the criteria for designating a product as an “orphan medicine” are similar but somewhat different from those in the United States. A drug is designated as an orphan drug if the sponsor can establish that the drug is intended for a life-threatening or chronically debilitating condition affecting no more than five in 10,000 persons in the European Union or that is unlikely to be profitable, and if there is no approved satisfactory treatment or if the drug would be a significant benefit to those persons with the condition. Orphan medicines are entitled to ten years of marketing exclusivity, except under certain limited circumstances comparable to United States law. During this period of marketing exclusivity, no “similar” product, whether or not supported by full safety and efficacy data, will be approved unless a second applicant can establish that its product is safer, more effective or otherwise clinically superior. This period may be reduced to six years if the conditions that originally justified orphan designation change or the sponsor makes excessive profits.

Employees

We currently have four employees, including our sole officer Terry Howlett. Two of our employees are full-time.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. We signed an addendum to our lease on February 21, 2013, which extends the term until February 28, 2015. Rent is $2,763 per month plus all applicable CAM charges. We currently owe our landlord $22,354 and late fees of $34,742, but our landlord has agreed to accept partial payment of $10,000 as payment in full provided that we fulfill the terms of the lease and addendum.

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

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	0.06	0.021
September 30, 2012	0.045	0.019
June 30, 2012	0.06	0.038
March 31, 2012	0.061	0.025

Fiscal Year Ending December 31, 2011
Quarter Ended	High $	Low $
December 31, 2011	0.06	0.04
September 30, 2011	0.075	0.043
June 30, 2011	0.075	0.04
March 31, 2011	0.095	0.04

On April 15, 2013, the last sales price per share of our common stock on the OTCQB was $0.03 per share.

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

Holders of Our Common Stock

As of December 31, 2012, we had 109,507,409 shares of our common stock issued and outstanding, held by 187 shareholders of record, other than those held in street name.

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

On October 24, 2012, we issued 90,000 shares of our common stock as a result of entering into loan conversion agreements with lenders to convert a total principal balance and interest of $3,600 into equity.

On October 1, 2012, we issued 680,500 shares of our common stock as a result of entering into loan conversion agreements with lenders to convert a total principal balance and interest of $17,013 into equity. We also issued a two year warrant to the lenders to purchase an aggregate amount of 340,250 shares of common shares at a strike price of $0.04 per share.

On November 20, 2012, we issued a warrant for 425,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.03.

On December 10, 2012, we issued a warrant for 150,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.04.

On December 20, 2012, we issued a warrant for 425,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.04.

On January 3, 2013, we issued 100,000 shares of our common stock as a result of entering into loan conversion agreements with lenders to convert a total principal balance and interest of $3,600 into equity.

On January 10, 2013, we issued 100,000 shares of our common stock as a result of entering into loan conversion agreements with lenders to convert a total principal balance and interest of $3,600 into equity.

On January 30, 2013, we issued and convertible promissory note to James Roszell to convert his accrued compensation of $23,404 as of December 31, 2012, into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Roszell to purchase an aggregate amount of 390,070 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert his accrued compensation of $46,056 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 767,600 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $46,352 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 772,533 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $66,281 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 1,104,685 shares of common shares at a strike price of $0.04 per share.

On February 11, 2013, we issued 542,560 shares of our common stock as a result of entering into loan conversion agreements with lenders to convert a total principal balance and interest of $16,277 into equity. We also issued a two year warrant to the lenders to purchase an aggregate amount of 271,280 shares of common shares at a strike price of $0.05 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2012.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2012

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	7,250,000	$0.05	2,750,000
Equity compensation plans not approved by security holders	8,915,200	$0.06
Total	16,165,200	$0.06	2,750,000

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Results of Operations for the Years Ended December 31, 2012 and 2011

Revenues

Our total revenue reported for the year ended December 31, 2012 was $270,298, an increase from $180,185 for the year ended December 31, 2011. The increase in revenues for the year ended December 31, 2012 from the prior year is primarily attributable the cancellation of the RHEI Pharmaceuticals HK Ltd. agreement, which was cancelled on October 12, 2012. Due to the cancellation of the agreement there is no longer any remaining life to amortize the agreement over and the remaining deferred revenue is immediately considered earned and recognized. The rights received by us were rights that we initially provided to RHEI per the agreement; we now have received the rights back.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2012 increased to $4,627 from the prior year when cost of revenues was $1,680. The increase in our cost of revenues for the year ended December 31, 2012 from the prior year is attributable to the purchase of a larger volume of raw ingredients.

Gross Profit

Gross profit for the year ended December 31, 2012 was $265,671, or approximately 98% of sales. Gross profit for the year ended December 31, 2011 was 178,505, or approximately 99% of sales.

Operating Expenses

Operating expenses increased to $1,589,650 for the year ended December 31, 2012 from $1,406,733 for the year ended December 31, 2011. Our operating expenses for the year ended December 31, 2012 consisted mainly of discount amortization of $571,844, accrued salaries and wages of $323,745, commissions of $106,218, salaries and wages of $80,281, consulting expenses of $72,219, rent of $53,708, amortization expenses of $50,585, legal fees of $50,490, and accounting and audit expenses of $47,850. In comparison, our operating expenses for the year ended December 31, 2011 consisted mainly of salaries and wages of $31,305, accrued salaries and wages of $365,404, rent of $56,177, accounting and audit expenses of $46,120, depreciation and amortization expenses of $56,313, and consulting expenses of $58,448.

Other Expenses

We had other expenses of $128,442 for the year ended December 31, 2012, compared with other expenses of $132,257 for the year ended December 31, 2011. We paid $173,780 in interest expenses for the year ended December 31, 2012 from $127,152 in the prior year ended 2011. In 2012, however, we realized other income of $25,000 and $6,000 gain on the sale of equipment and a $14,338 gain on the extinguishment of debt, which was not realized in 2011.

Net Loss

Net loss for the year ended December 31, 2012 was $1,452,421 compared to net loss of $1,360,485 for the year ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $498,235 and total assets in the amount of $754,247. Our total current liabilities as of December 31, 2012 were $2,372,633. We had a working capital deficit of $1,874,398 as of December 31, 2012.

Operating activities used $538,904 in cash for year ended December 31, 2012. Our net loss of $1,452,421 and decrease in unearned revenue of $210,000 were the main components of our negative operating cash flow, offset mainly by amortization of debt discount of $571,844 accrued expenses converted to notes of $399,528 and an increase in accounts payable and accrued liabilities of $84,577.

Cash flows used by investing activities during the year ended December 31, 2012 was $31,971 as a result of the purchase of fixed and intangible assets offset by the sale of fixed assets.

Cash flows provided by financing activities during year ended December 31, 2012 amounted to $1,020,164 and consisted of $1,238,900 from the issuance of convertible promissory notes, offset by $195,000 in payments on convertible promissory notes, $20,000 in payments on loans, and $3,736 payments to related party loans.

From September, 2012 to December 31, 2012, we executed Convertible Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to several investors. The proceeds of the Notes are to be used for our general working capital purposes. The Notes bear interest at the rate of 9% per annum and mature at various times from September 14, 2014 to December 13, 2014.

The Notes are convertible into shares of our common stock at a conversion price of 90% of the average trading prices of our common stock during the five trading days on the OTCBB proceeding the conversion date. The number of shares issuable upon conversion shall be proportionally adjusted to reflect any stock dividend, split or similar event. The option of conversion is only available following the 1 year anniversary of the note.

The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Unless waived in writing by the Holder, we are prohibited from effecting the conversion of the Note to the extent that as a result of such conversion the Holder thereof would beneficially own more than 4.99% in the aggregate of our issued and outstanding common stock immediately after giving effect to the issuance of common stock upon conversion.

For so long as we have any obligation under the Note, we agreed to certain restrictions on our ability to declare dividends, repurchase our capital stock, sell our assets, or advance loans to others.

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

Off Balance Sheet Arrangements

As of December 31, 2012, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,571,364 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2012, the Company had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011
F-3	Consolidated Statements of Operations for the years ended December 31, 2012 and 2011
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2012 and 2011
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011
F-6	Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skinvisible, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Skinvisible, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc., as of December 31, 2012 and December 31, 2011, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in The United States of America.

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

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

April 14, 2013

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	Years ended
	December 31, 2012	December 31, 2011
ASSETS		(Restated)
Current assets
Cash	$450,507	$1,218
Accounts receivable	27,299	1,105
Inventory	18,769	14,953
Due from related party	1,145	1,145
Prepaid expense and other current assets	515	8,613
Total current assets	498,235	27,034
Fixed assets, net of accumulated depreciation of $318,519 and $330,002, respectively	4,459	5,717
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $213,205 and $162,621, respectively	251,553	264,166
Total assets	$754,247	$296,917
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$636,313	$623,972
Accrued interest payable	25,263	—
Loans from related party	7,661	12,400
Loans payable	1,991	27,661
Convertible notes payable, net of unamortized debt discount of $102,200 and $-0-, respectively	1,088,386	62,475
Convertible notes payable related party, net of unamortized discount of $1,036,956 and $1,145,867, respectively	593,227	84,789
Unearned revenue	19,792	229,792
Total current liabilities	2,372,633	1,041,089
Total liabilities	2,372,633	1,041,089
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized 109,507,409 and 106,592,159 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	109,507	106,594
Additional paid-in capital	20,841,671	20,268,177
Stock payable	1,800	—
Accumulated deficit	(22,571,364)	(21,118,943)
Total stockholders' deficit	(1,618,386)	(744,172)
Total liabilities and stockholders' deficit	$754,247	$296,917

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	Years ended
	December 31, 2012	December 31, 2011
Revenues	$270,298	$180,185
Cost of revenues	4,627	1,680
Gross profit	265,671	178,505
Operating expenses
Depreciation and amortization	51,842	56,313
Selling general and administrative	1,537,808	1,350,420
Total operating expenses	1,589,650	1,406,733
Loss from operations	(1,323,979)	(1,228,228)
Other income and (expense)
Other income	25,000	—
Gain on Sale of Equipment	6,000	—
Interest expense	(173,780)	(127,152)
Gain on extinguishment of Debt	14,338	(5,105)
Total other expense	(128,442)	(132,257)
Net loss	$(1,452,421)	$(1,360,485)
Basic loss per common share	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	108,703,907	101,370,461

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Deficit

Balance, December 31, 2010 (audited)	97,518,259	$97,520	$18,628,922	$—	$(19,758,458)	$(1,032,016)

Issuance of stock for cash	4,187,500	4,188	203,813	—	—	208,001

Issuance of stock for conversion of debts	1,912,400	1,912	79,663	—	—	81,575

Issuance of stock for services	2,724,000	2,724	152,376	—	—	155,100

Issuance of stock upon exercise of warrants in lieu of debt	250,000	250	14,750	—	—	15,000

Financing costs related to convertible notes payable	—	—	1,188,653	—	—	1,188,653

Net loss	—	—	—	—	(1,360,485)	(1,360,485)

Balance, December 31, 2011 (audited)	106,592,159	$106,594	$20,268,177	$—	$(21,118,943)	$(744,172)

Issuance of stock for conversion of debts	2,915,250	2,913	113,846	1,800	—	118,559

Issuance of warrants for services	—	—	39,006	—	—	39,006

Financing costs related to convertible notes payable	—	—	420,642	—	—	420,642

Net loss	—	—	—	—	(1,452,421)	(1,452,421)

Balance, December 31, 2012 (audited)	109,507,409	109,507	20,841,671	1,800	(22,571,364)	$(1,618,386)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	Years ended
	December 31, 2012	December 31, 2011
		(Restated)
Cash flows from operating activities:
Net loss	$(1,452,421)	$(1,360,485)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	51,842	56,313
Stock based compensation	—	155,100
Amortization of debt discount	571,844	584,559
Loss on conversion of debt	—	5,105
Accrued expenses converted to notes	399,528	442,978
Warrants issued for services	39,006	—
Gain on extinguishment of debt	(14,338)	—
Gain on sale of assets	(6,000)	—
Changes in operating assets and liabilities:
Decrease in inventory	(3,816)	1,642
Increase in accounts receivable	(26,194)	(1,105)
Decrease in prepaid expenses and other current assets	8,098	5,390
Increase in accounts payable and accrued liabilities	84,577	(14,749)
Increase in accrued interest	18,970	5,815
Increase (decrease) in unearned revenue	(210,000)	(73,023)
Net cash used in operating activities	(538,904)	(192,460)
Cash flows from investing activities:
Sale of fixed assets	6,000
Purchase of fixed assets and intangible assets	(37,971)	(87,404)
Net cash used in investing activities	(31,971)	(87,404)
Cash flows from financing activities:
Proceeds from issuance of stock	—	223,001
Proceeds from, net of payments to, related parties for loans	(3,736)	12,400
Proceeds from convertible notes payable	1,238,900	18,000
Payments on convertible notes payable	(195,000)	—
Proceeds from loans	—	25,200
Payments on loans	(20,000)	—
Net cash provided by financing activities	1,020,164	278,601
Net change in cash	449,289	(1,263)
Cash, beginning of period	1,218	2,481
Cash, end of period	$450,507	$1,218
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,389	$4,051
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock payable for debt	$1,800	$—
Common stock issued on conversion of interest	$613	$—
Loan payable converted to convertible loan	$(9,719)	$—
Common stock issued on conversion of debts	$116,145	$81,575
Beneficial conversion feature	$420,642	$118,653

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,571,364 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2012, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the year ended December 31, 2012 and 2011 totaled $0 and $155,100 respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at December 31, 2011:

	December 31, 2011
	As previously reported	Error correction		As restated
Convertible notes payable related party, net of unamortized discount	$531,810	$(447,021	)(a)	$84,789
Total current liabilities	$1,488,110	$(447,021	)(a)	$1,041,089
Additional paid-in capital	$19,821,156	$447,021	(a)	$20,268,177
Total stockholders’ deficit	$(1,191,193)	$447,021	(a)	$(744,172)

(a) To correct errors in debt discount of convertible notes payable related party

The following is a summary of the impact of these restatements on the Company’s Consolidated Statements of Equity for the fiscal year ended December 31, 2011:

	December 31, 2011
	As previously reported	Error correction		As restated
Balance Additional Paid-in Capital	$19,821,156	$447,021	(a)	$20,268,177
Balance December 31, 2011 - Total Stockholder's Equity	$(1,360,485)	$447,021	(a)	$(744,172)

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2012 and December 31, 2011:

	2012	2011
Machinery and equipment	$45,208	$55,463
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,105	38,105
Leasehold improvements	12,569	12,569
Lab equipment	113,461	115,946
Total	322,978	335,718
Less: accumulated depreciation	(318,519)	(330,001)
Fixed assets, net of accumulated depreciation	$4,459	$5,717

Depreciation expense for the years ended December 31, 2012 and 2011 was $1,257 and $1,633, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of December 31, 2012, patents and trademarks total $251,553, net of $213,205 of accumulated amortization. Amortization expense for the years ended December 31, 2012 and 2011 was $50,585 and $54,680, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2012.

4.    UNEARNED REVENUE

Unearned revenue totaling $19,792 and $229,792 as of December 31, 2012 and December 31, 2011, respectively relates to a marketing and distribution rights agreement entered into during 2010 for which monies were received and not considered earned. See note 10 “Definitive Agreements”.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the years ended December 31, 2012 and 2011.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	10,280,000	0.05

Options granted and assumed	—	—
Options expired	300,000	0.4
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2011	9,980,000	0.05

Options granted and assumed	—	—
Options expired	580,000	0.4
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2012	9,400,000	0.05

As of December 31, 2012, 9,400,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2012 and 2011.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2010	5,844,347	0.10

Warrants granted and assumed	3,049,950	0.07
Warrants expired	2,881,846	0.09
Warrants canceled	—	—
Warrants exercised	250,000	—

Balance, December 31, 2011	5,762,451	0.10

Warrants granted and assumed	2,152,750	0.03
Warrants expired	1,150,001	0.10
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2012	6,765,200	0.06

All warrants outstanding as of December 31, 2012 are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

727,750 warrants were issued during the year ending 2012 as part of a series of convertible notes with attached warrants. The warrants issued allow the holder to purchase one share for every two share issued upon conversion at an exercise price ranging from $0.04 to $0.06 cents per share.

On July 2, 2012, the Company issued a warrant for 125,000 shares of common stock to a Consultant with an exercise price of $0.03. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 0.39%; dividend yield of 0% and expected volatility of 191%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $4,578.

On August 20, 2012, the Company issued a warrant for 100,000 shares of common stock to a Consultant with an exercise price of $0.03. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 3 years; risk free interest rate of 0.41%; dividend yield of 0% and expected volatility of 191%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $3,660.

On September 4, 2012, the Company issued a warrant for 200,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.03. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.16%; dividend yield of 0% and expected volatility of 168%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $5,235.

On November 20, 2012, the Company issued a warrant for 425,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.03. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.16%; dividend yield of 0% and expected volatility of 166%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $10,718.

On December 10, 2012, the Company issued a warrant for 150,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.04. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.17%; dividend yield of 0% and expected volatility of 172%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $3,668.

On December 20, 2012, the Company issued a warrant for 425,000 shares of common stock to Retire Happy, LLC with an exercise price of $0.04. The vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.15%; dividend yield of 0% and expected volatility of 174%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $11,147.

6.    RELATED PARTY TRANSACTIONS

During the year ended 2012 various officers advanced funds to support the daily operations of the company. As of December 31, 2012 $1,991 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 8.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	December 31,	December 31,
	2012	2011
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default.	$52,476	$62,475

$27,000 face value 10% unsecured $27,000 notes payable to investors, due October, 2012. At the written request of the investor’s until the repayment date, the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $19,385 as of December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.	27,000	—

$1,000,000 face value 9% unsecured notes payable to an investor, due August 1, 2014. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $8,910 as of December 31, 2012. The original issue discount feature is valued under the intrinsic value method.	1,000,000	—
Original issue discount	111,110	—
Unamortized debt discount	(102,200)	—

	$1,088,386	$62,475

On October 15, 2012 the company paid off the outstanding balance of two of the convertible notes held by investors for a total of $128,267 which included a 120% or $8,500 prepayment penalty on one of the notes. As a result of this settlement a gain of $12,647 was recorded.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. CONVERTIBLE NOTES PAYABLE RELATED PARTY

On December 30 and 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $802,864 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $1,123,078 for the notes negotiated December 31, 2011. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $451,604 as of December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method.

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $325,023 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $20,801 as of December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method.

On December 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $13 as of December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method.

9. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2012 are as follows:

2013	37,231
2014	33,156
2015	5,526

Rental expense, resulting from operating lease agreements, approximated $53,708 and $56,177 for the years ended December 31, 2012 and 2011, respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

As October 1, 2012, of the cash received of $300,000, $145,000 had been amortized and recognized as revenue leaving a balance of $155,000 as unearned revenue related to this agreement. On October 12, 2012 the company cancelled its agreement with RHEI Pharmaceuticals HK Ltd. due to the cancelation of the agreement Skinvisible will receive the exclusive manufacturing, marketing and distribution rights to the Companies patent pending hand sanitizer using Chlorhexidine Gluconate as the active ingredient and trademarked DermSafe for Europe. The remaining deferred revenue of $155,000 was recognized as revenue in the quarter ending December 31, 2012.

11.    SUBSEQUENT EVENTS

On January 16, 2013 the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote the Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation the deferred revenue of $19,792 will be recognized as revenue in the quarter ending March 31, 2013.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2011.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2012. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2013 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2012.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	65	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	62	Director

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

Directors

Our bylaws authorize no less than one (1) and more than twelve (12) directors. We currently have two directors.

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

For the fiscal year ending December 31, 2012, the board of directors:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2012, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2012:

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2012 2011	180,000 180,000	10,557 56,808	- -	- -	- -	- -	- -	190,557 236,808

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

Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2012 was $109,142 and Mr. Howlett made a loan (promissory note) back to the company of $46,352 from this amount.

On December 31, 2011, we executed a convertible promissory note in favor of Mr. Howlett, our CEO and member of our board of directors. The aggregate principal amount of his note is $415,657.03 and includes accrued salary through 2010 and the last six months of 2011. The interest rate on his note is 10% per annum, matures on December 31, 2016, is convertible into shares of our common stock at $0.04 per share, and includes a warrant for the right to purchase further shares at $0.06 per share if exercised within 3 years following the conversion date. The warrant agreement will give Mr. Howlett the right to purchase one share for every two shares acquired by him in the conversion.

On June 30, 2012, we issued a promissory note to Mr. Howlett totaling $105,642.86. Under the terms of the promissory note, Mr. Howlett has the right to convert all or any part of the principal sum of the loan into common stock at $0.04 per share as well as a warrant agreement to purchase one share for every two shares acquired. The expiration date on the warrant is 3 years from the date of conversion.

On December 30, 2012, we issued a convertible promissory note to Terry Howlett to convert his loan of $46,352 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 772,533 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued a convertible promissory note to Terry Howlett to convert his accrued compensation of $45,156 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 752,600 shares of common shares at a strike price of $0.04 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000 1,000,000	- - - - - -	- - - - - -	0.04 0.04 0.04 0.04 0.08 0.06	10/19/2013 1/31/2018(2) 1/3/2016(3) 1/19/2014 12/6/2014 11/14/2015	- - - - -	- - - - -	- - - - -	- - - - - -

(1)	On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued on December 7, 2009 of 1,000,000 shares at $0.08 per share and the option issued on November 15, 2010 at $0.06 per share. Aside from this modification, during the last fiscal year there was not any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

(2)	On January 3 2013, our Board of Directors approved to extend the expiration date 5 years.

(3)	On January 10, 2010, our Board of Directors approved to extend the expiration date 5 years.
28

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 25, 2012, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	30,224,146	22.9%
Common	Greg McCartney(5)	2,295,500 shares	2.1%
Total of All Directors and Executive Officers:		shares	22.0%

More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		11,117,500 shares	10.1%
Doreen McMorran(7)		36,503,552 shares	19.9%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.
(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 109,707,409 shares of common stock issued and outstanding on January 25, 2013.
(4)	Includes 7,723,248 shares held in his name and options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.08 per share, options that may be exercised immediately to purchase 1,000,000 shares at $0.06 per share, warrants that may be immediately exercised to purchase 1,500,000 shares at a price of $0.05 per share. Also includes a debt conversion agreement which grants the right to convert gross salary debt owed of $415,657.03 into 10,391,426 shares of common stock at $0.04 per share, a debt conversion agreement which grants the right to convert gross salary debt owed of $105,643 into 2,641,071 shares of common stock at $0.04 per share, a debt conversion agreement which grants the right to convert gross salary debt owed of $45,156 into 1,505,200 shares of common stock at $0.03 per share, and a debt conversion agreement which grants the right to convert gross debt owed of $46,352 into 1,545,066 shares of common stock at $0.03 per share.
(5)	Includes 999,500 shares as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on July 19, 2012, options that may be exercised immediately to purchase 800,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 250,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 250,000 shares at a price of $0.06 per share.
(6)	As stated in the reporting person’s Form 3 filed with the Securities and Exchange Commission on January 25, 2010.
(7)	Includes 1,817,566 shares as stated in the reporting person’s Form 3 filed with the Securities and Exchange Commission on March 2, 2011. Also includes options that may be exercised immediately to purchase 600,000 shares at $0.04 per share, options that may be exercised immediately to purchase 500,000 shares at $0.06 per share, options that may be exercised immediately to purchase 500,000 shares at $0.08 per share. Also includes a debt conversion agreement which grants the right to convert gross debt owed of $66,281 into 2,209,369 shares of common stock at $0.03 per share, a debt conversion agreement which grants the right to convert gross salary debt owed of $171,563 into 4,289,106 shares of common stock at $0.04 per share, a debt conversion agreement which grants the right to convert gross salary debt owed of $3,990 into 99,740 shares of common stock at $0.04 per share, a debt conversion agreement which grants the right to convert gross debt owed of $179,678 into 5,989,267 shares of common stock at $0.03 per share, a debt conversion agreement which grants the right to convert gross debt owed of $328,481 into 8,212,034 shares of common stock at $0.04 per share, and a debt conversion agreement which grants the right to convert gross debt owed of $109,922 into 2,748,050 shares of common stock at $0.04 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2012 or in any presently proposed transaction which, in either case, has or will materially affect us.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert his accrued compensation of $46,056 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 767,600 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $66,281 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 1,104,685 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $46,352 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2007. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 772,533 shares of common shares at a strike price of $0.04 per share.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$18,000	$0	$0	$0
2011	$17,500	$0	$0	$0
30

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
10.1	Promissory Note, dated December 31, 2012
10.2	Promissory Note, dated December 31, 2012
10.3	Promissory Note, dated December 31, 2012
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL).

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
31

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
April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Terry Howlett
Terry Howlett
Director
April 16, 2013

By:	/s / Greg McCartney
Greg McCartney
Director
April 16, 2013

32