Form 10-Q
period 2013-03-31
SKINVISIBLE INC
filed 2013-05-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 109,707,409 common shares as of January 25, 2013

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012 (audited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2013 and 2012 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$189,374	$450,507
Accounts receivable	12,000	27,299
Inventory	21,380	18,769
Due from related party	1,145	1,145
Prepaid expense and other current assets	515	515
Total current assets	224,414	498,235
Fixed assets, net of accumulated depreciation of $321,805 and $318,519, respectively	4,563	4,459
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $221,009 and $213,205, respectively	260,850	251,553
Total assets	$489,827	$754,247
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$560,303	$636,314
Accrued interest payable	89,643	25,264
Loans from related party	135	7,661
Loans payable	—	1,991
Convertible notes payable, net of unamortized debt discount of $89,558 and $102,200, respectively	1,081,028	1,088,386
Convertible notes payable related party, net of unamortized discount of $976,333 and $1,036,956, respectively	641,376	593,227
Unearned revenue	—	19,792
Total current liabilities	2,372,485	2,372,635
Total liabilities	2,372,485	2,372,635
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 110,249,969 and 109,507,409 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	110,250	109,507
Additional paid-in capital	20,873,504	20,841,670
Stock payable	1,800	1,800
Accumulated deficit	(22,868,212)	(22,571,365)
Total stockholders' deficit	(1,882,658)	(1,618,388)
Total liabilities and stockholders' deficit	$489,827	$754,247

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended
	March 31, 2013	March 31, 2012
	(Restated)
Revenues	$27,287	$30,078
Cost of revenues	158	876
Gross profit	27,129	29,202
Operating expenses
Depreciation and amortization	8,135	17,718
Selling general and administrative	151,518	315,366
Total operating expenses	159,653	333,084
Loss from operations	(132,524)	(303,882)
Other income and (expense)
Other income	—	—
Interest expense	(165,023)	(34,748)
Gain on extinguishment of debt	700	1,727
Total other expense	(164,323)	(33,021)
Net loss	$(296,847)	$(336,903)
Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	109,982,330	104,559,568

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended
	March 31, 2013	March 31, 2012
	(Restated)
Cash flows from operating activities:
Net loss	$(296,847)	$(336,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,135	17,718
Stock-based compensation	9,800	—
Amortization of debt discount	73,266	126,246
Stock issued for interest expense	555	—
Debt paid with common stock	—	41,659
Gain on extinguishment of debt	(700)	(1,728)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(2,611)	876
Decrease in accounts receivable	15,299	500
Increase in prepaid expenses and other current assets	—	(23,161)
Increase in related party receivable	—	(6,000)
(Decrease) increase in accounts payable and accrued liabilities	(68,811)	143,800
Increase in accrued interest	63,110	33,758
Decrease in unearned revenue	(19,792)	(17,500)
Net cash used in operating activities	(218,596)	(20,735)
Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(17,536)	(28,409)
Net cash used in investing activities	(17,536)	(28,409)
Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	(7,526)	4,125
Payments on related parties convertible notes payable	(12,475)	—
Proceeds from convertible notes payable	—	14,000
Payments on convertible notes payable	(5,000)	—
Proceeds from loans	—	31,000
Net cash provided by (used in) financing activities	(25,001)	49,125
Net change in cash	(261,133)	(19)
Cash, beginning of period	450,507	1,218
Cash, end of period	$189,374	$1,199
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,696	$—
Cash paid for tax	$—	$—
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$16,277	$41,659
Beneficial conversion feature	$—	$4,664
Common stock issued for extinguishment of debts	$5,700	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $22,868,212 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2013, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2013 and 2012 totaled $9,800 and $0 respectively.

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

Restatement

Upon completing the Company’s September 30, 2012 financial statements, an accounting error was discovered that misstated certain balance sheet amounts previously reported as of March 31, 2012. The Company’s financial statements as of March 31, 2012 over-reported convertible notes payable – related parties and total current liabilities by $424,589, under-reported amortization of debt discount by $22,432, and under-reported additional paid in capital and total stockholders’ equity by $447,021.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statement of Operation for the quarter ended March 31, 2012:

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

The following is a summary of the impact of these restatements on the Company’s Consolidated Statement of Cash Flows for the quarter ended March 31, 2012:

	March 31, 2012
	As previously reported	Error correction		As restated
Non-cash investing and financing activities
Net loss	$(314,471)	$(22,432)	(a)	$(336,903)
Amortization of debt discount	$103,814	$22,432	(a)	$126,246
(a) To correct errors in debt discount of convertible notes payable related party.

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Machinery and equipment	$48,163	$45,208
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,540	38,105
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	326,368	322,978
Less: accumulated depreciation	(321,805)	(318,519)
Fixed assets, net of accumulated depreciation	$4,563	$4,459

Depreciation expense for the three months ended March 31, 2013 and 2012 was $331 and $314, respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of March 31, 2013, patents and trademarks total $260,850, net of $221,009 of accumulated amortization. Amortization expense for the three months ended March 31, 2013 and 2012 was $7,804 and $17,404, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2013.

4.    UNEARNED REVENUE

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote the Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation, unearned revenue of $19,792 has been recognized as revenue during the three months ended March 31, 2013.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	9,400,000	$0.05

Options granted and assumed	—	—
Options expired	400,000	$0.05
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2013	9,000,000	$0.05

As of March 31, 2013, 9,000,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	6,765,200	$0.06

Warrants granted and assumed	271,280	$0.07
Warrants expired	62,500	$0.10
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2013	6,973,980	$0.06

All warrants outstanding as of March 31, 2013 are exercisable.

271,280 warrants were issued during the three months ended March 31, 2013 as part of a series of convertible notes with attached warrants. The warrants issued allow the holder to purchase one share for every two shares issued upon conversion at an exercise price of $0.07 cents per share.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

6.    RELATED PARTY TRANSACTIONS

Various officers advanced funds to support the daily operations of the company. As of March 31, 2013, $135 remained due to related parties, which is an unsecured payable due to an officer of the Company bearing no interest and due on demand.

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:
	March 31, 2013	December 31, 2012
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default. During the three months ended March 31, 2013, the Company made $3,000 cash payment to reduce to the note balance.	$49,476	$52,476

$27,000 face value 10% unsecured $27,000 notes payable to investors, due October, 2012. At the written request of the investor’s until the repayment date, the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature has been fully accreted and was charged to general and administrative expenses during the year ended December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.

During the three months ended March 31, 2013, the Company made a $2,000 cash payment to reduce the note balance and converted principal of $15,000 plus accrued interest of $1,277 to 542,560 shares of common stock and granted 271,280 warrants with the exercise price of $0.07 per shares for two years.

	10,000	27,000

$1,000,000 face value 9% unsecured notes payable to an investor, due August 1, 2014. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $12,642 and $8,910 during the periods ending March 31, 2013 and December 31, 2012, respectively. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(89,558)	(102,200)

	$1,081,028	$1,088,386

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. CONVERTIBLE NOTES PAYABLE RELATED PARTY

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $802,864 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $1,123,078 for the notes negotiated December 31, 2011. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $ 40,334 for the three months ended March 31, 2013. As of March 31, 2013, the aggregate convertible notes payable are $484,154, net of unamortized beneficial conversion feature of $626,449.

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $325,023 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $11,315 for the three months ended March 31, 2013. As of March 31, 2013, the aggregate convertible notes payable are $148,234, net of unamortized beneficial conversion feature of $176,789.

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $8,975 for the three months ended March 31, 2013. As of March 31, 2013, the aggregate convertible notes payable are $8,988, net of unamortized beneficial conversion feature of $173,095.

9. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company has 110,249,969 and 109,507,409 issued and outstanding shares of common stock as of March 31, 2013 and December 31, 2012, respectively.

During the three months ended March 31, 2013, the Company issued a total of 200,000 shares of common stock, with a fair value of $6,500 for the conversion of debts totaling $7,200. The Company recorded a gain of $700 on extinguishment of debts.

On February 11, 2013, the Company issued a total of 542,560 shares of common stock for conversion of principal on convertible notes payable of $15,000 plus $1,277 accrued interest. This includes an additional 242,560 shares of common stock in excess of the 300,000 shares to be issued for this conversion of convertible notes payable required per the initial agreement, the shares were fair valued at $7,277.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

10. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2013 are as follows:

Fiscal year ending 2013 24,868

Fiscal year ending 2014 33,156

Fiscal year ending 2015 5,526

Rental expense, resulting from operating lease agreements, approximated $12,280 and $13,687 for the quarters ended March 31, 2013 and 2012, respectively.

11.    SUBSEQUENT EVENTS

On April 15, 2013, the Company approved the issuance of 240,000 shares of common stock to settle debts totaling $7,200.

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

Alto Pharmaceuticals:

Product: DermSafe®, long lasting hand sanitizer lotion launched in Canada in Q4 of 2011 for commercial / industrial use

Sales and Royalties: Alto has received Health Canada marketing approval for DermSafe and is currently marketing the product directly and seeking distributors in the commercial / healthcare marketplace.

Women’s Choice Pharmaceuticals:

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States August 2011

Sales and Royalties: ProCort continues to increase sales every quarter. Skinvisible receives a royalty based on net sales. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth in 2013. Women’s Choice is seeking to form other strategic alliances in 2013 in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues

Our total revenue reported for the three months ended March 31, 2013 was $27,287, a decrease from $30,078 for the same period ended March 31, 2012.  The decrease in revenues for the three months ended March 31, 2013 from the prior year period is negligible. Our revenue for the three months ended March 31, 2013 consisted of $7,495 from product sales and $19,792 from royalties on patent licenses, and our revenue for the three months ended March 31, 2012 consisted of $2,878 from product sales, $9,700 from royalties on patent licenses and $17,500 as license fees. We expect revenues to increase in 2013 as we are currently in discussions on license agreements for two of our products.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2013 decreased to $158 from the prior year period when cost of revenues was $876. The decrease in our cost of revenues for the three months ended March 31, 2013 from the prior year period is attributable to lower cost of goods.

Gross Profit

Gross profit for the three months ended March 31, 2013 was $27,129, or approximately 99% of sales. Gross profit for three months ended March 31, 2012 was $29,202, or approximately 97% of sales.

Operating Expenses

Operating expenses decreased to $159,653 for the three months ended March 31, 2013 from $333,084 for the same period ended March 31, 2012. Our operating expenses for the three months ended March 31, 2013 consisted of $8,135 in depreciation and amortization and $151,518 in selling, general and administrative expenses. Our operating expenses for the three months ended March 31, 2012 consisted of $17,718 in depreciation and amortization and $315,366 in selling, general and administrative expenses.

Our selling, general and administrative expenses decreased significantly in the three months ended March 31, 2013 compared to the prior year period as a result of decreased marketing expenses, accounting and audit fees, legal fees, and amortization expenses.

Other Expenses

We had other expenses of $164,323 for the three months ended March 31, 2013, compared with other expenses of $33,021 for the three months ended March 31, 2012. This was largely the result of $165,023 we paid in interest expenses for the three months ended March 31, 2013 from $34,748 in the prior period ended March 31, 2012.

Net Loss

We recorded a net loss of $296,847 for the three months ended March 31, 2013, as compared with a net loss of $336,903 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $224,414 and total assets in the amount of $489,827. Our total current liabilities as of March 31, 2013 were $2,372,485. We had a working capital deficit of $2,148,071 as of March 31, 2013.

Operating activities used $218,596 in cash for the three months ended March 31, 2013. Our net loss of $296,847, a decrease in accounts payable and accrued liabilities of $68,811 and a decrease in unearned revenue of $19,792 were the main components of our negative operating cash flow, offset mainly by amortization of debt discount of $73,266, an increase of accrued interest of $63,110 and a decrease in accounts receivable of $15,299.

Cash flows used by investing activities during the three months ended March 31, 2013 was $17,536 as a result of the purchase of fixed and intangible assets.

Cash flows used by financing activities during year ended March 31, 2013 amounted to $25,001 and consisted of $12,475 in payments on related party convertible promissory notes, $5,000 in payments convertible promissory notes, and $7,526 in payments to related party loans.

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

Off Balance Sheet Arrangements

As of March 31, 2013, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $22,868,212 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Product sales – Revenues from the sale of products (Invisicare® polymers) are recognized when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

Royalty sales – We also recognize royalty revenue from licensing our patented product formulations only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Distribution and license rights sales – We also recognize revenue from distribution and license rights only when earned (and are amortized over a five year period), with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2013, we had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2013: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

  Item 1A. Risk Factors

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

  During the three months ended March 31, 2013, we issued a total of 200,000 shares of common stock, with a fair value of $6,500 for the conversion of debts totaling $7,200.

  On February 11, 2013, we issued a total of 542,560 shares of common stock for conversion of principal on convertible notes payable of $15,000 plus $1,277 accrued interest. This includes an additional 242,560 shares of common stock in excess of the 300,000 shares to be issued for this conversion of convertible notes payable required per the initial agreement, the shares were fair valued at $7,277.

  On April 15, 2013, we approved the issuance of 240,000 shares of common stock to settle debts totaling $7,200.

  We issued warrants to purchase 271,280 shares of common stock during the three months ended March 31, 2013 as part of a series of convertible notes with attached warrants. The warrants issued allow the holder to purchase one share for every two shares issued upon conversion at an exercise price ranging of $0.07 cents per share.

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

  Item 3. Defaults upon Senior Securities

  None

  Item 4. Mine Safety Disclosures

  Not applicable.

  Item 5. Other Information

  None

  Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 14, 2013

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

