Form 10-Q
period 2013-06-30
SKINVISIBLE INC
filed 2013-08-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,489,969 common shares as of June 30, 2013

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012 (audited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2013 and 2012 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

 SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$380,076	$450,507
Accounts receivable	10,500	27,299
Inventory	22,264	18,769
Due from related party	1,145	1,145
Prepaid expense and other current assets	515	515
Total current assets	414,500	498,235
Fixed assets, net of accumulated depreciation of $322,141 and $318,519, respectively	4,227	4,459
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $229,721 and $213,205, respectively	317,211	251,553
Total assets	$735,938	$754,247
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$543,167	$636,314
Accrued interest payable	128,546	25,264
Loans from related party	134	7,661
Loans payable	430,000	1,991
Convertible notes payable, net of unamortized debt discount of $75,709 and $102,200, respectively	1,089,877	1,088,386
Convertible notes payable related party, net of unamortized discount of $985,150 and $1,036,956, respectively	738,711	593,227
Unearned revenue	—	19,792
Total current liabilities	2,930,435	2,372,635
Total liabilities	2,930,435	2,372,635
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 110,490,969 and 109,507,409 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	110,490	109,507
Additional paid-in capital	20,954,233	20,841,670
Stock payable	1,800	1,800
Accumulated deficit	(23,261,020)	(22,571,365)
Total stockholders' deficit	(2,194,497)	(1,618,388)
Total liabilities and stockholders' deficit	$735,938	$754,247

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC. CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(Restated)		(Restated)
Revenues	$7,448	$30,550	$34,735	$60,628
Cost of revenues	1,031	1,068	1,189	1,944
Gross profit	6,417	29,482	33,546	58,684
Operating expenses
Depreciation and amortization	9,047	17,895	17,182	35,614
Selling general and administrative	244,628	363,968	396,146	679,333
Total operating expenses	253,675	381,863	413,328	714,947
Loss from operations	(247,258)	(352,381)	(379,782)	(656,263)
Other income and (expense)
Other income	—	—	—
Interest expense	(145,550)	(35,272)	(310,573)	(70,020)
Gain on extinguishment of debt	—	—	700	1,727
Total other expense	(145,550)	(35,272)	(309,873)	(68,293)
Net loss	$(392,808)	$(387,653)	$(689,655)	$(724,556)
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	110,450,409	105,275,699	110,217,662	102,762,334

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012
		(Restated)
Cash flows from operating activities:
Net loss	$(689,655)	$(724,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,182	35,614
Stock-based compensation	12,800	—
Amortization of debt discount	149,065	267,444
Accrued expenses converted to notes	—	217,652
Stock issued for interest expense	422	—
Debt paid with common stock	—	76,009
Gain on extinguishment of debt	(700)	(1,727)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(3,495)	1,752
Decrease in accounts receivable	16,799	(8,895)
Increase in prepaid expenses and other current assets	—	(33,456)
Increase in related party receivable	—	—
(Decrease) increase in accounts payable and accrued liabilities	27,407	99,944
Increase in accrued interest	102,146	21,412
Decrease in unearned revenue	(19,792)	(35,000)
Net cash used in operating activities	(387,821)	(83,807)
Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(82,608)	(50,690)
Net cash used in investing activities	(82,608)	(50,690)
Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	(7,527)	7,584
Payments on related parties convertible notes payable	(12,475)	—
Proceeds from convertible notes payable	—	101,400
Payments on convertible notes payable	(10,000)	—
Proceeds from loans	430,000	31,000
Net cash provided by (used in) financing activities	399,998	139,984
Net change in cash	(70,431)	5,487
Cash, beginning of period	450,507	1,218
Cash, end of period	$380,076	$6,705
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,696	$—
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Loan payable converted to convertible loan	$23,554	$(9,719)
Common stock issued on conversion of debts	$23,554	$76,009
Beneficial conversion feature	$—	$288,069
Common stock issued for extinguishment of debts	$13,700	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $23,261,020 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

(UNAUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2013, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2013 and 2012 totaled $12,800 and $0 respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Restatement

Upon completing the Company’s September 30, 2012 financial statements, an accounting error was discovered that misstated certain balance sheet amounts previously reported as of June 30, 2012. The following is a summary of the impact of these restatements on the Company’s Consolidated Balance Sheet at June 30, 2012:

	June 30, 2012
	As previously	Error
	reported	correction		As restated

Accounts payable and accrued liabilities	$701,466	$22,450	(b)	$723,916
Accrued interest payable	$5,551	$15,861	(b)	$21,412
Loans from related party	$19,984	$(9,719)	(b)	$10,265
Convertible notes payable, net of unamortized discount	$150,167	$207	(b)	$154,349
		$3,975	(a)
Convertible notes payable related party, net of unamortized discount	$745,517	$(402,155)	(a)	$343,362

Total current liabilities	$1,845,138	$(398,180)	(a)	$1,475,757
		$28,799	(b)

Additional paid-in capital	$20,169,778	$447,021	(a)	$20,616,799
Accumulated deficit	$(21,765,859)	$(48,841)	(a)	$(21,843,499)
		$(28,799)	(b)

Total stockholders’ deficit	$(1,487,059)	$398,180	(a)	$(1,117,678)
		$(28,799)	(b)
(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of the impact of these restatements on the Company’s Consolidated Income Statement for the quarter ended June 30, 2012:

	June 30, 2012
	As previously	Error
	reported	correction		As restated
Selling, general and administrative	$306,016	$26,409	(a)	$363,968
		$31,543	(b)

Total operating expenses	$323,911	$26,409	(a)	$381,863
		$31,543	(b)

Loss from operations	$(294,429)	$(26,409)	(a)	$(352,381)
		$(31,543)	(b)

Loss on conversion of debt	$(3,580)	$3,580	(b)	$—
Gain on extinguishment of debt	$836	$(836)	(b)	$—

Net loss	$(332,445)	$(26,409)	(a)	$(387,653)
		$(28,799)	(b)

Basic loss per common share	$(0.00)	$(0.00)		$(0.00)

(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

The following is a summary of the impact of these restatements on the Company’s Consolidated Income Statement for the six months ended June 30, 2012:

	June 30, 2012
	As previously	Error
	reported	correction		As restated
Selling, general and administrative	$598,949	$48,841	(a)	$679,333
		$31,543	(b)

Total operating expenses	$634,563	$48,841	(a)	$714,947
		$31,543	(b)

Loss from operations	$(575,879)	$(48,841)	(a)	$(656,263)
		$(31,543)	(b)

Loss on conversion of debt	$(3,580)	$3,580	(b)	$—
Gain on extinguishment of debt	$2,563	$(836)	(b)	$1,727

Net loss	$(646,916)	$(48,841)	(a)	$(724,556)
		$(28,799)	(b)

Basic loss per common share	$(0.00)	$(0.00)		$(0.00)

(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

The following is a summary of the impact of these restatements on the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2012:

	June 30, 2012
	As previously	Error
	reported	correction		As restated

Net loss	$(646,916)	$(48,841)	(a)	$(724,556)
		$(28,799)	(b)
Amortization of debt discount	$218,603	$48,841	(a)	$267,444
Debt paid with common stock	$82,984	$(6,975)	(b)	$76,009
Accrued expenses converted to notes	$217,445	$207	(b)	$217,652
Loss on extinguishment of debt	$3,580	$(3,580)	(b)	$—
Gain on extinguishment of debt	$(2,563)	$836	(b)	$(1,727)
Increase in accounts payable and accrued liabilities	$77,494	$22,450	(b)	$99,944
Increase in accrued interest	$5,551	$15,861	(b)	$21,412

(a) To correct errors in debt discount of convertible notes payable.
(b) To correct errors due to incorrect allocation of convertible debt.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Machinery and equipment	$48,163	$45,208
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,540	38,105
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	326,368	322,978
Less: accumulated depreciation	(322,141)	(318,519)
Fixed assets, net of accumulated depreciation	$4,227	$4,459

Depreciation expense for the six months ended June 30, 2013 and 2012 was $667 and $628, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of June 30, 2013, patents and trademarks total $317,211, net of $229,721 of accumulated amortization. Amortization expense for the six months ended June 30, 2013 and 2012 was $16,515 and $34,986, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2013.

4.    UNEARNED REVENUE

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation, unearned revenue of $19,792 has been recognized as revenue during the six months ended June 30, 2013.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the six months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	9,400,000	$0.05

Options granted and assumed	—	—
Options expired	400,000	$0.05
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2013	9,000,000	$0.05

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2013, 9,000,000 stock options are exercisable.

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	6,765,200	$0.06

Warrants granted and assumed	271,280	$0.06
Warrants expired	1,562,500	$0.05
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2013	5,473,980	$0.06

All warrants outstanding as of June 30, 2013 are exercisable.

271,280 warrants were issued during the three months ended March 31, 2013 as part of a series of convertible notes with attached warrants. The warrants issued allow the holder to purchase one share for every two shares issued upon conversion at an exercise price of $0.07 cents per share.

On May 22, 2013 200,000 warrants were issued as compensation for consulting services. The warrants issued allow the holder to purchase one share at an exercise price of $0.04 cents per share.

6.    RELATED PARTY TRANSACTIONS

Various officers advanced funds to support the daily operations of the company. As of June 30, 2013, $134 remained due to related parties, which is an unsecured payable due to an officer of the Company bearing no interest and due on demand.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30, 2013	December 31, 2012
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default. During the six months ended June 30, 2013, the Company made $8,000 cash payment to reduce to the note balance.	$44,476	$52,476

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

During the six months ended June 30, 2013, the Company made a $2,000 cash payment to reduce the note balance and converted principal of $15,000 plus accrued interest of $1,277 to 542,560 shares of common stock and granted 271,280 warrants with the exercise price of $0.07 per shares for two years.	10,000	27,000

$1,000,000 face value 9% notes payable to investor, due August 1, 2014. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $26,491 and $8,910 during the periods ending June 30, 2013 and December 31, 2012, respectively. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(75,709)	(102,200)
	$1,089,877	$1,088,386

8. CONVERTIBLE NOTES PAYABLE RELATED PARTY

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $802,864 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $1,123,078 for the notes negotiated December 31, 2011. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $82,846 for the six months ended June 30, 2013. As of June 30, 2013, the aggregate convertible notes payable are $526,666, net of unamortized beneficial conversion feature of $583,937.

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $325,023 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $21,680 for the six months ended June 30, 2013. As of June 30, 2013, the aggregate convertible notes payable are $158,599, net of unamortized beneficial conversion feature of $166,423.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $18,048 for the six months ended June 30, 2013. As of June 30, 2013, the aggregate convertible notes payable are $18,061, net of unamortized beneficial conversion feature of $164,022.

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature will be accreted and charged to general and administrative expenses as a financing expense As of June 30, 2013, the aggregate convertible notes payable are $35,384, net of unamortized beneficial conversion feature of $70,768.

9. NOTES PAYABLE

On May 22, 2013 the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the quarter ended June 30, 2013 the Company entered into twelve 9% notes payable to investors and received total proceeds of $430,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company has 110,490,969 and 109,507,409 issued and outstanding shares of common stock as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, the Company issued a total of 440,000 shares of common stock, with a fair value of $13,700 for the conversion of debts totaling $14,400. The Company recorded a gain of $700 on extinguishment of debts.

On February 11, 2013, the Company issued a total of 300,000 shares of common stock for conversion of principal on convertible notes payable of $15,000 plus $1,277 accrued interest. The Company issued an additional 242,560 shares of common stock for this conversion of convertible notes payable, which the shares were fair valued at $7,277.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2013 are as follows:

Fiscal year ending 2013 24,457

Fiscal year ending 2014 33,156

Fiscal year ending 2015 5,526

Rental expense, resulting from operating lease agreements, approximated $14,282 and $31,623 for the six months ended June 30, 2013 and 2012, respectively.

12.    SUBSEQUENT EVENTS

During the month ended July 2013 the Company entered into four 9% notes payable to investors and received total proceeds of $166,000. The notes are, due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

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

This past year we made a concerted effort to help maximize the potential of our licensees but also to make some difficult decisions regarding some of our licensees. This past year, JD Nelson and Associates, RHEI Pharmaceuticals and Panalab S.A. agreements were cancelled. We continue to support our current licensees who remain focused on growing revenues.

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

Alto Pharmaceuticals:

Product: DermSafe®, long lasting hand sanitizer lotion launched in Canada in Q4 of 2011 for commercial / industrial use

Sales and Royalties: Alto has received Health Canada marketing approval for DermSafe and is currently marketing the product directly and seeking distributors in the commercial marketplace.

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

Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA).

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market.. We are currently in discussions with potential licensees and we are implementing a compassionate use study which is expected to begin in the 3rd quarter of 2013. This study, if successful will add greatly to our request for Orphan Drug designation with both the EMA and FDA. Our lab studies have shown positive results so we are encouraged to go forward with the human study, however there can be no assurances that our project will be successful.

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

We are in discussions and undergoing internal studies with various global pharmaceutical and Consumer Goods companies for licenses. These negotiations are at various stages and some are expected to close in 2013.

To facilitate further expansion, we have entered discussions with potential partners that are dermatology service providers and knowledgeable and connected in the dermatology market.

4.	New Products Available for Exclusive Licensing:

During the past few months Skinvisible has developed a new sunless tanning mousse / foam which uses a unique foam with Invisicare®, developed specifically for its foaming properties. This adds to Skinvisible’s line of sunless tanning products which includes sunless tanning lotions (light, medium and dark), pre-sun moisturizer and after-sun moisturizer along with sunless tanning spray products for commercial use. The addition of a sunless tanning mousse enhances this line of products which are available for exclusive licensing.

Skinvisible completed its first production of its patented broad spectrum sunscreen. Skinvisible’s sunscreens (SPF 15, 30 and 50) are formulated with Avobenzone, the only UVA sun filter allowed under the US FDA monograph. This UVA/UVB sunscreen was granted a patent from the United States patent office last year. Avobenzone is known for breaking down in the sun after only two hours – thus the requirement to reapply every 2 hours. Skinvisible’s patent was granted based on Invisicare's® minimum 8 hour photo stability For countries outside the United States, Skinvisible has additionally patented UVA/UVB sunscreens formulated with Tinosorb S that are available for licensing.

5.	New Patent Received For Invisicare®:

Skinvisible expanded its US patent protection for Invisicare®, its unique topical drug delivery technology. In June 2013 Skinvisible was granted US Patent Number 8,481,058 for the topical composition precursor for Invisicare. The patent issued by the United States Patent and Trademark Office (USPTO) is a division of Skinvisible’s US patent “Topical Composition, Topical Composition Precursor, and Methods for Manufacturing and Using.” This latest patent granted to Skinvisible further protects the composition of Invisicare; specifically the composition of the precursor; the chemical composition that gives rise to the final Invisicare delivery technology.

This new patent expands Skinvisible’s patent portfolio to fourteen US and international patents and is one of a series of five patents (including Skinvisible’s initial product patent) granted in the United States specifically protecting Invisicare and the products formulated with it.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Revenues

Our total revenue reported for the three months ended June 30, 2013 was $7,448, a decrease from $30,550 for the same period ended June 30, 2012.  The decrease in revenues for the three months ended June 30, 2013 from the prior year period is a result of deferred revenues of $19,873 recognized as revenue during the first quarter as a result of the canceled licensing agreement. Our revenue for the three months ended June 30, 2013 consisted of $7,448 from royalties on patent licenses, and our revenue for the three months ended June 30, 2012 consisted of $2,877 from product sales, $10,173 from royalties on patent licenses and $17,500 as license fees.

Our total revenue reported for the six months ended June 30, 2013 was $34,735, a decrease from $60,628 for the same period ended June 30, 2012.  The decrease in revenues for the six months ended June 30, 2013 from the prior year period is a result of a result of deferred revenues of $19,873 recognized as revenue during the first quarter as a result of the canceled licensing agreement. Our revenue for the six months ended June 30, 2013 consisted of $3,178 from product sales and $31,557 from royalties on patent licenses, and our revenue for the six months ended June 30, 2012 consisted of $25,628 from royalties on patent licenses and $35,000 as license fees.

We expect revenues to increase for the balance of 2013 as we are currently in discussions on license agreements for two of our products.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2013 decreased to $1,031 from the prior year period when cost of revenues was $1,068. Our cost of revenues for the six months ended June 30, 2013 decreased to $1,189 from the prior year period when cost of revenues was $1,944.

The decrease in our cost of revenues for the three months ended June 30, 2013 from the prior year period is attributable to lower cost of goods.

Gross Profit

Gross profit for the three months ended June 30, 2013 was $6,417, or approximately 86% of sales. Gross profit for three months ended June 30, 2012 was $29,482, or approximately 96% of sales. Gross profit for the six months ended June 30, 2013 was $33,546, or approximately 96% of sales. Gross profit for six months ended June 30, 2012 was $58,684, or approximately 96% of sales.

Operating Expenses

Operating expenses decreased to $253,675 for the three months ended June 30, 2013 from $381,863 for the same period ended June 30, 2012. Our operating expenses for the three months ended June 30, 2013 consisted of $9,047 in depreciation and amortization and $244,628 in selling, general and administrative expenses. Our operating expenses for the three months ended June 30, 2012 consisted of $17,895 in depreciation and amortization and $363,968 in selling, general and administrative expenses.

Operating expenses decreased to $413,328 for the six months ended June 30, 2013 from $714,947 for the same period ended June 30, 2012. Our operating expenses for the six months ended June 30, 2013 consisted of $17,182 in depreciation and amortization and $396,146 in selling, general and administrative expenses. Our operating expenses for the six months ended June 30, 2012 consisted of $35,614 in depreciation and amortization and $679,333 in selling, general and administrative expenses.

Our selling, general and administrative expenses decreased significantly in the three and six months ended June 30, 2013 compared to the prior year periods as a result of decreased marketing expenses, salaries, wages and commissions, legal fees and amortization expenses.

Other Expenses

We had other expenses of $145,550 for the three months ended June 30, 2013, compared with other expenses of $35,272 for the three months ended June 30, 2012. This was entirely the result of more in interest expenses for the three months ended June 30, 2013 than in the prior period ended June 30, 2012.

We had other expenses of $309,873 for the six months ended June 30, 2013, compared with other expenses of $68,293 for the six months ended June 30, 2012. This was largely the result of $310,573 we paid in interest expenses for the six months ended June 30, 2013 from $70,020 in the prior period ended June 30, 2012.

Net Loss

We recorded a net loss of $392,808 for the three months ended June 30, 2013, as compared with a net loss of $387,653 for the three months ended June 30, 2012. We recorded a net loss of $689,655 for the six months ended June 30, 2013, as compared with a net loss of $724,556 for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $414,500 and total assets in the amount of $735,938. Our total current liabilities as of June 30, 2013 were $2,930,435. We had a working capital deficit of $2,515,935 as of June 30, 2013.

Operating activities used $387,821 in cash for the six months ended June 30, 2013. Our net loss of $689,655 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $149,065, an increase of accrued interest of $102,146 and an increase in accounts payable and accrued liabilities of $27,407.

Cash flows used by investing activities during the six months ended June 30, 2013 was $82,608 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the six months ended June 30, 2013 amounted to $399,998 and consisted of $430,000 as proceeds from loans, offset by $12,475 in payments on related party convertible notes payable, $10,000 in payments convertible notes payable, and $7,527 in payments to related party loans.

On May 22, 2013, we approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the quarter ended June 30, 2013, we entered into twelve 9% notes payable to investors and received total proceeds of 430,000. During the month ended July 2013, we entered into four 9% notes payable to investors and received total proceeds of 166,000.

The notes are secured by our US patent rights granted for our Sunscreen Products: US patent number #8,128,913: “Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.

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

Off Balance Sheet Arrangements

As of June 30, 2013, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $23,261,020 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2013, we had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On April 15, 2013, we issued 240,000 shares of our common stock as a result of entering into debt conversion agreements to convert a total principal balance and interest of $7,200 into equity.

On May 22, 2013, we issued a consultant a one year warrant to purchase 200,000 at a strike price of $0.04 per share.

On June 30, 2013, we issued a promissory note to Doreen McMorran, an affiliate of our company. The note is for $43,661 and covers her salary as an employee of our company for the first six months of 2013. The note matures on June 30, 2018 and is convertible into shares of our common stock at $0.03 per share. We also issued to Mr. McMorran three year warrants to purchase shares of our common stock at $0.04 per share. The warrants give her the right to purchase one share of every two shares acquired in the conversion of the note.

On July 3, 2013, we issued 240,000 shares of our common stock as a result of entering into debt conversion agreements to convert a total principal balance and interest of $7,200 into equity.

On June 30, 2013, we issued a promissory note to Terry Howlett, our officer and director. The note is for $62,490 and covers his salary as an employee of our company for the first six months of 2013. The note matures on June 30, 2018 and is convertible into shares of our common stock at $0.03 per share. We also issued to Mr. Howlett three year warrants to purchase shares of our common stock at $0.04 per share. The warrants give him the right to purchase one share of every two shares acquired in the conversion of the note.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 13, 2013

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

