Form 10-Q
period 2013-09-30
SKINVISIBLE INC
filed 2013-11-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 110,729,969 common shares as of October 1, 2013

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2013 and 2012 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2013 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$674,315	$450,507
Accounts receivable	10,000	27,299
Inventory	22,437	18,769
Due from related party	41,188	1,145
Prepaid expense and other current assets	1,015	515
Total current assets	748,955	498,235
Fixed assets, net of accumulated depreciation of $322,477 and $318,519, respectively	3,891	4,459
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $239,208
and $213,205, respectively	345,690	251,553
Total assets	$1,098,536	$754,247
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$584,536	$636,314
Accrued interest payable	131,499	25,264
Loans from related party	134	7,661
Loans payable	1,000,000	1,991
Convertible notes payable, net of unamortized debt discount of $61,724
and $102,200, respectively	1,099,862	1,088,386
Convertible notes payable related party, net of unamortized discount of $919,956
and $1,036,956, respectively	803,905	593,227
Unearned revenue	—	19,792
Total current liabilities	3,619,936	2,372,635
Total liabilities	3,619,936	2,372,635
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized;
110,729,969 and 109,507,409 shares issued and outstanding at September 30, 2013
and December 31, 2012, respectively	110,730	109,507
Additional paid-in capital	20,968,993	20,841,670
Stock payable	—	1,800
Accumulated deficit	(23,601,123)	(22,571,365)
Total stockholders' deficit	(2,521,400)	(1,618,388)
Total liabilities and stockholders' deficit	$1,098,536	$754,247

SKINVISIBLE, INC. CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$13,635	$22,920	$48,370	$83,548
Cost of revenues	565	—	1,754	1,944
Gross profit	13,070	22,920	46,616	81,604
Operating expenses
Depreciation and amortization	9,824	8,068	27,006	43,982
Selling general and administrative	220,021	316,856	616,167	996,189
Total operating expenses	229,845	324,924	643,173	1,040,171
Loss from operations	(216,775)	(302,004)	(596,557)	(958,567)
Other income and (expense)
Other income	97	25,000	97	25,000
Interest expense	(125,825)	(11,866)	(436,398)	(81,886)
Gain on extinguishment of debt	2,400	(36)	3,100	1,691
Total other expense	(123,328)	13,098	(433,201)	(55,195)
Net loss	$(340,103)	$(288,906)	$(1,029,758)	$(1,013,762)
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average common
shares outstanding	110,683,012	105,073,960	110,374,484	102,694,597

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(1,029,758)	$(1,013,762)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	27,006	43,982
Stock-based compensation	21,200	—
Amortization of debt discount	228,244	432,602
Accrued expenses converted to notes	—	223,868
Stock issued for interest expense	422	—
Debt paid with common stock	—	78,361
Gain on extinguishment of debt	3,100	(1,691)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(3,668)	8,998
Decrease in accounts receivable	17,299	(8,895)
Increase in prepaid expenses and other current assets	(500)	(9,691)
Increase in accounts payable and accrued liabilities	69,776	97,283
Increase in accrued interest	105,099	23,174
Decrease in unearned revenue	(19,792)	(50,000)
Net cash used in operating activities	(581,572)	(175,771)
Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(120,575)	(56,023)
Net cash used in investing activities	(120,575)	(56,023)
Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	(7,527)	(2,681)
Payments on related parties convertible notes payable	(12,475)	—
Proceeds from convertible notes payable	—	312,900
Advances to related parties	(40,043)
Payments on convertible notes payable	(14,000)	(7,500)
Proceeds from loans payable	1,000,000	(5,000)
Net cash provided by (used in) financing activities	925,955	297,719
Net change in cash	223,808	65,925
Cash, beginning of period	450,507	1,218
Cash, end of period	$674,315	$67,143
Supplemental disclosure of cash flow information:
Cash paid for interest	$97,194	$—
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Loan payable converted to convertible loan	$23,554	$(9,719)
Common stock issued on conversion of debts	$23,554	$78,361
Beneficial conversion feature	$—	$326,510
Common stock issued for extinguishment of debts	$16,100	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $23,601,123 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

(UNAUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2013, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2013 and 2012 totaled $21,200 and $0 respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Machinery and equipment	48,163	$45,208
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,540	38,105
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	326,368	322,978
Less: accumulated depreciation	(322,477)	(318,519)
Fixed assets, net of accumulated depreciation	3,891	$4,459

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $1,003 and $943, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at its historical cost and are amortized over their useful lives. As of September 30, 2013, patents and trademarks total $584,898, net of $239,208 of accumulated amortization. Amortization expense for the nine months ended September 30, 2013 and 2012 was $26,003 and $43,039, respectively. The Company has secured $1,000,000 in notes payable with its US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2013.

4.    UNEARNED REVENUE

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation, unearned revenue of $19,792 has been recognized as revenue during the nine months ended September 30, 2013.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	9,400,000	$0.05
Options granted and assumed	300,000	$0.03
Options expired	400,000	$0.05
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2013	9,300,000	$0.05

As of September 30, 2013, 9,300,000 stock options are exercisable.

On September 23, 2013, the Company granted stock options for 300,000 shares of its common stock with a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $8,400 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.33%, a dividend yield of 0% and volatility rates of 443%.  The Company recorded an expense of $8,400 for the nine months ended September 30, 2013.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2013.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2012	6,765,200	$0.06
Warrants granted and assumed	471,280	$0.06
Warrants expired	2,562,500	$0.05
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2013	4,673,980	$0.06

All warrants outstanding as of September 30, 2013 are exercisable.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.    RELATED PARTY TRANSACTIONS

On September 23, 2013, the Company granted stock options for 300,000 shares of its common stock to an employee. See Note 5 for additional information.

During the three months ended September 30, 2013 the Company advanced $40,143 to employees of the Company for business related expenses. The advance is non-interest bearing and due upon demand.

7. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	September 30,	December 31,
	2013	2012
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default. During the nine months ended September 30, 2013, the Company made $12,000 in cash payment to reduce the note balance.	$40,476	$52,476
$27,000 face value 10% unsecured $27,000 notes payable to investors, due October, 2012. At the investor’s written request, until the repayment date the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature has been fully accreted and was charged to general and administrative expenses during the year ended December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.

During the nine months ended September 30, 2013, the Company made a $2,000 cash payment to reduce the note balance and converted principal of $15,000 plus accrued interest of $1,277 to 542,560 shares of common stock and granted 271,280 warrants with the exercise price of $0.07 per shares for two years.	10,000	27,000
$1,000,000 face value 9% notes payable to investors, due two years from the anniversary date of execution. The notes mature at various times from September 2014 to December 2014. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $40,476 and $8,910 during the periods ending September 30, 2013 and December 31, 2012, respectively. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
	1,050,476	1,079,476
Original issue discount	111,110	111,110
Unamortized debt discount	(61,724)	(102,200)
	$1,099,862	$1,088,386

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE RELATED PARTY

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $802,864 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $538,295 for the notes negotiated on December 31, 2010, $45,557 for the notes negotiated on July 1, 2011 and $1,123,078 for the notes negotiated December 31, 2011. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $124,818 for the nine months ended September 30, 2013. As of September 30, 2013, the aggregate convertible notes payable are $568,638, net of unamortized beneficial conversion feature of $541,965.

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011 and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $325,023 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $32,161 for the nine months ended September 30, 2013. As of September 30, 2013, the aggregate convertible notes payable are $169,080, net of unamortized beneficial conversion feature of $155,942.

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $27,223 for the nine months ended September 30, 2013. As of September 30, 2013, the aggregate convertible notes payable are $27,236, net of unamortized beneficial conversion feature of $154,847.

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The beneficial conversion feature is valued under the intrinsic value method. The aggregate beneficial conversion feature will be accreted and charged to general and administrative expenses as a financing expense As of September 30, 2013, the aggregate convertible notes payable are $38,950, net of unamortized beneficial conversion feature of $67,202.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. NOTES PAYABLE

On May 22, 2013 the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the nine months ended September 30, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of 1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company has 110,729,969 and 109,507,409 issued and outstanding shares of common stock as of September 30, 2013 and December 31, 2012, respectively.

During the nine months ended September 30, 2013, the Company issued a total of 680,000 shares of common stock, with a fair value of $16,100 for the conversion of debts totaling $18,000. The Company recorded a gain of $3,100 on extinguishment of debts.

On February 11, 2013, the Company issued a total of 300,000 shares of common stock for conversion of principal on convertible notes payable of $15,000 plus $1,277 accrued interest. The Company issued an additional 242,560 shares of common stock for this conversion of convertible notes payable, which the shares were fair valued at $7,277.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2013 are as follows:

Fiscal year ending 2013 14,050

Fiscal year ending 2014 33,156

Fiscal year ending 2015 5,526

Rental expense, resulting from operating lease agreements, approximated $14,942 and $40,434 for the nine months ended September 30, 2013 and 2012, respectively.

12.    SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements.

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

Alto Pharmaceuticals:

Product: DermSafe®, long lasting hand sanitizer lotion launched in Canada in Q4 of 2011 for commercial / industrial use.

Sales and Royalties: Alto has received Health Canada marketing approval for DermSafe and is currently marketing the product directly and seeking distributors in the commercial marketplace.

Women’s Choice Pharmaceuticals:

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States in August of 2011.

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

DermSafe® Hand Sanitizer

Skinvisible’s hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has received registration in Belgium on behalf of Skinvisible. This registration allows Skinvisible to make DermSafe® available in most of Europe through a simple registration process. The Company is currently seeking licensees and/or distributors to begin the sale of DermSafe in the EU.

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

The regulatory approval in Europe has been transferred to Skinvisible. The objective for 2013 is to make DermSafe available internationally to the general public and also for use in hospitals, schools, law enforcement and the military through independent distributors or through an EU or international licensing agreement.

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

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market. We are currently in discussions with potential licensees and we are implementing a case report to study the moisturization effects of the product. This has begun and is expected to conclude in December 2013. This report, if successful, will add greatly to our request for Orphan Drug designation with both the EMA and FDA. Our lab studies have shown positive results so we are encouraged to go forward with the human study, however there can be no assurances that our project will be successful.

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

We are in discussions and undergoing internal studies with various global pharmaceutical and Consumer Goods companies for licenses. These negotiations are at various stages and some are expected to close at the end of 2013.

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

Skinvisible completed its first production of its patented broad spectrum sunscreen. Skinvisible’s sunscreens (SPF 15, 30 and 50) are formulated with Avobenzone, the only UVA sun filter allowed under the US FDA monograph. This UVA/UVB sunscreen was granted a patent from the United States patent office last year. Avobenzone is known for breaking down in the sun after only two hours – thus the requirement to reapply every 2 hours. Skinvisible’s patent was granted based on Invisicare's® minimum 8 hour photo stability. For countries outside the United States, Skinvisible has additionally patented UVA/UVB sunscreens formulated with Tinosorb S that are available for licensing.

5.	Patents Pending:

Skinvisible continues to expand its patent protection in the US for Invisicare®, its unique topical drug delivery technology as well as internationally for various products formulated with Invisicare®. Skinvisible Invisicare® patents protect Invisicare® in three areas: composition, manufacturing and use. Product patents include UVA stabilization in sunscreens (Invisicare® stabilizes avobenzone sunscreen for eight hours), retinoid stabilization and dermal barrier product protection. Patents pending include acne, anti-fungal, cationic actives (i.e. imiquimod), ichthyosis and others.

Skinvisible’s patent portfolio includes a total of fourteen US and international patents specifically protecting Invisicare and the products formulated with it.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Revenues

Our total revenue reported for the three months ended September 30, 2013 was $13,635, a decrease from $22,920 for the same period ended September 30, 2012.  The decrease in revenues for the three months ended September, 2013 from the prior year period is a result of the cancellation of a licensing agreement during the first quarter of 2013. Our revenue for the three months ended September 30, 2013 consisted of $0 from product sales and $13,635 from royalties on patent licenses, and our revenue for the three months ended September 30, 2012 consisted of $0 from product sales, $7,920 from royalties on patent licenses and $15,000 as license fees.

Our total revenue reported for the nine months ended September 30, 2013 was $48,370, a decrease from $83,548 for the same period ended September 30, 2012.  The decrease in revenues for the nine months ended September 30, 2013 from the prior year period is a result of the cancellation of a licensing agreement during the first quarter of 2013, $19,873 in deferred revenue was recognized as a result of this cancelation. Our revenue for the nine months ended September 30, 2013 consisted of $3,178from product sales and $25,400 from royalties on patent licenses and $19,873 as license fees, and our revenue for the nine months ended September 30, 2012 consisted of $5,755 from product sales, $27,793 from royalties on patent licenses and $50,000 as license fees.

We expect revenues to increase for the balance of 2013 as we are currently in discussions on license agreements for two of our products.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2013 increased to $565 from the prior year period when cost of revenues was $0. Our cost of revenues for the nine months ended September 30, 2013 decreased to $1,754 from the prior year period when cost of revenues was $1,944.

The increase in our cost of revenues for the three months ended September 30, 2013 from the prior year period is attributable to an increase in shipping and freight costs. The decrease in our cost of revenues for the nine months ended September 30, 2013 from the prior year period is attributable to a decrease in lab expenses.

Gross Profit

Gross profit for the three months ended September 30, 2013 was $13,070, or approximately 95% of sales. Gross profit for three months ended September 30, 2012 was $22,920, or approximately 100% of sales. Gross profit for the nine months ended September 30, 2013 was $46,616, or approximately 96% of sales. Gross profit for nine months ended September 30, 2012 was $81,604, or approximately 97% of sales.

Operating Expenses

Operating expenses decreased to $229,845 for the three months ended September 30, 2013 from $324,924 for the same period ended September 30, 2012. Our operating expenses for the three months ended September 30, 2013 consisted of $9,824 in depreciation and amortization and $220,021 in selling, general and administrative expenses. Our operating expenses for the three months ended September 30, 2012 consisted of $8,068 in depreciation and amortization and $316,856 in selling, general and administrative expenses.

Operating expenses decreased to $643,173 for the nine months ended September 30, 2013 from $1,040,171 for the same period ended September 30, 2012. Our operating expenses for the nine months ended September 30, 2013 consisted of $27,006 in depreciation and amortization and $616,167 in selling, general and administrative expenses. Our operating expenses for the nine months ended September 30, 2012 consisted of $43,982 in depreciation and amortization and $996,189 in selling, general and administrative expenses.

Our selling, general and administrative expenses decreased significantly in the three and nine months ended September 30, 2013 compared to the prior year periods as a result of decreased marketing expenses, accounting and audit fees, legal fees, amortization expenses.

Other Expenses

We had other expenses of $123,328 for the three months ended September 30, 2013, compared with other income of $13,098 for the three months ended September 30, 2012. This was largely the result of $125,825 we paid in interest expenses for the three months ended September 30, 2013 from $11,866 in the prior period ended September 30, 2012.

We had other expenses of $433,201for the nine months ended September 30, 2013, compared with other expenses of $55,195 for the nine months ended September 30, 2012. This was largely the result of $436,398 we paid in interest expenses for the nine months ended September 30, 2013 from $81,886 in the prior period ended September 30, 2012.

Net Loss

We recorded a net loss of $340,103 for the three months ended September 30, 2013, as compared with a net loss of $288,906 for the three months ended September 30, 2012. We recorded a net loss of $1,029,758 for the nine months ended September 30, 2013, as compared with a net loss of $1,013,762 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $748,955 and total assets in the amount of $1,098,536. Our total current liabilities as of September 30, 2013 were $3,619,936. We had a working capital deficit of $2,870,981 as of September 30, 2013.

Operating activities used $581,572 in cash for the nine months ended September 30, 2013. Our net loss of $1,029,758 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $228,244, an increase of accrued interest of $105,099 and an increase in accounts payable and accrued liabilities of $69,766.

Cash flows used by investing activities during the nine months ended September 30, 2013 was $120,575 as a result of the purchase of fixed and intangible assets.

Cash flows used by financing activities during the nine months ended September 30, 2013 amounted to $925,955 and consisted of $1,000,000 in proceeds on loans payable, offset mainly by $40,043 in advances to related parties for business related expenses, $14,000 in payments on convertible promissory notes, and $12,475 in payments to related parties on convertible promissory notes.

During the nine months ended September 30, 2013, we executed Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to several investors. The proceeds of the Notes are to be used for our general working capital purposes. The Notes bear interest at the rate of 9% per annum and mature at various times from May to August of 2015. We received net proceeds of $900,000 from the Notes. We expect to service the Notes with income derived from license fees. If we are unable to generate revenue from license fees, we would be unable to service the Notes in the long term or we would be forced to try and renegotiate terms with the lenders. There can be no assurance, however, that we would be able to renegotiate any terms with the lenders. For the short term, however, we have sufficient capital available to service the Notes.

The Notes are secured by US Patent rights granted for our Sunscreen Products: US patent number #8,128,913: “Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.”

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

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $23,601,123 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2013, we had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On September 23, 2013, we issued a five-year option to an employee to purchase 300,000 shares of our common stock at an exercise price of $0.03 per share.

On October 2, 2013, we issued 180,000 shares of our common stock as a result of entering into debt conversion agreements to convert a total principal balance and interest of $3,600 into equity.

During the nine months ended September 30, 2013, we executed Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to several investors. The proceeds of the Notes are to be used for our general working capital purposes. The Notes bear interest at the rate of 9% per annum and mature at various times from May to August of 2015.

The Notes are secured by US Patent rights granted for our Sunscreen Products: US patent number #8,128,913: “Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.”

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November __, 2013

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

