Form 10-K
period 2013-12-31
SKINVISIBLE INC
filed 2014-04-11
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,074,877

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 110,909,969 common shares as of January 10, 2014

PART I

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

Patents

We continue to expand our patent protection in the US for Invisicare®, our unique topical drug delivery technology as well as internationally for various products formulated with Invisicare®. Invisicare® patents protect Invisicare® in three areas: composition, manufacturing and use. Product patents include UVA stabilization in sunscreens (Invisicare® stabilizes avobenzone sunscreen for eight hours), retinoid stabilization and dermal barrier product protection. Patents pending include acne, anti-fungal, cationic actives (i.e. imiquimod), ichthyosis and others.

Our patent portfolio includes a total of fourteen US and international patents specifically protecting Invisicare and the products formulated with it.

Trademarks

When developing new products using Invisicare, we file for both patent and trademark protection. We have been granted trademarks in the U.S. and Canada for the following names:

- Skinvisible® w Invisicare® w JUSTCARE® w Work Gluv® w Bare Sunless Tanning®

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

We have licensees around the globe. Three of these licensees are currently in the marketplace: Avon Products globally, Women’s Choice Pharmaceuticals in the United States and Alto Pharmaceuticals in Canada. Unfortunately due to changes to their launch strategy, at the end of 2013, Skinvisible cancelled the license agreement with Embil Pharmaceuticals Co. Ltd.

We continue to work diligently with our licensees to ensure they have a smooth manufacturing process, ongoing R&D support and marketing feedback.

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

Women’s Choice Pharmaceuticals:

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States August 2011

Sales and Royalties: ProCort continues to increase sales every quarter. Skinvisible receives a royalty based on net sales. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth in 2014. Women’s Choice is seeking to form other strategic alliances in 2014 in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon.

Product Launches for 2014:

We have additional products which are anticipated to be in the market in 2014

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

2.	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

We have a pipeline of over forty products which are available for licensing. Testing is conducted in-house generating proof of concept including release of the active ingredient as well as long term shelf life (stability). Additional studies conducted on specific products including skin sensitivity, toxicity and product efficacy are outsourced to FDA compliant laboratories. These studies are critical in attracting potential licensees. Our clinical strategy is to:

(1)	Add new studies for our prescription products. Our clinical strategy is to increase the amount of outsourced studies, specifically for our prescription products. Additional studies including skin penetration and skin irritation studies will add to the integrity and value of our products available for licensing.

(2)	Add new long-term efficacy studies for our DermSafe® hand sanitizer. Last year we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. Late last year we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and Asia in 2014

(3)	Obtain orphan drug status for our Netherton syndrome product. Along with our research and development of products to treat common skin conditions, we have also developed a patent pending product to treat a rare skin condition called Netherton syndrome. This disease is caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure.

Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA).

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market. We are currently in discussions with potential licensees and we are implementing a case report to study the moisturization effects of the product. This process began at the beginning of 2014 and we are committed in ensuring that the product is given a proper opportunity to be effective. We are awaiting the outcome and we will be generating additional data to substantiate our claims for orphan drug status. . This report, if successful, will add greatly to our request for Orphan Drug designation with both the EMA and FDA. Our lab studies have shown positive results so we are encouraged to go forward with the human study, however there can be no assurances that our project will be successful.

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

We continue to focus on completing the (confidential) development projects that are in progress, continuing our negotiations with multi-national companies on a number of potential OTC product license agreements and advancing discussions with interested international clients regarding joint ventures.

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

Employees

We currently have three employees, including our sole officer Terry Howlett. Two of our employees are full-time.

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

Fiscal Year Ending December 31, 2012
Quarter Ended	High $	Low $
December 31, 2012	0.06	0.021
September 30, 2012	0.045	0.019
June 30, 2012	0.06	0.038
March 31, 2012	0.061	0.025

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	0.026	0.011
September 30, 2013	0.025	0.013
June 30, 2013	0.033	0.01
March 31, 2013	0.035	0.0225

On April 7, 2014, the last sales price per share of our common stock on the OTCQB was $0.0155.

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

Holders of Our Common Stock

As of January 10, 2014, we had 110,909,969 shares of our common stock issued and outstanding, held by 187 shareholders of record, other than those held in street name.

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

During the year ended December 31, 2013, we issued a total of 1,402,560 shares of common stock, with a fair value of $44,554 for the conversion of outstanding debts of $37,567, related interest of $1,277 and settlement of stock payable of $1,800.

On December 31, 2013, we re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the notes may be converted to shares of our common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2013.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2013

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,300,00	0.05	700,000
Equity compensation plans not approved by security holders	3,818,780	0.05	—
Total	13,118,780	0.05	700,000

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

Results of Operations for the Years Ended December 31, 2013 and 2012

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the year ended December 31, 2013 and 2012 was $66,696 and $270,298, respectively.  The decrease was mainly due to a decrease in recognition of deferred license fees of $190,208.

We expect revenues to increase in 2014 as we are currently in discussions on license agreements for two of our products.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2013 decreased to $2,173 from the prior year when cost of revenues was $4,627.

Gross Profit

Gross profit for the year ended December 31, 2013 was $64,523, or approximately 96% of sales. Gross profit for the year ended December 31, 2012 was $265,671, or approximately 98% of sales.

Operating Expenses

Operating expenses decreased to $824,050 for the year ended December 31, 2013 from $1,589,650 for the year ended December 31, 2012. Our operating expenses for the year ended December 31, 2013 consisted mainly of salaries and wages of $146,563, accrued salaries and wages of $215,032, commissions of $100,000, consulting fees of $64,185, accounting and audit expenses of $42,280, depreciation and amortization expenses of $37,198, rent of $25,349, edgar fees of $25,853 and travel expenses of $21,450. In comparison, our operating expenses for the year ended December 31, 2012 consisted mainly of discount amortization of $571,844, accrued salaries and wages of $323,745, commissions of $106,218, salaries and wages of $80,281, consulting expenses of $72,219, rent of $53,708, amortization expenses of $50,585, legal fees of $50,490, and accounting and audit expenses of $47,850.

Other Expenses

We paid more in interest expenses for the year ended December 31, 2013 than in the prior year ended 2012,which was the primary basis for total other expenses of $583,916 for the year ended December 31, 2013 as compared with $128,442 for the prior year.

Net Loss

Net loss for the year ended December 31, 2013 was $1,343,443 compared to net loss of $1,452,421 for the year ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, we had total current assets of $549,108 and total assets in the amount of $874,051. Our total current liabilities as of December 31, 2013 were $3,611,437. We had a working capital deficit of $3,062,329 as of December 31, 2013.

Operating activities used $751,654 in cash for the year ended December 31, 2013. Our net loss of $1,343,443 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $288,671, an increase of accrued interest of $138,797 and an increase in accounts payable and accrued liabilities of $109,343.

Cash flows used by investing activities during the year ended December 31, 2013 was $106,129 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended December 31, 2013 amounted to $920,696 and consisted of $1,000,000 in proceeds on loans payable, offset mainly by $55,475 in payments to related parties on convertible promissory notes and $18,000 in payments on convertible promissory notes.

During the year ended December 31, 2013, we executed Promissory Notes (the “Notes”) in the aggregate principal amount of $1,000,000 to several investors. The proceeds of the Notes are to be used for our general working capital purposes. The Notes bear interest at the rate of 9% per annum and mature at various times from May to August of 2015. We received net proceeds of $900,000 from the Notes. We expect to service the Notes with income derived from license fees. If we are unable to generate revenue from license fees, we would be unable to service the Notes in the long term or we would be forced to try and renegotiate terms with the lenders. There can be no assurance, however, that we would be able to renegotiate any terms with the lenders. For the short term, however, we have sufficient capital available to service the Notes.

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

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $23,914,808 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2013, the Company had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-4	Consolidated Statements of Operations for the years ended December 31, 2013 and 2012
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2013 and 2012
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012
F-7	Notes to Financial Statements

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

We have audited the accompanying balance sheets of Skinvisible, Inc. as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended December 31, 2013. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The balance sheet as of December 31, 2012, and the related statements of operations, changes in stockholders’ deficit and cash flows for the period ended December 31, 2012 were audited by other auditors whose report dated April 14, 2013 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the one year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note #1 to the financial statements, the Company has negative working capital at December 31, 2013, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note #1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 10, 2014

50 S. Jones Blvd, Suite 201 - Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Skinvisible, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Skinvisible, Inc. as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc., as of December 31, 2012 and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in The United States of America.

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

Sarna & Company,

Certified Public Accountants

Thousand Oaks, California

April 14, 2013

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended	Years Ended
	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$513,420	$450,507
Accounts receivable	11,591	27,299
Inventory	22,437	18,769
Due from related party	1,145	1,145
Prepaid expense and other current assets	515	515
Total current assets	549,108	498,235
Fixed assets, net of accumulated depreciation of $322,813 and $318,519, respectively	3,555	4,459
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $249,064 and $213,205, respectively	321,388	251,553
Total assets	$874,051	$754,247
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$479,622	$636,314
Accrued interest payable	165,197	25,264
Loans from related party	1,832	7,661
Loans payable	1,000,000	1,991
Convertible notes payable, net of unamortized debt discount of $66,490 and $102,200, respectively	1,091,097	1,088,386
Convertible notes payable related party, net of unamortized discount of $949,672 and $1,036,956, respectively	873,689	593,227
Unearned revenue	—	19,792
Total current liabilities	3,611,437	2,372,635
Total liabilities	3,611,437	2,372,635
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 110,909,969 and 109,507,409 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	110,910	109,507
Additional paid-in capital	21,066,512	20,841,670
Stock payable	—	1,800
Accumulated deficit	(23,914,808)	(22,571,365)
Total stockholders' deficit	(2,737,386)	(1,618,388)
Total liabilities and stockholders' deficit	$874,051	$754,247

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC. CONSOLIDATED

STATEMENT OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
Revenues	$66,696	$270,298
Cost of revenues	2,173	4,627
Gross profit	64,523	265,671
Operating expenses
Depreciation and amortization	37,198	51,842
Selling general and administrative	786,852	1,537,808
Total operating expenses	824,050	1,589,650
Loss from operations	(759,527)	(1,323,979)
Other income and (expense)
Other income	272	25,000
Gain on Sale of Equipment		6,000
Interest expense	(588,098)	(173,780)
Gain on extinguishment of debt	3,910	14,338
Total other expense	(583,916)	(128,442)
Net loss	$(1,343,443)	$(1,452,421)
Basic loss per common share	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	110,508,469	108,703,907

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC. CONSOLIDATED

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock	Common Stock	Additional	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit
Balance, December 31, 2011 (audited)	106,592,159	$106,594	$20,268,176	$—	$(21,118,944)	$(744,174)
Issuance of stock for conversion of debts	2,915,250	2,913	113,846	1,800	—	118,559
Issuance of warrants for services	—	—	39,006	—	—	39,006
Financing costs related to convertible notes payable	—	—	420,642	—	—	420,642
Net loss	—	—	—	—	(1,452,421)	(1,452,421)
Balance, December 31, 2012 (audited)	109,507,409	109,507	20,841,670	1,800	(22,571,365)	$(1,618,388)
Issuance of stock for conversion of debts	1,402,560	1,403	45,241	(1,800)	—	44,844
Issuance of warrants for services	—	—	13,923	—	—	13,923
Financing costs related to convertible notes payable	—	—	165,678	—	—	165,678
Net loss	—	—	—	—	(1,343,443)	(1,452,421)
Balance, December 31, 2012 (audited)	110,909,969	110,910	21,066,512	—	(23,914,808)	$(2,737,386)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC. CONSOLIDATED

STATEMENT OF CASH FLOWS

	Years Ended	Years Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(1,343,443)	$(1,452,421)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	37,198	51,842
Stock-based compensation	21,200	—
Amortization of debt discount	288,671	571,844
Accrued expenses converted to notes	—	399,528
Stock issued for interest expense	422	—
Warrants issued for services		39,006
Gain on extinguishment of debt	3,910	(14,338)
Gain of sale of assets		(6,000)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(3,668)	(3,816)
Decrease in accounts receivable	15,708	(26,194)
Increase in prepaid expenses and other current assets	—	8,098
Increase in accounts payable and accrued liabilities	109,343	84,577
Increase in accrued interest	138,797	18,970
Decrease in unearned revenue	(19,792)	(210,000)
Net cash used in operating activities	(751,654)	(538,904)
Cash flows from investing activities:
Sale of fixed assets	—	6,000
Purchase of fixed assets and intangible assets	(106,129)	(37,971)
Net cash used in investing activities	(106,129)	(31,971)
Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	(5,829)	(3,736)
Payments on related parties convertible notes payable	(55,475)	—
Proceeds from convertible notes payable	—	1,238,900
Payments on convertible notes payable	(18,000)	(195,000)
Payments on loans payable	1,000,000	(20,000)
Net cash provided by (used in) financing activities	920,696	1,020,164
Net change in cash	62,913	449,289
Cash, beginning of period	450,507	1,218
Cash, end of period	$513,420	$450,507
Supplemental disclosure of cash flow information:
Cash paid for interest	$144,763	$11,389
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Loan payable converted to convertible loan	$—	$(9,719)
Common stock payable on conversion of debts	$(1,800)	$1,800
Common stock issued on conversion of debts	$37,567	$116,145
Beneficial conversion feature	$165,678	$420,642
Common stock issued on conversion of interest	$422	$613

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

History – Skinvisible, Inc. (referred to as the “Company”) was incorporated in Nevada on March 6, 1998, under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

Skinvisible, Inc. together with its subsidiary shall herein be collectively referred to as the “Company”.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $23,914,808 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $513,420 and $450,507 in cash and no cash equivalents as of December 31, 2013 and December 31, 2012, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2013, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended December 31, 2013 and 2012 totaled $21,200 and $0, respectively.

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

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2013 and December 31, 2012:

	2013	2012
Machinery and equipment	$48,163	$45,208
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,540	38,105
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	326,368	322,978
Less: accumulated depreciation	(322,813)	(318,519)
Fixed assets, net of accumulated depreciation	$3,555	$4,459

Depreciation expense for the years ended December 31, 2013 and 2012 was $1,339 and $1,257, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2013, patents and trademarks total $321,338, net of $249,064 of accumulated amortization. Amortization expense for the years ended December 31, 2013 and 2012 was $35,859 and $50,585, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2013.

4.    UNEARNED REVENUE

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation, unearned revenue of $19,792 has been recognized as revenue during the year ended December 31, 2013.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the years ended December 31, 2013 and 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	9,980,000	$0.05
Options granted and assumed	—	—
Options expired	580,000	$0.04
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2012	9,400,000	$ 0 .05
Options granted and assumed	300,000	$0.03
Options expired	400,000	$0.04
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2013	9,300,000	$0.05

As of December 31, 2013, 9,300,000 stock options are exercisable.

On September 23, 2013, the Company granted stock options for 300,000 shares of its common stock with a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $8,400 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.33%, a dividend yield of 0% and volatility rates of 443%.   The Company recorded an expense of $8,400 for the year ended December 31, 2013.

Stock warrants -

The following is a summary of warrants activity during the years ended December 31, 2013 and 2012.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2011	5,762,451	$0.10
Warrants granted and assumed	2,152,750	$0.03
Warrants expired	1,150,001	$0.10
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2012	6,765,200	$0.06
Warrants granted and assumed	471,280	0.05
Warrants expired	3,417,700	0.06
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2013	3,818,780	0.05

All warrants outstanding as of December 31, 2013 are exercisable.

 SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

As part of a series of convertible notes with attached warrants 471,280 and 2,152,750 warrants were issued during the years ended 2013 and 2012, respectively. The warrants allow the holders to purchase one share for every two shares issued upon conversion of debt, at an exercise price ranging from $0.04 to $0.06 cents per share.

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

On September 4, 2012, the Company issued a warrant for 200,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.03 and the vesting period on these grants was immediate . The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.16%; dividend yield of 0% and expected volatility of 168%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $5,235.

On November 20, 2012, the Company issued a warrant for 425,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.03 and the vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.16%; dividend yield of 0% and expected volatility of 166%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $10,718.

On December 10, 2012, the Company issued a warrant for 150,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.04 and the vesting period on these grants was immediate . The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.17%; dividend yield of 0% and expected volatility of 172%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $3,668.

On December 20, 2012, the Company issued a warrant for 425,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.04 and the vesting period on these grants was immediate . The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.15%; dividend yield of 0% and expected volatility of 174%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $11,147.

On February 11, 2013, the Company issued a warrant for 180,915 shares of common stock to the note holder with a exercise price of $0.05. The vesting period on these grant was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.27%; dividend yield of 0% and expected volatility of 178%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $1,683.

On February 11, 2013, the Company issued a warrant for 90,365 shares of common stock to a note holder with a exercise price of $0.05. The vesting period on these grant was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 2 years; risk free interest rate of 0.27%; dividend yield of 0% and expected volatility of 178%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $840.

On May 22, 2013, the Company issued a warrant for 200,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.04 and the vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.11%; dividend yield of 0% and expected volatility of 167%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $3,000.

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

6. NOTES PAYABLE

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

7. RELATED PARTY TRANSACTIONS

During the year ended 2013 various officers advanced funds to support the daily operations of the company. As of December 31, 2013, $1,832 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 8.

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	December 31,	December 31,
	2013	2012
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default.	$36,476	$52,476
$27,000 face value 10% unsecured notes payable to investors, due October, 2012. At the written request of the investor’s until the repayment date, the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature was accreted and charged to general and administrative expenses as a financing expense in the amount of $19,385 in the year ending December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants. February 11, 2013, the Company made a $2,000 cash payment to reduce the note balance.	10,000	27,000
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $44,621as of December 31, 2013. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(66,490)	(102,200)
	$1,091,097	$1,088,386

SKINVISIBLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	December 31,	December 31,
	2013	2012
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $166,790 and $456,296 as of December 31, 2013 and 2012, respectively. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made a $51,485 in cash payments to reduce the note balance.	1,071,593	1,123,078
Unamortized debt discount	(499,993)	(666,782)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $42,642 and $21,706 as of December 31, 2013 and 2012, respectively. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	325,022
Unamortized debt discount	(145,462)	(188,103)

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $36,398 and $13 as of December 31, 2013 and 2012, respectively. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(145,672)	(182,070)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $7,132 for the year ended December 31, 2013. The beneficial conversion feature is valued under the intrinsic value method.	106,152	—
Unamortized debt discount	(63,636)	—
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature will be accreted and charged to general and administrative expenses as a financing expense The beneficial conversion feature is valued under the intrinsic value method.	142,501	—
Unamortized debt discount	(94,909)	—
	$873,689	$593,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company has 110,909,969 and 109,507,409 issued and outstanding shares of common stock as of December 31, 2013 and December 31, 2012, respectively.

During the year ended December 31, 2013, the Company issued a total of 1,402,560 shares of common stock, with a fair value of $44,554 for the conversion of outstanding debts of $37,567, related interest of $1,277 and settlement of stock payable $1,800. The Company recorded a gain of $3,910 on extinguishment of debts.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2013, are as follows:

2014 33,156

2015 5,526

Rental expense, resulting from operating lease agreements, approximated $25,349 and $53,708 for the years ended December 31, 2013 and 2012, respectively.

12.    DEFINITIVE AGREEMENTS

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote the Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. . As a result of this cancelation the deferred revenue of $19,792 was recognized as revenue in the in the period ended March 31, 2013.

13.    SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined that there are no such events that would require adjustment to, or disclosure in, the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On February 4, 2014, Sarna & Company resigned as our accountant. We have engaged Seale and Beers, CPAs as our principal accountants effective February 4, 2014. The decision to change accountants was approved by our board of directors. For more information on the change in accountants, please see our Form 8-K filed with the Securities and Exchange Commission on February 5, 2014.

Item 9A(T). Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2014 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2013.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	66	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	60	Director

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

For the fiscal year ending December 31, 2013, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2013 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2013, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2013:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	2	0
Greg McCartney Director	0	0	0
Lutz Family Trust	0	0	0
Doreen McMorran	0	2	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2012 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2012 2013	180,000 180,000	10,557 6,121	- -	- -	- -	- -	- -	190,557 186,121*

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

*Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31 , 2013 was $65,160.

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

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert his accrued compensation of $46,056 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 767,600 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $46,352 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 772,533 shares of common shares at a strike price of $0.04 per share.

On June 30, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $62,490 as of June 30, 2013 into our common stock at $0.03 per share at any time until June 30, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,041,500 shares of common shares at a strike price of $0.04 per share.

On December 31, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $77,514 as of December 31, 2013 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,937,873 shares of common shares at a strike price of $0.03 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000 1,000,000	- - - - - -	- - - - - -	0.04 0.04 0.04 0.04 0.08 0.06	10/19/2018(5) 1/30/2018(2) 1/3/2016(3) 1/20/2019(4) 12/6/2014 11/14/2015	- - - - -	- - - - -	- - - - -	- - - - - -

(1)	On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued on December 7, 2009 of 1,000,000 shares at $0.08 per share and the option issued on November 15, 2010 at $0.06 per share. Aside from this modification, during the last fiscal year there was not any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

(2)	On January 3 2013, our Board of Directors approved to extend the expiration date 5 years.

(3)	On January 10, 2010, our Board of Directors approved to extend the expiration date 5 years.

(4)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.

(5)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2013.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney	14,400						14,400

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 10, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	34,400,083 shares	25%
Common	Greg McCartney(5)	2,218,500 shares	1.9%
Total of All Directors and Executive Officers:		36,618,583 shares	26.3%
More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		10,998,300 shares	9.9%
Doreen McMorran(7)		32,398,464 shares	22.9%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 110,909,969 shares of common stock issued and outstanding on January 10, 2014.

(4)	Includes 7,723,248 shares held in his name as indicated on our shareholder list, 22,076,835 shares of common stock that may be converted under the principal balance and accrued interest of promissory notes with conversion prices ranging from $0.02 to $0.04 per share, options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.06 per share.

(5)	Includes 70,000 shares as held in Pension Financial Services of Canada, Inc., in which he has beneficial ownership, 848,500 shares held in Aspenwood Holdings Corporation, in which he has beneficial ownership, options that may be exercised immediately to purchase 800,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 250,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 250,000 shares at a price of $0.06 per share.

(6)	As stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on January 25, 2010.

(7)	Includes 1,800,000 shares held in her name as indicated on our shareholder list, 28,998,464 shares of common stock that may be converted under the principal balance and accrued interest of promissory notes with conversion prices ranging from $0.02 to $0.04 per share, options that may be exercised immediately to purchase 600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 500,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 500,000 shares at a price of $0.06 per share

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year on January 1, 2013 or in any presently proposed transaction which, in either case, has or will materially affect us.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert his accrued compensation of $46,056 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 767,600 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $66,281 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 1,104,685 shares of common shares at a strike price of $0.04 per share.

On January 30, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $46,352 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 772,533 shares of common shares at a strike price of $0.04 per share.

On June 30, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $62,490 as of June 30, 2013 into our common stock at $0.03 per share at any time until June 30, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,041,500 shares of common shares at a strike price of $0.04 per share.

On June 30, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $43,661 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 727,700 shares of common shares at a strike price of $0.04 per share.

On December 31, 2013, we issued and convertible promissory note to Terry Howlett to convert debt of $77,514 as of December 31, 2013 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,937,873 shares of common shares at a strike price of $0.03 per share.

On December 31, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $60,8724 as of December 31, 2013 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 1,518,114 shares of common shares at a strike price of $0.03 per share.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2012	$18,000	$0	$0	$0
2013	$13,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

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
April 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Terry Howlett
Terry Howlett
Director
April 11, 2014

By:	/s / Greg McCartney
Greg McCartney
Director
April 11, 2014

