Form 10-Q
period 2014-03-31
SKINVISIBLE INC
filed 2014-05-12
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,089,969 common shares as of March 31, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2014 and 2013 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$316,738	$513,420
Accounts receivable	5,478	11,591
Inventory	35,563	22,437
Due from related party	1,145	1,145
Prepaid expense and other current assets	515	515
Total current assets	359,439	549,108
Fixed assets, net of accumulated depreciation of $323,149 and $322,813, respectively	3,219	3,555
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $257,574 and $249,064, respectively	325,326	321,388
Total assets	$687,984	$874,051
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$531,085	$479,622
Accrued interest payable	191,696	165,197
Loans from related party	1,910	1,832
Loans payable	1,000,000	1,000,000
Convertible notes payable, net of unamortized debt discount of $54,345 and $66,490, respectively	1,098,241	1,091,097
Convertible notes payable related party, net of unamortized discount of $881,075 and $949,672, respectively	942,287	873,689
Total current liabilities	3,765,219	3,611,437
Total liabilities	3,765,219	3,611,437
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 111,089,969 and 110,909,969 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	111,090	110,910
Additional paid-in capital	21,071,732	21,066,512
Stock payable	—	—
Accumulated deficit	(24,260,057)	(23,914,808)
Total stockholders' deficit	(3,077,235)	(2,737,386)
Total liabilities and stockholders' deficit	$687,984	$874,051

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ending
	March 31, 2014	March 31, 2013
Revenues	$10,038	$27,287
Cost of revenues	2,321	158
Gross profit	7,717	27,129
Operating expenses
Depreciation and amortization	8,846	8,135
Selling general and administrative	173,111	151,518
Total operating expenses	181,957	159,653
Loss from operations	(174,240)	(132,524)
Other income and (expense)
Other income	125	—
Gain on Sale of Equipment		—
Interest expense	(169,334)	(165,023)
Gain (loss) on extinguishment of debt	(1,800)	700
Total other expense	(171,009)	(164,323)
Net loss	$(345,249)	$(296,847)
Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average common
shares outstanding	110,415,949	109,982,330

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(345,249)	$(296,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,846	8,135
Stock-based compensation	—	9,800
Amortization of debt discount	80,742	73,266
Stock issued for interest expense		555
Gain (loss) on extinguishment of debt	1,800	(700)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(13,126)	(2,611)
Decrease in accounts receivable	6,113	15,299
Increase in prepaid expenses and other current assets	—	—
Increase (decrease) in accounts payable and accrued liabilities	55,063	(68,811)
Increase in accrued interest	26,499	63,110
Decrease in unearned revenue	—	(19,792)
Net cash used in operating activities	(179,312)	(218,596)
Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(12,448)	(17,536)
Net cash used in investing activities	(12,448)	(17,536)
Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	78	(7,526)
Payments on related parties convertible notes payable	—	(12,475)
Proceeds from convertible notes payable	—	—
Payments on convertible notes payable	(5,000)	(5,000)
Payments on loans payable	—	—
Net cash provided by (used in) financing activities	(4,922)	(25,001)
Net change in cash	(196,682)	(261,133)
Cash, beginning of period	513,420	450,507
Cash, end of period	$316,738	$189,374
Supplemental disclosure of cash flow information:
Cash paid for interest	$47,422	$3,696
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common Stock issued on conversion of debts	$—	$16,277
Common stock issued on extinguishment of debts	$5,400	$5,700

See Accompanying Notes to Consolidation Financial Statements.

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

History - Skinvisible, Inc. (referred to as the “Company”) was incorporated in Nevada on March 6, 1998, under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

Skinvisible, Inc. together with its subsidiary shall herein be collectively referred to as the “Company”.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $24,260,057 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $316,738 and $513,420 in cash and no cash equivalents as of March 31, 2014 and December 31, 2013, respectively.

Fair Value of Financial Instruments - The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

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

Accounts Receivable - Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2014, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Inventory- Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

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

Stock-based compensation - The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to a Employee Stock Purchase Plan based on the estimated fair values.

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2014 and 2013 totaled $0 and $9,800, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,540	38,540
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	326,368	326,368
Less: accumulated depreciation	(323,149)	(322,813)
Fixed assets, net of accumulated depreciation	$3,219	$3,555

Depreciation expense for the three months ended March 31, 2014 and 2013 was $336 and $331, respectively.

3.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2014, patents and trademarks total $325,326, net of $257,574 of accumulated amortization. Amortization expense for the three months ended March 31, 2014 and 2013 was $8,510 and $7,804, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2014.

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

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	9,300,000	$0.05
Options granted and assumed	—	$—
Options expired	—	$—
Options canceled	—	—
Options exercised	—	—
Balance, March 31, 2014	9,300,000	$0.05

As of March 31, 2014, 9,300,000 stock options are exercisable.

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

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	3,818,780	$0.05
Warrants granted and assumed	—	—
Warrants expired	387,500	0.06
Warrants canceled	—	—
Warrants exercised	—	—
Balance, March 31, 2014	3,631,280	$0.05

All warrants outstanding as of March 31, 2014 are exercisable.

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

6. NOTES PAYABLE

On May 22, 2013 the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the nine months ended September 30, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

7.    RELATED PARTY TRANSACTIONS

During the year ended 2014 various officers advanced funds to support the daily operations of the company. As of March 31, 2014, $1,910 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 8.

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31,	December 31,
	2014	2013
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default.	$36,476	$36,476
$27,000 face value 10% unsecured notes payable to investors, due October, 2012. At the written request of the investor’s until the repayment date, the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature was accreted and charged to general and administrative expenses as a financing expense in the amount of $19,385 in the year ending December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.	5,000	10,000
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $12,144 during the three months ended March 31, 2014. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(54,345)	(66,490)
	$1,098,241	$1,091,097

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	MArch 31,	December 31,
	2014	2013
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $41,972 during the three months ending March 31, 2014. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made a $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(458,021)	(499,993)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $10,481 during the three months ending March 31, 2014. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(134,981)	(145,462)
On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $9,175 during the three months ending March 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(136,497)	(145,672)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $3,566 during the three months ending March 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(63,636)	(63,636)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to general and administrative expenses as a financing expense in the amount of $3,403 during the three months ending March 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(91,506)	(94,909)
	$942,286	$873,689

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 111,089,969 and 110,909,969 issued and outstanding shares of common stock as of March 31, 2014 and December 31, 2013, respectively.

On January 7, 2014 the Company issued 180,000 shares with a fair value of $5,400 to settle $3,600 in outstanding accounts payable. As a result of this transaction a loss on extinguishment of debt of $1,800 was recognized.

During the year ended December 31, 2013, the Company issued a total of 1,402,560 shares of common stock, with a fair value of $44,554 for the conversion of outstanding debts of $37,567, related interest of $1,277 and settlement of stock payable $1,800. The Company recorded a gain of $3,910 on extinguishment of debts.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2014, are as follows:

2014	$24,868
2015	$5,526

Rental expense, resulting from operating lease agreements, approximated $10,367 and $12,280 for the three months ended March 31, 2014 and 2013, respectively.

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

Product Launches for 2014:

We have additional products which are anticipated to be in the market in 2014.

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

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. These incentives are highly attractive to pharmaceutical companies targeting this market. We are currently in discussions with potential licensees and we are implementing a case report to study the moisturization effects of the product. This process began at the beginning of 2014 and we are committed in ensuring that the product is given a proper opportunity to be effective. The initial outcome of the case study was unfortunately invalidated and we are seeking alternatives in order to generate additional data to substantiate our claims for orphan drug status. If successful, this will add greatly to our request for Orphan Drug designation with both the EMA and FDA. There can be no assurances that our project will be successful.

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

Skinvisible completed its first production of its patented broad spectrum sunscreen. Skinvisible’s sunscreens with SPF 15, 30 and 50 (the highest SPF allowed by the FDA) are formulated with Avobenzone, the only UVA sun filter allowed under the US FDA monograph. This UVA/UVB sunscreen was granted a patent from the United States patent office last year. Avobenzone is known for breaking down in the sun after only two hours – thus the requirement to reapply every 2 hours. Skinvisible’s patent was granted based on Invisicare's® minimum 8 hour photo stability. For countries outside the United States, Skinvisible has additionally patented UVA/UVB sunscreens formulated with Tinosorb S that are available for licensing.

In March 25, 2014, we announced that we have successfully completed independent testing to validate our broad spectrum sunscreen claims according to new labeling guidelines by the FDA which are designed to help reduce the incidents of skin cancer in the U.S.

Skinvisible sunscreens can be labeled with the following claims:

Claim # 1 – Broad-Spectrum: According to the FDA, in order for a sunscreen to be labeled “broad spectrum” it must prove it protects against both UVA and UVB rays by having an SPF (Sun Protection Factor) of at least 15 and a critical wave length of at least 370 nm. Skinvisible’s sunscreen has surpassed both of these criteria, allowing Skinvisible’s broad spectrum sunscreen label to also state “prevents sunburn, skin cancer and aging due to the sun.”

Claim # 2 – Water-Resistant 80 Minutes: The FDA sunscreen water resistant claim requires that a sunscreen must have the same SPF after being in water or sweating for 40 or 80 minutes. Skinvisible’s testing was conducted at an independent laboratory specializing in sunscreen testing. The test involved human subjects that applied sunscreen to their arm, followed by the immersion of the arm into a Jacuzzi for 80 minutes (10 minutes in / 10 minutes out). Skinvisible’s sunscreen successfully completed this testing and is allowed to use “Water-resistant for 80 Minutes” on its sunscreen label, the longest length of time allowed by the FDA.

Claim # 3 – Unique Patented Technology / Eight-Hour Photostability: As previously announced, Skinvisible was granted a patent from the United States Patent and Trademark Office entitled “Sunscreen Composition with Enhanced UVA Absorber Stability and Methods”, which provides protection until November 2029. Skinvisible successfully formulated a unique Invisicare® delivery system specifically for stabilizing avobenzone; the key sunscreen used in the USA. Data submitted to the US patent office proved that Skinvisible’s sunscreen provides a minimum of eight hours of photostability.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended March 31, 2014 was $10,038, a decrease from $27,287 for the same period ended March 31, 2013.  The decrease was mainly due to a decrease in product sales.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2014 increased to $2,321 from the prior year period when cost of revenues was $158.

Gross Profit

Gross profit for the three months ended March 31, 2014 was $7,717, or approximately 76% of sales. Gross profit for three months ended March 31, 2013 was $27,129, or approximately 99% of sales.

Operating Expenses

Operating expenses increased to $181,957 for the three months ended March 31, 2014 from $159,653 for the same period ended March 31, 2013. Our operating expenses for the three months ended March 31, 2014 consisted mainly of salaries and wages of $34,315, accrued salaries and wages of $59,418, accounting and audit expenses of $10,800, depreciation and amortization expenses of $8,846, rent of $10,367, consulting fees of $10,200 and research and development of $9,707. In comparison, our operating expenses for the three months ended March 31, 2013 consisted mainly of salaries and wages of $33,408, accrued salaries and wages of $32,985, consulting expenses of $12,100, rent of $12,280, depreciation and amortization expenses of $8,135, stock-based compensation of $9,800, and edgarization fees of $6,898.

Other Expenses

We had other expenses of $171,009 for the three months ended March 31, 2014, compared with other expenses of $164,323 for the three months ended March 31, 2013. This was largely the result of $169,334 we paid in interest expenses for the three months ended March 31, 2014 from $165,023 in the prior period ended March 31, 2013.

Net Loss

We recorded a net loss of $345,249 for the three months ended March 31, 2014, as compared with a net loss of $296,847 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $316,738 and total assets in the amount of $687,984. Our total current liabilities as of March 31, 2014 were $3,765,219. We had a working capital deficit of $3,405,780 as of March 31, 2014.

Operating activities used $179,312 in cash for the three months ended March 31, 2014. Our net loss of $345,249 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $80,742, an increase of accrued interest of $26,499 and an increase in accounts payable and accrued liabilities of $55,063.

Cash flows used by investing activities during the three months ended March 31, 2014 was $12,448 as a result of the purchase of fixed and intangible assets.

Cash flows used by financing activities during the three months ended March 31, 2014 amounted to $4,922 and consisted mainly of $5,000 in payments on convertible promissory notes.

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

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $24,260,057 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2014, we had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2014: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On January 7, 2014, we issued 180,000 shares to settle $3,600 in outstanding accounts payable.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 12, 2014

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

