Form 10-Q
period 2014-06-30
SKINVISIBLE INC
filed 2014-08-06
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 111,529,969 common shares as of July 22, 2014

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2014 and 2013 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2014 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$127,491	$513,420
Accounts receivable	7,497	11,591
Inventory	35,688	22,437
Due from related party	1,145	1,145
Prepaid expense and other current assets	514	515
Total current assets	172,335	549,108
Fixed assets, net of accumulated depreciation of $323,485 and $322,813, respectively	2,883	3,555
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $266,739 and $249,064, respectively	316,636	321,388
Total assets	$491,854	$874,051
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$436,730	$479,622
Accrued interest payable	240,542	165,197
Loans from related party	1,910	1,832
Loans payable	1,043,000	1,000,000
Convertible notes payable, net of unamortized debt discount of $47,055 and $66,490, respectively	1,100,531	1,091,097
Convertible notes payable related party, net of unamortized discount of $930,603 and $949,672, respectively	1,010,885	873,689
Total current liabilities	3,833,598	3,611,437
Total liabilities	3,833,598	3,611,437
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 111,269,969 and 110,909,969 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	111,270	110,910
Additional paid-in capital	21,202,027	21,066,512
Stock payable	—	—
Accumulated deficit	(24,655,041)	(23,914,808)
Total stockholders' deficit	(3,341,744)	(2,737,386)
Total liabilities and stockholders' deficit	$491,854	$874,051

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ending		Six Months Ending
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$8,935	$7,448	$18,973	$34,735
Cost of revenues	912	1,031	3,233	1,189
Gross profit	8,023	6,417	15,740	33,546
Operating expenses
Depreciation and amortization	9,501	9,047	18,347	17,182
Selling general and administrative	212,785	244,628	385,896	396,146
Total operating expenses	222,286	253,675	404,243	413,328
Loss from operations	(214,263)	(247,258)	(388,503)	(379,782)
Other income and (expense)
Other income	63	—	188	—
Interest expense	(181,594)	(145,550)	(350,928)	(310,573)
Gain (loss) on extinguishment of debt	810	—	(990)	700
Total other expense	(180,721)	(145,550)	(351,730)	(309,873)
Net loss	$(394,984)	$(392,808)	$(740,233)	$(689,655)
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	111,264,035	110,450,409	111,170,521	110,217,662

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(740,233)	$(689,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,347	17,182
Stock-based compensation	4,600	12,800
Amortization of debt discount	161,589	149,065
Stock issued for interest expense	—	422
Gain (loss) on extinguishment of debt	990	(700)
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(13,251)	(3,495)
Decrease in accounts receivable	4,094	16,799
Increase in prepaid expenses and other current assets	1	—
Increase (decrease) in accounts payable and accrued liabilities	82,434	27,407
Increase in accrued interest	75,345	102,146
Decrease in unearned revenue	—	(19,792)
Net cash used in operating activities	(406,084)	(387,821)
Cash flows from investing activities:
Purchase of fixed assets and intangible assets	(12,923)	(82,608)
Net cash used in investing activities	(12,923)	(82,608)
Cash flows from financing activities:
Proceeds from, net of payments to, related parties for loans	78	(7,527)
Payments on related parties convertible notes payable	—	(12,475)
Proceeds from convertible notes payable	—	—
Payments on convertible notes payable	(10,000)	(10,000)
Proceeds from loans payable	43,000	430,000
Payments on loans payable	—	—
Net cash provided by (used in) financing activities	33,078	399,998
Net change in cash	(385,929)	(70,431)
Cash, beginning of period	513,420	450,507
Cash, end of period	$127,491	$380,076
Supplemental disclosure of cash flow information:
Cash paid for interest	$92,377	$3,696
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on conversion of debts	$—	$23,554
Accrued expenses converted to notes	$118,126	$—
Loan payable converted to convertible loan	$—	$23,554
Common stock issued on extinguishment of debts	$8,190	$13,700

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $24,655,041 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $127,491 and $513,420 in cash and cash equivalents as of June 30, 2014 and December 31, 2013, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2014, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2014 and 2013 totaled $4,600 and $12,800, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	38,540	38,540
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	326,368	326,368
Less: accumulated depreciation	(323,485)	(322,813)
Fixed assets, net of accumulated depreciation	$2,883	$3,555

Depreciation expense for the six months ended June 30, 2014 and 2013 was $672 and $667, respectively.

3. INVENTORY

Inventory consist of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Finished Goods	$19,700	$5955
Raw Materials	15,988	16,482
Total	35,688	22,437

4. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2014, patents and trademarks total $316,636, net of $266,739 of accumulated amortization. Amortization expense for the six months ended June 30, 2014 and 2013 was $17,675 and $16,515, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2014.

5. UNEARNED REVENUE

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation, unearned revenue of $19,792 was recognized as revenue during the year ended December 31, 2013.

6. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the six months ended June 30, 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	9,300,000	$0.05
Options granted and assumed	—	—
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, June 30, 2014	9,300,000	$0.05

As of June 30, 2014, 9,300,000 stock options are exercisable.

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

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	3,818,780	$0.05
Warrants granted and assumed	200,000	0.02
Warrants expired	387,500	0.06
Warrants canceled	—	—
Warrants exercised	—	—
Balance, June 30, 2014	3,831,280	$0.05

All warrants outstanding as of June 30, 2014 are exercisable.

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

On May 20, 2014, the Company issued a warrant for 200,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.02 and the vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.09%; dividend yield of 0% and expected volatility of 292%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $4,600.

7. NOTES PAYABLE

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

On May 19, 2014 the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. During the three months ended June 30, 2014 the Company entered into two 9% notes payable to investors and received total proceeds of $43,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

8. RELATED PARTY TRANSACTIONS

During the year ended 2013 various officers advanced funds to support the daily operations of the company. As of June 30, 2014, $1,910 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 8.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30,	December 31,
	2014	2013
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default.	$36,476	$36,476
$27,000 face value 10% unsecured notes payable to investors, due October, 2012. At the written request of the investor’s until the repayment date, the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature was accreted and charged to interest expenses as a financing expense in the amount of $19,385 in the year ending December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.	—	10,000
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,435 during the six months ended June 30, 2014. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(47,055)	(66,490)
	$1,100,531	$1,091,097

10. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	June 30,	December 31,
	2014	2013
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $83,944 during the six months ending June 30, 2014. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(416,048)	(499,993)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,962 during the six months ending June 30, 2014. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(124,500)	(145,462)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,350 during the six months ending June 30, 2014. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(127,322)	(145,672)
On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,132 during the six months ending June 30, 2014. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(56,504)	(63,636)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,806 during the six months ending June 30, 2014. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(88,102)	(94,909)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	118,126	—
Unamortized debt discount	(118,126)	—
	$1,010,885	$873,689

11. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 111,269,969 and 110,909,969 issued and outstanding shares of common stock as of June 30, 2014 and December 31, 2013, respectively.

On January 7, 2014 the Company issued 180,000 shares with a fair value of $5,400 to settle $3,600 in outstanding accounts payable. As a result of this transaction a loss on extinguishment of debt of $1,800 was recognized.

On April 3, 2014 the Company issued 180,000 shares with a fair value of $2,790 to settle $3,600 in outstanding accounts payable. As a result of this transaction a gain on extinguishment of debt of $810 was recognized.

During the year ended December 31, 2013, the Company issued a total of 1,402,560 shares of common stock, with a fair value of $44,554 for the conversion of outstanding debts of $37,567, related interest of $1,277 and settlement of stock payable $1,800. The Company recorded a gain of $3,910 on extinguishment of debts.

12. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2014, are as follows:

2014 16,579

2015 5,526

Rental expense, resulting from operating lease agreements, approximated $20,867 and $14,282 for the six months ended June 30, 2014 and 2013, respectively.

13. DEFINITIVE AGREEMENTS

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote the Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. As a result of this cancelation the deferred revenue of $19,792 was recognized as revenue in the in the six month period ended June 30, 2013.

14. SUBSEQUENT EVENTS

During the month ended July 2014 the Company entered into five 9% notes payable to investors and received total proceeds of $257,500. The notes are, due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On July 1, 2014 the Company issued 140,000 shares with a fair value of $5,600 to settle $3,600 in outstanding accounts payable. As a result of this transaction a loss on extinguishment of debt of $2,000 will be recognized.

On July 7, 2014 the Company issued 80,000 shares with a fair value of $3,400 to settle $2,400 in outstanding accounts payable. As a result of this transaction a loss on extinguishment of debt of $1,000 will be recognized.

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

With the research and development complete on forty products and numerous patents issued (technology and product patents), we are ready to monetize our investment. Our business model will continue to be to out-license our patented prescription and over-the-counter (“OTC”) products featuring Invisicare to established manufacturers and marketers of brands internationally and to maximize profits from the products we have already out-licensed. We have also formed a commercial subsidiary Kintari Inc. in order to take our cosmeceutical and select OTC products with Invisicare to market.

The opportunity for us to license our products continues to be a viable model as the need for pharmaceutical companies to access external R&D companies for new products due to their own down-sizing or elimination of internal R&D departments. The demand for our products is enhanced due to the granting of key US and international patents and the completed development of a number of unique products.

Our Plan for the Next Twelve Months

Our growth strategy is to:

1.	Launch Kintari Inc., and generate revenue from direct sales of our cosmeceutical product line;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

1.	Launch Kintari Inc in Q4.:

Skinvisible Pharmaceuticals will be forming in the near future Kinatri Inc., a new wholly-owned subsidiary to market a premium line of scientifically formulated skincare products powered by the company’s patented Invisicare® technology. As part of the Company’s strategic focus on revenue generation and creating shareholder value, Kintari Inc. is expected to be a direct sales company that will launch products initially in the United States and Canada.

The Kintari product portfolio consists of anti-aging products to help fight the signs of aging. These products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology; providing consumers with unique, effective products which cannot be duplicated. Additional products will be added to enhance this product line as the company grows and expands.

2.	Capitalize On Current Licensees:

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

Product Updates:

We have additional information on specific products which add value to Skinvisible’s product pipeline.

DermSafe® Hand Sanitizer

Skinvisible’s hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has received registration in Belgium on behalf of Skinvisible. This registration allows Skinvisible to make DermSafe® available in most of Europe through a simple registration process. The Company is currently seeking licensees and/or distributors to begin the sale of DermSafe in the EU. This registration has recently been granted for a ten year term to expire in 2024.

New Patent: “Cationic Pharmaceutically Active Ingredient Containing Composition and Methods for Manufacturing and Using”: In May we announced that Skinvisible has been granted a new patent by the United States Patent and Trademark Office. The patent provides formulation protection until April 2030 and covers the composition of formulations developed with cationic actives such as imiquimod (used for certain skin cancers: actinic keratosis (precancerous skin lesions), superficial basal cell carcinoma (sBCC) and external genital warts), terbinafine and miconazole (anti-fungals used to treat athletes foot, jock itch, ringworm, and other fungal infections of the skin) in combination with Skinvisible’s proprietary polymer delivery system, Invisicare. Additionally, Skinvisible has filed a divisional patent application seeking further claims.

US PATENT #8,735,422

3.	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

We have a pipeline of over forty products which are available for licensing. Testing is conducted in-house generating proof of concept including release of the active ingredient as well as long term shelf life (stability). Additional studies conducted on specific products including skin sensitivity, toxicity and product efficacy are outsourced to FDA compliant laboratories. These studies are critical in attracting potential licensees. Our clinical strategy is to:

(1)	Add new studies for our prescription products. Our clinical strategy is to increase the amount of outsourced studies, specifically for our prescription products. Additional studies including skin penetration and skin irritation studies will add to the integrity and value of our products available for licensing.

(2)	Add new long-term efficacy studies for our DermSafe® hand sanitizer. Last year we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. Late last year we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and Asia in 2015. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9 which is presently a major health issue in China .

(3)	We continue to look for avenues to obtain orphan drug status for our Netherton syndrome product. Netherton syndrome. is a disease caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure. Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA).

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. . There can be no assurances that our project will be successful.

(4)	Seek clinical partnerships which will result in FDA approvals of our prescription products. There are three “Phases” involved in obtaining FDA approval. The completion of Phase 1 and/or Phase 2 will increase the value of the license and royalty fees of our products significantly. We are also seeking partnerships with Clinical Research Organizations (CROs) in order to define and begin the regulatory pathway for one or more of our prescription products.

4.	Secure Additional Licensees:

We are in discussions and undergoing internal studies with various global pharmaceutical and Consumer Goods companies for licenses.

We continue to focus on completing the (confidential) development projects that are in progress, continuing our negotiations with multi-national companies on a number of potential OTC and prescription product license agreements and advancing discussions with interested international clients regarding joint ventures.

To facilitate further expansion, we have entered discussions with potential partners that are dermatology service providers and knowledgeable and connected in the dermatology market.

4. New Products Available for Exclusive Licensing :

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended June 30, 2014 was $8,935, an increase from $7,448 for the same period ended June 30, 2013.  Our revenue from product sales, royalties on patent licenses and license fees for the six months ended June 30, 2014 was $18,973, a decrease from $34,735 for the same period ended June 30, 2013.

The decrease in revenue for the six months ended June 30, 2014 was mainly due to a decrease in product sales and no license fees, which we realized for the same period ended June 30, 2013 . With the launch of Kintari in Q4 the company expects increased revenue from its line of anti-aging products and select over-the-counter products.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2014 decreased to $912 from the prior year period when cost of revenues was $1,031. Our cost of revenues for the six months ended June 30, 2014 increased to $3,233 from the prior year period when cost of revenues was $1,189.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $8,023, or approximately 89% of sales. Gross profit for the three months ended June 30, 2013 was $6,417, or approximately 86% of sales. Gross profit for the six months ended June 30, 2014 was $15,740, or approximately 82% of sales. Gross profit for the six months ended June 30, 2013 was $33,546, or approximately 96% of sales.

Operating Expenses

Operating expenses decreased to $222,286 for the three months ended June 30, 2014 from $253,675 for the same period ended June 30, 2013. Operating expenses decreased to $404,243 for the six months ended June 30, 2014 from $413,328 for the same period ended June 30, 2013.

Our operating expenses for the six months ended June 30, 2014 consisted mainly of salaries and wages of $70,805, accrued salaries and wages of $118,126, consulting fees of $38,300, research and development of $30,217, accounting and audit expenses of $23,069, rent of $20,867 and depreciation and amortization expenses of $18,347. In comparison, our operating expenses for the six months ended June 30, 2013 consisted mainly of salaries and wages of $70,208, accrued salaries and wages of $94,980, consulting expenses of $78,135, accounting and audit expenses of $27,990, edgarization fees of $25,494, depreciation and amortization expenses of $17,182 and rent of $14,282.

Other Expenses

We had other expenses of $180,721 for the three months ended June 30, 2014, compared with other expenses of $145,550 for the three months ended June 30, 2013. This was largely the result of $181,594 we paid in interest expenses for the three months ended June 30, 2014 from $145,550 in the prior period ended June 30, 2013.

We had other expenses of $351,730 for the six months ended June 30, 2014, compared with other expenses of $309,873 for the six months ended June 30, 2013. This was largely the result of $350,928 we paid in interest expenses for the six months ended June 30, 2014 from $310,573 in the prior period ended June 30, 2013.

Net Loss

We recorded a net loss of $394,984 for the three months ended June 30, 2014, as compared with a net loss of $392,808 for the three months ended June 30, 2013. We recorded a net loss of $740,233 for the six months ended June 30, 2014, as compared with a net loss of $689,655 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $172,335 and total assets in the amount of $491,854. Our total current liabilities as of June 30, 2014 were $3,833,598. We had a working capital deficit of $3,661,263 as of June 30, 2014.

Operating activities used $406,084 in cash for the six months ended June 30, 2014. Our net loss of $740,233 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $161,589, an increase in accounts payable and accrued liabilities of $82,434 and an increase of accrued interest of $75,345.

Cash flows used by investing activities during the six months ended June 30, 2014 was $12,923 as a result of the purchase of fixed and intangible assets.

Cash flows used by financing activities during the six months ended June 30, 2014 amounted to $33,078 and consisted mainly of $43,000 in proceeds from loans payable.

On May 19, 2014, we approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. Through July of 2014, we entered into 9% notes payable to investors and received total proceeds of $300,500. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

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

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $24,655,041 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2014, we had not recorded a reserve for doubtful accounts. We have $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement we have with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On April 3, 2014, we issued 180,000 shares with a fair value of $2,790 to settle $3,600 in outstanding accounts payable.

On May 20, 2014, we issued a warrant for 200,000 shares of common stock to a consultant for services rendered. The warrant has an exercise price of $0.02 and vested immediately.

On May 19, 2014, we approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. Through July of 2014, we entered into 9% notes payable to investors and received total proceeds of $300,500. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On July 1, 2014, we issued 180,000 shares with a fair value of $7,218 to settle $3,600 in outstanding accounts payable.

On July 7, 2014, we issued 80,000 shares with a fair value of $3,400 to settle $2,400 in outstanding accounts payable.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 6, 2014

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

