Form 10-K
period 2014-12-31
SKINVISIBLE INC
filed 2015-03-31
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,902,182

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 113,813,969 common shares as of February 17, 2015

PART I

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
  DIRECT SALES: We develop topical over-the-counter products enhanced with Invisicare to sell directly into the market through our wholly-owned subsidiary, Kintari USA Inc.
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

We carry on business primarily through our wholly owned subsidiaries Skinvisible Pharmaceuticals, Inc. and Kintari USA Inc., both Nevada corporations.

Patents

We continue to expand our patent protection in the US for Invisicare®, our unique topical drug delivery technology as well as internationally for various products formulated with Invisicare®. Invisicare® patents protect Invisicare® in three areas: composition, manufacturing and use. Product patents include UVA stabilization in sunscreens (Invisicare® stabilizes avobenzone sunscreen for eight hours), retinoid stabilization, dermal barrier product protection and cationic activities (i.e. imiquimod). Patents pending include acne, anti-fungal, ichthyosis and others.

Our patent portfolio includes a total of fifteen US and international patents specifically protecting Invisicare and the products formulated with it.

Trademarks

When developing new products using Invisicare, we file for both patent and trademark protection. We have been granted trademarks in the U.S. and Canada for the following names:

- Skinvisible® w Invisicare® w JUSTCARE® w Work Gluv® w Bare Sunless Tanning® w Kintari® w Skinbrella®

Revenue generation: We receive a combination of five revenue streams including:

  Research and development fees;
  Upfront license fee;
  Ongoing royalties based on product sales;
  Licensees purchase Invisicare polymers from us. The polymers make up 6-8% of each final product formulation for OTC and cosmetic formulas and less for prescription formulas.
  Sales of our cosmeceutical product line through our wholly-owned subsidiary, Kintari USA Inc.

Strategic Growth Opportunities

Our growth strategy is to:

1.	Generate revenue from direct sales of our cosmeceutical/OTC product line;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

1.	Kintari USA Inc.:

On September 9, 2014, we formed Kinatri USA Inc., a new wholly-owned subsidiary of Kintari International Inc., wholly-owned subsidiary of Skinvisible Inc., to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. As part of our strategic focus on revenue generation and creating shareholder value, Kintari USA Inc. products will be sold via network marketing. The products will be sold initially in the US and then in Canada in Q3, 2015.

The Kintari product portfolio consists of 2 anti-aging products to help fight the signs of aging. These products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products which we believe cannot be duplicated. Additional products will be added to enhance this product line as the company grows and expands with our Skinbrella® SPF 30 sunscreen to be launched in April 2015.

2.	Capitalize On Current Licensees:

We have licensees around the globe. Two of these licensees are currently in the marketplace: Avon Products globally and Women’s Choice Pharmaceuticals in the United States.

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

Sales and Royalties: Skinvisible receives a royalty based on net sales of ProCort. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth in 2015. Women’s Choice is seeking to form other strategic alliances in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon.

Product Updates:

We have additional information on specific products which add value to Skinvisible’s product pipeline.

DermSafe® Hand Sanitizer

Skinvisible’s hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has received registration in Belgium on behalf of Skinvisible. This registration allows Skinvisible to make DermSafe® available in most of Europe through a simple registration process. The Company is currently seeking licensees and/or distributors to begin the sale of DermSafe in the EU. This registration has recently been granted for a ten year term to expire in 2024. The product will be sold through Kintari Canada Inc. when it launches in Q3 2015.

Sunless Tanning Products: We have developed a new sunless tanning mousse / foam which uses a unique foam with Invisicare®, developed specifically for its foaming properties. This adds to Skinvisible’s line of sunless tanning products which includes sunless tanning lotions (light, medium and dark), pre-sun moisturizer and after-sun moisturizer along with sunless tanning spray products for commercial use. The addition of a sunless tanning mousse enhances this line of products which will be available through Kintari both in Canada and the US in 2016.

Sunscreen Products: We have developed 3 broad spectrum sunscreens, with SPF 15, 30 and 50 (the highest SPF allowed by the FDA). All are formulated with Avobenzone, the only UVA sun filter allowed under the US FDA monograph. This UVA/UVB sunscreen was granted a patent from the United States patent office in 2013. Avobenzone is known for breaking down in the sun after only two hours – thus the requirement to reapply every 2 hours. Skinvisible’s patent was granted based on Invisicare's® minimum 8 hour photo stability. For countries outside the United States, Skinvisible has additionally patented UVA/UVB sunscreens formulated with Tinosorb S.

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

  Add new long-term efficacy studies for our DermSafe® hand sanitizer. In 2013, we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. In 2013, we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and Asia in 2015. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9 which is presently a major health issue in China .

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

4.	Secure Additional Licensees:

We are in discussions and undergoing internal discussions with various pharmaceutical companies for licenses.

To facilitate further expansion, we are seeking an exclusive license with a proven US or global based Pharmaceutical Company for our existing Rx product formulations. The licensee would be expected to pay all costs in getting FDA approval. The licensee would pay Skinvisible for the license in milestone payments as Clinical Phases are proven.

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

Some product specific benefits illustrated in independent studies:

-	DermSafe kills bacteria for up to four hours – studies conclude that DermSafe hand sanitizer kills the “Super Bug” methicillin-resistant staphylococcus (MRSA) up to 94% and Escherichia coli (E.coli), a major cause of food borne illnesses in humans, up to 99% after four hours, even when hands are rinsed and towel dried at hours 1, 2 and 4. (Bioscience Labs, Montana)

-	DermSafe kills viruses for up to four hours – studies conclude that DermSafe kills the influenza A virus’s including H1N1 (“bird flu”), H5N1 (“swine flu”) and H3N2.

(RetroScreen Virology, Queen Mary School of Medicine, London England)

-	Sunless Tanner lasts 73% longer than similar products – studies conducted by the largest supplier of DHA; the active that makes skin brown, showed significant advantages over leading branded products. (EMD Merck, Germany)

-	Sunscreens meet FDA critical wave length requirements – conducted by one of the most trusted names in sunscreen testing, our sunscreens, SPF 15, 30 and 50 exceed the new FDA regulations for sunscreens in both critical wavelength and “broad spectrum” rating. (Suncare Research Laboratories, LLC, Winston Salem, NC )

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

9

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

Sales and Marketing Plan

Our Licensing Strategy

As stated above, we are seeking a proven US based Pharmaceutical company to license all our prescription products and for them to seek FDA approval. This would be an exclusive licensing agreement and allow management to focus on developing Kintari while our research department continues to support the Pharmaceutical Company.

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

  GSK through its subsidiary, Stiefel Laboratories Inc., purchased Connetics Corporation for approximately $640 million in the fall of 2006. (Subsequently in 2009, Stiefel, with $900 million in sales, was purchased by GlaxoSmithKline for $3.9 billion – at 4 times revenue). Connetics has a patented foam delivery technology.

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

Employees

We currently have five employees, including our sole officer Terry Howlett.

Subsidiaries

We conduct our operations through our wholly-owned subsidiaries, Skinvisible Pharmaceuticals, Inc. and Kintari USA Inc.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. We signed an addendum to our lease on February 21, 2013, which extends the term until February 28, 2015. Rent is $2,858 per month plus all applicable CAM charges.

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

Fiscal Year Ending December 31, 2013
Quarter Ended	High $	Low $
December 31, 2013	0.026	0.011
September 30, 2013	0.025	0.013
June 30, 2013	0.033	0.01
March 31, 2013	0.035	0.0225

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	0.09	0.035
September 30, 2014	0.0524	0.0337
June 30, 2014	0.045	0.0155
March 31, 2014	0.022	0.0135

On March 24, 2015, the last sales price per share of our common stock on the OTCQB was $0.052.

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

Holders of Our Common Stock

As of January 6, 2015, we had 111,741,969 shares of our common stock issued and outstanding, held by 184 shareholders of record, other than those held in street name.

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

On May 19, 2014, we approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. For the period from May 19, 2014 to December 31, 2014 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $940,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

From January 1, 2015 through the date of filing, we entered into four 9% notes payable to investors and received total proceeds of $110,000. The notes are, due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On October 17, 2014, we granted stock options for 450,000 shares of our common stock to three employees and one consultant. The options have a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years.

On December 31, 2014, we issued 72,000 shares with a fair value of $3,312 to settle $3,600 in outstanding accounts payable due to a consultant for research and development services.

On January 27, 2015, we sold 2,000,000 shares of our common stock to two individuals and received proceeds of $80,000.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2014.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2014

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	9,750,00	$0.05	250,000
Equity compensation plans not approved by security holders	2,541,030	$0.05	—
Total	12,291,030	$0.05	250,000

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

Results of Operations for the Years Ended December 31, 2014 and 2013

Revenues

Our total revenue from product sales, royalties on patent licenses and license fees for the year ended December 31, 2014 was $54,923, a slight decrease from $66,696 for the year ended December 31, 2013.

The decrease in revenue for the year ended December 31, 2014 was mainly due to a decrease in product sales. With the launch of Kintari USA Inc., we expect increased revenue from our line of anti-aging products and select over-the-counter products.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2014 increased to $26,485 from the prior year when cost of revenues was 2,173. The increase in cost of revenues was attributable to increased cost of goods sold in 2014 of $20,012 as compared with no cost of goods sold for 2013.

Gross Profit

Gross profit for the year ended December 31, 2014 was $28,438, or approximately 51% of sales. Gross profit for the year ended December 31, 2013 was $64,523, or approximately 96% of sales.

Operating Expenses

Operating expenses increased to $1,194,673 for the year ended December 31, 2014 from $824,050 for the year ended December 31, 2013. Our operating expenses for the year ended December 31, 2014 consisted mainly of salaries and wages of $214,223, accrued salaries and wages of $224,336, consulting fees of $167,685, commissions of $94,690, research and development of $56,517, legal fees of $44,205, rent of $41,868, depreciation and amortization expenses of $40,421, accounting and audit expenses of $37,069, payroll tax expenses of $32,418, travel expenses of $26,618, office expenses of $18,548, medical expenses of $18,516, dues and subscriptions of $16,780, director fees of $14,400 and meals and entertainment of $13,767. In comparison, our operating expenses for the year ended December 31, 2013 consisted mainly of salaries and wages of $146,563, accrued salaries and wages of $215,032, commissions of $100,000, consulting fees of $64,185, accounting and audit expenses of $42,280, depreciation and amortization expenses of $37,198, rent of $25,349, edgar fees of $25,853 and travel expenses of $21,450.

Other Expenses

We had other expenses of $760,098 for the year ended December 31, 2014, compared with other expenses of $583,916 for the year ended December 31, 2013. This was largely the result of $755,488 we paid in interest expenses for the year ended December 31, 2014 from $588,098 in the prior period ended December 31, 2013.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

Net loss for the year ended December 31, 2014 was $1,926,333 compared to net loss of $1,343,443 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $290,359 and total assets in the amount of $646,054. Our total current liabilities as of December 31, 2014 were $4,996,725. We had a working capital deficit of $4,706,366 as of December 31, 2014.

Operating activities used $1,167,723 in cash for the year ended December 31, 2014. Our net loss of $1,926,333 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $340,972, an increase of accrued interest of $182,914 and an increase in accounts payable and accrued liabilities of $192,919.

Cash flows used by investing activities during the year ended December 31, 2014 was $71,173 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended December 31, 2014 amounted to $922,078 and mainly consisted of $940,000 in proceeds on notes payable, offset by $18,000 in payments on convertible promissory notes.

On May 19, 2014, we approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. For the period from May 19, 2014 to December 31, 2014 we entered into twenty-four 9% notes payable to investors and received total proceeds of $940,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods."

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

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,481,141 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2014, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013
F-3	Consolidated Statements of Operations for the years ended December 31, 2014 and 2013
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2014 and 2013
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013
F-6	Notes to Consolidated Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

We have audited the accompanying balance sheets of Skinvisible, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for periods ended December 31, 2014 and 2013. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2014 and 2013, and the related statements of income, stockholders’ equity (deficit), and cash flows for the periods ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has minimal revenues, has negative working capital at December 31, 2014, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

March 30, 2015

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	Years Ended
	December 31, 2014	December 31, 2013
ASSETS
Current assets
Cash	$196,602	$513,420
Accounts receivable	9,457	11,591
Inventory	83,155	22,437
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	515
Total current assets	290,359	549,108
Fixed assets, net of accumulated depreciation of $324,275 and $322,813, respectively	3,275	3,555
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $288,203 and $249,064, respectively	352,420	321,388
Total assets	$646,054	$874,051
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$420,762	$479,622
Accrued interest payable	348,111	165,197
Loans from related party	1,910	1,832
Loans payable	1,940,000	1,000,000
Convertible notes payable, net of unamortized debt discount of $26,822 and $66,490, respectively	1,112,764	1,091,097
Convertible notes payable related party, net of unamortized discount of $874,163 and $949,672, respectively	1,173,178	873,689
Total current liabilities	4,996,725	3,611,437
Total liabilities	4,996,725	3,611,437
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 111,813,969 and 110,909,969 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	111,814	110,910
Additional paid-in capital	21,378,656	21,066,512
Stock payable	—	—
Accumulated deficit	(25,841,141)	(23,914,808)
Total stockholders' deficit	(4,350,671)	(2,737,386)
Total liabilities and stockholders' deficit	$646,054	$874,051

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(AUDITED)

	Year Ended
	December 31, 2014	December 31, 2013
Revenues	$54,923	$66,696
Cost of revenues	26,485	2,173
Gross profit	28,438	64,523
Operating expenses
Depreciation and amortization	40,421	37,198
Selling general and administrative	1,154,252	786,852
Total operating expenses	1,194,673	824,050
Loss from operations	(1,166,235)	(759,527)
Other income and (expense)
Other income	303	272
Interest expense	(755,488)	(588,098)
Gain on extinguishment of debt	(4,913)	3,910
Total other expense	(760,098)	(583,916)
Net loss	$(1,926,333)	$(1,343,443)
Basic loss per common share	$(0.02)	$(0.01)
Basic weighted average common shares outstanding	111,399,613	110,508,469

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

						Total
	Common Stock		Additional	Stock	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Payable	Deficit	Deficit
Balance, December 31, 2012 (audited)	109,507,409	109,507	20,841,670	1,800	(22,571,365)	$(1,618,388)
Issuance of stock for conversion of debts	1,402,560	1,403	45,241	(1,800)	—	44,844
Issuance of warrants for services	—	—	13,923	—	—	13,923
Financing costs related to convertible notes payable	—	—	165,678	—	—	165,678
Net loss	—	—	—	—	(1,343,443)	(1,343,443)
Balance, December 31, 2013 (audited)	110,909,969	110,910	21,066,512	—	(23,914,808)	$(2,737,386)
Issuance of stock for conversion of debts	904,000	904	31,809	—	—	32,713
Issuance of warrants and options for services	—	—	54,450	—	—	54,450
Financing costs related to convertible notes payable	—	—	225,885	—	—	225,885
Net loss	—	—	—	—	(1,926,333)	(1,926,333)
Balance, December 31, 2014 (audited)	111,813,969	111,814	21,378,656	—	(25,841,141)	$(4,350,671)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	Years Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(1,926,333)	$(1,343,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,421	37,198
Stock-based compensation	54,540	21,200
Amortization of debt discount	340,972	288,671
Stock issued for interest expense	—	422
Gain on extinguishment of debt	4,913	3,910
Gain of sale of assets
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(60,718)	(3,668)
Decrease in accounts receivable	2,134	15,708
Decrease in prepaid assets	515	—
Increase in accounts payable and accrued liabilities	192,919	109,343
Increase in accrued interest	182,914	138,797
Decrease in unearned revenue	—	(19,792)
Net cash used in operating activities	(1,167,723)	(751,654)
Cash flows from investing activities:
Purchase of fixed and intangible assets	(71,173)	(106,129)
Net cash used in investing activities	(71,173)	(106,129)
Cash flows from financing activities:
Proceeds from related party loans, net of payments	78	(5,829)
Payments on related parties convertible notes payable	—	(55,475)
Proceeds from notes payable	940,000	1,000,000
Payments on convertible notes payable	(18,000)	(18,000)
Net cash provided by (used in) financing activities	922,078	920,696
Net change in cash	(316,818)	62,913
Cash, beginning of period	513,420	450,507
Cash, end of period	$196,602	$513,420
Supplemental disclosure of cash flow information:
Cash paid for interest	$206,383	$144,763
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock payable on conversion of debts	$—	$(1,800)
Common stock issued on conversion of debts	$—	$37,567
Common stock issued on extinguishment of debts	$32,713	$—
Beneficial conversion feature	$225,885	$165,678
Common stock issued on conversion of interest	$—	$422
Accrued expenses converted to notes	$223,979	$422

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Skinvisible, Inc., (referred to as the “Company”) is focused on the development and manufacture and sales of innovative topical, transdermal and mucosal polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Additionally, the Company’s non-dermatological formulations, offer solutions for a broad spectrum of markets women’s health, pain management, and others. The Company maintains executive and sales offices in Las Vegas, Nevada.

History – Skinvisible, Inc. (referred to as the “Company”) was incorporated in Nevada on March 6, 1998, under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

On September 9, 2014, the Company formed Kinatri USA Inc., a new wholly-owned subsidiary, to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. As part of our strategic focus on revenue generation and creating shareholder value, Kintari USA Inc. products will be sold via network marketing.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $25,481,141   since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $196,602 and $513,420 in cash and cash equivalents as of December 31, 2014 and December 31, 2013, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2014, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the year ended December 31, 2014 and 2013 totaled $54,450 and $21,200, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	38,540
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	326,368
Less: accumulated depreciation	(324,275)	(322,813)
Fixed assets, net of accumulated depreciation	$3,275	$3,555

Depreciation expense for the years ended December 31, 2014 and 2013 was $1,462 and $1,339, respectively.

3. INVENTORY

Inventory consist of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Shipping and Packing materials	$14,758	—
Finished Goods	51,756	$5,955
Raw Materials	16,641	16,482
Total	83,155	22,437

4. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2014, patents and trademarks total $587,944, net of $288,023 of accumulated amortization. Amortization expense for the years ended December 31, 2014 and 2013 was $38,959 and $35,859 respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2014.

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

6. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the year ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	9,300,000	$0.05
Options granted and assumed	450,000	$0.05
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, December 31, 2014	9,750,000	$0.05

As of December 31, 2014, 9,750,000 stock options are exercisable.

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

On October 17, 2014, the Company granted stock options for 450,000 shares of its common stock to three employees of the Company and one Consultant. The options have a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $23,400 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.44%, a dividend yield of 0% and volatility rates of 470%.   The Company recorded an expense of $23,400 for the year ended December 31, 2014.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2014.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2013	3,818,780	$0.05
Warrants granted and assumed	700,000	0.04
Warrants expired	1,977,750	0.06
Warrants canceled	—	—
Warrants exercised	—	—
Balance, December 31, 2014	2,541,030	$0.05

All warrants outstanding as of December 31, 2014 are exercisable.

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

On August 20, 2014, the Company issued a warrant for 500,000 shares of common stock to Retire Happy, LLC for Consulting services. The warrants have an exercise price of $0.05 and the vesting period on these grants was immediate. The value of these warrants were estimated by using the Black-Scholes option pricing model with the following assumptions: expected life of 1 years; risk free interest rate of 0.012%; dividend yield of 0% and expected volatility of 217%. To account for such grants to non-employees, we recorded the issuance as consulting expense in the amount of $26,450.

7. NOTES PAYABLE

On May 22, 2013 the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On May 19, 2014 the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to December 31, 2014 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $940,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

8.    RELATED PARTY TRANSACTIONS

During the year ended 2013 various officers advanced funds to support the daily operations of the company. As of December 31, 2014, $1,145 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

9. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	December 31,	December 31,
	2014	2013
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. Note is currently in default, no penalties occur due to default.	$28,476	$36,476
$27,000 face value 10% unsecured notes payable to investors, due October, 2012. At the written request of the investor’s until the repayment date, the note may be converted at the investors option to shares of the Company’s common stock at a fixed price of $0.05 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.07 per share for two years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $19,385. The aggregate beneficial conversion feature was accreted and charged to interest expenses as a financing expense in the amount of $19,385 in the year ending December 31, 2012. The beneficial conversion feature is valued under the intrinsic value method. Interest due to lender can also be converted at a rate of ($0.05) per share into warrants.	—	10,000
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $36,776 during the year ended December 31, 2014. The original issue discount feature is valued under the intrinsic value method.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(26,822)	(66,490)
	$1,112,764	$1,091,097

10. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	December 31,	December 31,
	2014	2013
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $166,510 during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(333,483)	(499,993)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $41,576 during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(103,886)	(145,462)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $36,395 during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(109,277)	(145,672)
On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,145 during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(49,491)	(63,636)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,972  during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	(75,937)	(94,909)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,903 during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	118,126	—
Unamortized debt discount	(106,223)	—
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,039 during the year ending December 31, 2014. The beneficial conversion feature is valued under the intrinsic value method.	40,558	—
Unamortized debt discount	(38,427)	—

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	65,295	—
Unamortized debt discount	(57,438)	—
	$1,173.178	$873,689

11. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 111,813,969 and 110,909,969 issued and outstanding shares of common stock as of December 31, 2014 and December 31, 2013, respectively.

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

On October 6, 2014 the Company issued 72,000 shares with a fair value of $3,557 to settle $3,600 in outstanding accounts payable due to a consultant for research and development services. As a result of this transaction a gain on extinguishment of debt of $43 was recognized.

On October 17, 2014 the Company issued 50,000 shares with a fair value of $2,600 to settle $2,500 in outstanding accounts payable due to a consultant for research and development services. As a result of this transaction a loss on extinguishment of debt of $100 was recognized.

On October 17, 2014 the Company issued 50,000 shares with a fair value of $2,600 to settle $2,500 in outstanding accounts payable due to a consultant for research and development services. As a result of this transaction a loss on extinguishment of debt of $100 was recognized.

On December 31, 2014 the Company issued 72,000 shares with a fair value of $3,312 to settle $3,600 in outstanding accounts payable due to a consultant for research and development services. As a result of this transaction a gain on extinguishment of debt of $288 was recognized.

12. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2014, are as follows:

2015 32,084

2016 5,717

Rental expense, resulting from operating lease agreements, approximated $41,868 and $25,349 for the years ended December 31, 2014 and 2013, respectively.

13.    DEFINITIVE AGREEMENTS

On January 16, 2013, the company terminated its licensing agreement with Panalab dated January 23, 2008. The agreement provided Panalab the right to distribute, market, sell and promote the Skinvisible’s proprietary formulas made with Invisicare and Adapalene through-out Panalabs assigned territory. Panalab had failed to sell or sub-license the products in the territory, thereby not fulfilling the conditions as set forth in the agreement and allowing for immediate termination of the agreement. . As a result of this cancelation the deferred revenue of $19,792 was recognized as revenue in the in the year ended December 31, 2013.

14.    SUBSEQUENT EVENTS

From January 1, 2015 through the date of filing the Company entered into four 9% notes payable to investors and received total proceeds of $110,000. The notes are, due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On January 27, 2015 the company sold 2,000,000 shares of it's $0.001 par value common stock to two individuals and received proceeds of $80,000.

On March 3, 2015 the Company executed an extension agreement with a note holder who's note had reached maturity. The note was extended for an additional 12 months and is now due in December of 2015.

On March 11, 2015 the Company executed an extension agreement with a note holder who's note had reached maturity. The note was extended for an additional 24 months and is now due in October of 2016.

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

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

 PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2014.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	67	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	63	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Mr. Terry H. Howlett, has been our Chief Executive Officer and Director since March 5, 1998. Mr. Howlett has a diversified background in market initialization and development, sales and venture capital financing for emerging growth companies. He has held senior management, marketing and sales positions with various companies, including the Canadian Federation of Independent Business, Family Life Insurance, and Avacare of Canada and founded Presley Laboratories, Inc., which marketed cosmetic and skin, care products on a direct sales basis. For the ten years prior to becoming President of the Company, Mr. Howlett was the President and CEO of Voice-it Solutions, Inc., a publicly traded company on the Vancouver Stock exchange that made voice response software for order entry systems.

Mr. Greg McCartney has been a member of our board of directors since January 10, 2005. Mr. McCartney is Managing Director of Taylor, Butterfield & Worth Asset Management Corporation, a management consulting services firm assisting clients in becoming fully reporting public companies. Previously Mr. McCartney was the Chairman of the Board for Genesis Bioventures (formerly BioLabs) and also formerly served as their CEO. Mr. McCartney has over 20 years’ experience serving as officer and director of both private and public companies in various manufacturing and technology industries. Prior to founding BioLabs in 1997, Mr. McCartney was the founder and director of Aspenwood Holdings Corporation, a business consulting firm specializing in financing, public relations and venture capital in the technology and manufacturing industries. From 1986 to 1995 he was the President of an emerging high technology company and also served as officer and director of other companies. Previously, he was involved with international real estate and land development.

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

For the fiscal year ending December 31, 2014, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2014 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2014, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2014:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	3	0
Greg McCartney Director	0	2	0
Lutz Family Trust	0	0	0
Doreen McMorran	0	2	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2014 2013	180,000 180,000	9,941 6,121	- -	- -	- -	- -	- -	189,941(2) 186,121(1)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2013 was $65,160.

(2) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2014 was $71,584

Narrative Disclosure to the Summary Compensation Table

On January 29, 2009, we entered into an employment agreement with our sole executive officer, Terry Howlett. The agreement is effective retroactively to January 1, 2009, and term of the agreement is until December 31, 2013, and may be renewed for an additional 36 months unless terminated. Under the agreement, Mr. Howlett earns a cash stipend of $13,333.33 per month ($160,000 per year). Effective January 1, 2010, his cash stipend increased to $15,000 per month ($180,000 per year). He will also receive bonuses based on a percentage of license fees, royalty fees, and financings; paid vacation or the election to receive vacation benefits in payment; and reimbursements of expenses, including automobile and limited living expenses. In addition, the agreement provides for Mr. Howlett to be awarded stock options at the discretion of the board of directors.

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

On January 30, 2013, we issued a convertible promissory note to Terry Howlett to convert debt of $46,352 as of December 31, 2012 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 772,533 shares of common shares at a strike price of $0.04 per share.

On June 30, 2013, we issued a convertible promissory note to Terry Howlett to convert debt of $62,490 as of June 30, 2013 into our common stock at $0.03 per share at any time until June 30, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,041,500 shares of common shares at a strike price of $0.04 per share.

On December 31, 2013, we issued a convertible promissory note to Terry Howlett to convert debt of $77,514 as of December 31, 2013 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,937,873 shares of common shares at a strike price of $0.03 per share.

On June 30, 2014, we issued a convertible promissory note to Terry Howlett to convert debt of $65,115 as of June 30, 2014 into our common stock at $0.025 per share at any time until June 30, 2019. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,262,300 shares of common shares at a strike price of $0.03 per share.

On September 30, 2014, we issued a convertible promissory note to Terry Howlett to convert debt of $36,150 as of September 30, 2014 into our common stock at $0.04 per share at any time until September 30, 2019. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 451,875 shares of common shares at a strike price of $0.05 per share.

On December 31, 2014, we issued a convertible promissory note to Terry Howlett to convert debt of $34,092 as of December 31, 2014 into our common stock at $0.04 per share at any time until December 31, 2019. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 426,154 shares of common shares at a strike price of $0.05 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000 1,000,000	- - - - - -	- - - - - -	0.04 0.04 0.04 0.04 0.05 0.06	10/19/2018(5) 1/30/2018(2) 1/3/2016(3) 1/20/2019(4) 12/7/2019(6) 11/14/2015	- - - - -	- - - - -	- - - - -	- - - - - -

(1)	On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued on December 7, 2009 of 1,000,000 shares at $0.08 per share and the option issued on November 15, 2010 at $0.06 per share. On October 17, 2014, we modified the exercise price to $0.05 per share on the option issued on December 7, 2009 of 1,000,000 shares. Aside from this modification, during the last fiscal year there was not any outstanding option re-priced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

(2)	On January 3, 2013, our Board of Directors approved to extend the expiration date 5 years.

(3)	On January 10, 2010, our Board of Directors approved to extend the expiration date 5 years.

(4)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.

(5)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.

(6)	On October 17, 2014, our Board of Directors approved to extend the expiration date 5 years.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney		14,400					14,400

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 6, 2014, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	51,979,475 shares	33.3%
Common	Greg McCartney(5)	2,298,500 shares	2%
Total of All Directors and Executive Officers:		54,277,975 shares	34.5%
More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		10,998,300 shares	9.9%
Doreen McMorran(7)		52,176,848 shares	32.1%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 111,741,969 shares of common stock issued and outstanding on January 6, 2014.

(4)	Includes 7,723,248 shares held in his name as indicated on our shareholder list, 26,437,485 shares of common stock that may be converted under the principal balance and accrued interest under debt conversion agreements with conversion prices ranging from $0.025 to $0.04 per share, warrants that may be exercised upon the above conversions to purchase one shares for every two shares acquired in the conversions amounting to 13,218,742 shares at prices ranging from $0.03 to $0.06 per share, options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.08 per share, and options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.06 per share.

(5)	Includes 998,500 shares held in his name, options that may be exercised immediately to purchase 800,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 250,000 shares at a price of $0.05 per share, and options that may be exercised immediately to purchase 250,000 shares at a price of $0.06 per share.

(6)	As stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on January 25, 2010.

(7)	Includes 1,800,000 shares held in her name as indicated on our shareholder list, 32,913,899 shares of common stock that may be converted under the principal balance and accrued interest of debt conversion agreements with conversion prices ranging from $0.02 to $0.04 per share, warrants that may be exercised upon the above conversions to purchase one shares for every two shares acquired in the conversions amounting to 16,456,949 shares at prices ranging from $0.03 to $0.06 per share, options that may be exercised immediately to purchase 600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 500,000 shares at a price of $0.05 per share, and options that may be exercised immediately to purchase 500,000 shares at a price of $0.06 per share

Item 13. Certain Relationships and Related Transactions, and Director Independence

Aside from that which follows and in “Executive Compensation,” none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction for the last two fiscal years or in any presently proposed transaction which, in either case, has or will materially affect us.

Doreen McMorran

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

On June 30, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $43,661 as of June 30, 2013 into our common stock at $0.03 per share at any time until December 31, 2017. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 727,700 shares of common shares at a strike price of $0.04 per share.

On December 31, 2013, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $60,725 as of December 31, 2013 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 1,518,125 shares of common shares at a strike price of $0.03 per share.

On June 30, 2014, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $78,384 as of June 30, 2014 into our common stock at $0.025 per share at any time until June 30, 2019. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 979,800 shares of common shares at a strike price of $0.03 per share.

On December 7, 2009, Doreen McMorran was granted an option to purchase 500,000 shares of common stock under the Issuers Stock Option Plan dated July 17, 2006. On October 17, 2014 our board of directors approved to modify the options granted with a new expiry date of December 7, 2019 and a new exercise price of $0.05 per share.

On December 31, 2014, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $31,203 as of December 31, 2014 into our common stock at $0.04 per share at any time until December 31, 2019. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 390,043 shares of common shares at a strike price of $0.05 per share.

Greg McCartney

On October 20, 2013, Greg McCartney was granted an option to purchase 250,000 shares of common stock under our Stock Option Plan dated July 17, 2006. The option expires on October 20, 2018 and has an exercise price of $0.04 per share.

On December 7, 2009, Greg McCartney was granted an option to purchase 250,000 shares of common stock under our Stock Option Plan dated July 17, 2006. On October 17, 2014 our board of directors approved to modify the options granted with a new expiry date of December 7, 2019 and a new exercise price of $0.05 per share.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$25,000	$0	$0	$0
2013	$13,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

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
March 31, 2015

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
March 31, 2015

By:	/s / Greg McCartney
Greg McCartney
Director
March 31, 2015

