Form 10-Q
period 2015-03-31
SKINVISIBLE INC
filed 2015-05-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,813,969 common shares as of March 31, 2015

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2015 and 2014 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$21,596	$196,602
Accounts receivable	5,698	9,457
Inventory	126,346	83,155
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	154,785	290,359
Fixed assets, net of accumulated depreciation of $324,670 and $324,275, respectively	2,880	3,275
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $301,897 and $288,203, respectively	344,272	352,420
Total assets	$501,937	$646,054
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$492,333	$420,762
Accrued interest payable	399,295	348,111
Loans from related party	1,910	1,910
Loans payable	980,000	—
Convertible notes payable, net of unamortized debt discount of $20,068 and $26,822, respectively	1,119,518	1,112,764
Convertible notes payable related party, net of unamortized discount of $795,065 and $874,163, respectively	1,252,276	1,173,178
Total current liabilities	4,245,332	3,056,725
Loans payable	1,020,000	1,940,000
Total liabilities	5,265,332	4,996,725
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 113,813,969 and 111,813,969 shares issued and outstanding at March 31, 2014 and December 31, 2014, respectively	113,814	111,814
Additional paid-in capital	21,467,643	21,378,656
Stock payable	—	—
Accumulated deficit	(26,344,852)	(25,841,141)
Total stockholders' deficit	(4,763,395)	(4,350,671)
Total liabilities and stockholders' deficit	$501,937	$646,054

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ending
	March 31, 2015	March 31, 2014
Revenues	$73,375	$10,038
Cost of revenues	4,953	2,321
Gross profit	68,422	7,717
Operating expenses
Depreciation and amortization	14,269	8,846
Selling general and administrative	352,225	173,111
Total operating expenses	366,494	181,957
Loss from operations	(298,072)	(174,240)
Other income and (expense)
Other income	26	125
Interest expense	(205,665)	(169,334)
Gain on extinguishment of debt	—	(1,800)
Total other expense	(205,639)	(171,009)
Net loss	$(503,711)	$(345,249)
Basic loss per common share	$(0.00)	$(0.00)
Basic weighted average common shares outstanding	111,399,613	110,415,949

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(503,711)	$(345,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,269	8,846
Amortization of debt discount	88,039	80,742
Stock based compensation	8,800	—
Gain on extinguishment of debt	—	1,800
Changes in operating assets and liabilities:
Increase in inventory	(43,191)	(13,126)
Decrease in accounts receivable	3,759	6,113
Increase in accounts payable and accrued liabilities	71,571	55,063
Increase in accrued interest	51,184	26,499
Net cash used in operating activities	(309,280)	(179,312)
Cash flows from investing activities:
Purchase of fixed and intangible assets	(5,726)	(12,448)
Net cash used in investing activities	(5,726)	(12,448)
Cash flows from financing activities:
Proceeds from sale of common stock	80,000	—
Proceeds from related party loans, net of payments	—	78
Proceeds from notes payable	60,000	—
Payments on convertible notes payable	—	(5,000)
Net cash provided by (used in) financing activities	140,000	(4,922)
Net change in cash	(175,006)	(196,682)
Cash, beginning of period	196,602	513,420
Cash, end of period	$21,596	$316,738
Supplemental disclosure of cash flow information:
Cash paid for interest	$66,441	$47,422
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on extiguishment of debts	$—	$5,400

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $26,344,852 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $21,596 and $196,602 in cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the year ended March 31, 2015 and December 31, 2014 totaled $8,800 and $54,450, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(324,670)	(324,275)
Fixed assets, net of accumulated depreciation	$2,880	$3,275

Depreciation expense for the three months ended March 31, 2015 and 2014 was $395 and $336, respectively.

3. INVENTORY

Inventory consist of the following as of March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
Shipping and Packing materials	$14,750	$14,758
Marketing Supplies	19,766	—
Finished Goods	59,507	$51,756
Raw Materials	32,323	16,641
Total	126,346	83,155

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2015, patents and trademarks total $646,169, net of $301,897 of accumulated amortization. Amortization expense for the three months ended March 31, 2015 and 2014 was $13,874 and $8,510 respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2015.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	9,750,000	$0.05
Options granted and assumed	200,000	0.05
Options expired	—	—
Options canceled	—	—
Options exercised	—	—
Balance, March 31, 2015	9,950,000	$0.05

As of March 31, 2015, 9,950,000 stock options are exercisable.

On March 31, 2015, the Company granted stock options for 200,000 shares of its common stock with a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $8,800 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.37%, a dividend yield of 0% and volatility rates of 483%.   The Company recorded an expense of $8,800 for the three months ended March 31, 2015.

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	2,541,030	$0.05
Warrants granted and assumed	1,000,000	0.07
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—
Balance, March 31, 2015	3,541,030	$0.06

All warrants outstanding as of March 31, 2015 are exercisable.

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

On May 19, 2014 the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

As of March 31, 2014 $980,000 of the Notes were due in less than 12 months and have been classified as Current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the year ended 2013 various officers advanced funds to support the daily operations of the company. As of March 31, 2015, $1,145 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31,	December 31,
	2015	2014
$52,476 face value,10% unsecured note payable to an investor, note interest and payment are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. The Note is currently in default, no penalties occur due to default.	$28,476	$28,476
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,288 during the three months ended March 31, 2015. The original issue discount feature is valued under the intrinsic value method.

On March 3, 2015 the Company executed an extension agreement with a note holder who's note had reached maturity. The note was extended for an additional 12 months and is now due in December of 2015.

On March 11, 2015 the Company executed an extension agreement with a note holder who's note had reached maturity. The note was extended for an additional 24 months and is now due in October of 2016.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(20,068)	(26,822)
	$1,119,518	$1,112,764

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	March 31,	December 31,
	2015	2014
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $41,058 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(292,425)	(333,483)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,251 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032

Unamortized debt discount	(93,635)	(103,886)
On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,975 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(100,302)	(109,277)
On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,488 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(46,003)	(49,491)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,678 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(71,259)	(75,937)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,823 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(100,400)	(106,223)

On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,994 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(36,433)	(38,427)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,831 during the three months ending March 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(54,607)	(57,438)
	$1,252,276	$1,173.178

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 113,813,969 and 111,813,969 issued and outstanding shares of common stock as of March 31, 2015 and December 31, 2014, respectively.

On January 26, 2015 the Company received $50,000 pursuant to a private placement agreement with an investor to purchase 1,250,000 shares of Skinvisible Inc. $0.001 par value common stock and 625,000 warrants. The warrants allow the holder to purchase shares of the Company's common stock at $0.07 on or before January 21, 2016.

On January 27, 2015 the Company received $30,000 pursuant to a private placement agreement with an investor to purchase 750,000 shares of Skinvisible Inc. $0.001 par value common stock and 375,000 warrants. The warrants allow the holder to purchase shares of the Company's common stock at $0.07 on or before January 21, 2016.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2015, are as follows:

2015 24,084

2016 5,717

Rental expense, resulting from operating lease agreements, approximated $11,306.36 and $10,367 for the three months ended March 31, 2015 and 2014, respectively.

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

Our Plan for the Next Twelve Months

Our growth strategy is to:

1.	Generate revenue from direct sales of our cosmeceutical/OTC product line;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	4. Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

§	Launch Kintari USA Inc.:

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

The Kintari product portfolio consists of 2 anti-aging products to help fight the signs of aging. These products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products which we believe cannot be duplicated. Additional products will be added to enhance this product line as the company grows and expands with our Skinbrella® SPF 30 sunscreen launched in April 2015.

•	Capitalize On Current Licensees:

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

•	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

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

  Add new long-term efficacy studies for our DermSafe® hand sanitizer. In 2013, we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. In 2013, we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and Asia in 2015. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9 which is presently a major health issue in China.

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

•	Secure Additional Licensees:

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

  Results of Operations for the Three Months Ended March 31, 2015 and 2014

  Revenues

  Our revenue from product sales, royalties on patent licenses and license fees for the three months ended March 31, 2015 was $73,375, an increase from $10,038 for the same period ended March 31, 2014.

  The increase in revenue for the nine months ended March 31, 2015 was mainly due to an increase in product sales. With the launch of Kintari USA Inc., we expect increased revenue from our line of anti-aging products and select over-the-counter products.

  Cost of Revenues

  Our cost of revenues for the three months ended March 31, 2015 increased to $4,953 from the prior year period when cost of revenues was $2,321.

  Gross Profit

  Gross profit for the three months ended March 31, 2015 was $68,422, or approximately 93% of sales. Gross profit for the three months ended March 31, 2014 was $7,717, or approximately 76% of sales.

  Operating Expenses

  Operating expenses increased to $366,494 for the three months ended March 31, 2015 from $181,857 for the same period ended March 31, 2014. Our operating expenses for the three months ended March 31, 2015 consisted mainly of salaries and wages of $66,729, consulting fees of $75,108, accrued salaries and wages of $64,295, commissions of $32,146, travel expenses of $27,693, accounting and audit expenses of $15,092, depreciation and amortization expenses of $14,269, rent of $11,306, research and development of $9,724, payroll tax expense of $9,305 and office expenses of $7,583. In comparison, our operating expenses for the three months ended March 31, 2014 consisted mainly of salaries and wages of $34,315, accrued salaries and wages of $59,418, accounting and audit expenses of $10,800, depreciation and amortization expenses of $8,846, rent of $10,367, consulting fees of $10,200 and research and development of $9,707.

  Other Expenses

  We had other expenses of $205,639 for the three months ended March 31, 2015, compared with other expenses of $171,009 for the three months ended March 31, 2014. This was largely the result of $205,665 we paid in interest expenses for the three months ended March 31, 2015 from $169,334 in the prior period ended March 31, 2014.

  We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

  Net Loss

  We recorded a net loss of $503,711 for the three months ended March 31, 2015, as compared with a net loss of $345,249 for the three months ended March 31, 2014.

  Liquidity and Capital Resources

  As of March 31, 2015, we had total current assets of $154,785 and total assets in the amount of $501,937. Our total current liabilities as of March 31, 2015 were $4,245,332. We had a working capital deficit of $4,090,547 as of March 31, 2015.

  Operating activities used $309,280 in cash for the three months ended March 31, 2015. Our net loss of $503,711 along with an increase in inventory of $43,191 were the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $88,039, an increase in accounts payable and accrued liabilities of $71,571 and an increase of accrued interest of $51,184.

  Cash flows used by investing activities during the three months ended March 31, 2015 was $5,726 as a result of the purchase of fixed and intangible assets.

  Cash flows provided by financing activities during the nine months ended March 31, 2015 amounted to $140,000 and consisted of $80,000 in proceeds from the sale of our common stock and $60,000 in proceeds from loans payable.

  On May 19, 2014, we approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. Subsequent to the reporting period, we entered into four 9% notes payable to investors and received total proceeds of $110,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods."

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

  Off Balance Sheet Arrangements

  As of March 31, 2015, there were no off balance sheet arrangements.

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

  Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $26,344,852 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

  Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

  Recently Issued Accounting Pronouncements

  We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk

  A smaller reporting company is not required to provide the information required by this Item.

  Item 4.     Controls and Procedures

  Disclosure Controls and Procedures

  We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

  Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

  Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

  Changes in Internal Control over Financial Reporting

  There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

  On January 26, 2015, we received $50,000 pursuant to a private placement agreement with an investor to purchase 1,250,000 shares of our common stock and warrants to purchase 675,000 shares of our common stock. The warrants allow the holder to purchase shares of our common stock at $0.07 on or before January 21, 2016.

  On January 27, 2015, we received $30,000 pursuant to a private placement agreement with an investor to purchase 750,000 shares of our common stock and warrants to purchase 375,000 shares of our common stock. The warrants allow the holder to purchase shares of our common stock at $0.07 on or before January 21, 2016.

  On January 27, 2015, we sold 2,000,000 shares of our common stock to two individuals and received proceeds of $80,000.

  On March 31, 2015, we granted stock options for 200,000 shares of our common stock with a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years.

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

  Item 3.     Defaults upon Senior Securities

  None

  Item 4.     Mine Safety Disclosures

  Not applicable.

  Item 5.     Other Information

  None

  Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 13, 2015

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

