Form 10-Q
period 2015-06-30
SKINVISIBLE INC
filed 2015-08-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 113,885,969 common shares as of July 22, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2015 and 2014 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$41,561	$196,602
Accounts receivable	6,139	9,457
Inventory	92,420	83,155
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	141,265	290,359
Fixed assets, net of accumulated depreciation of $325,065 and $324,275, respectively	2,485	3,275
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $315,979 and $288,203, respectively	330,190	352,420
Total assets	$473,940	$646,054
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$618,290	$420,762
Accrued interest payable	446,049	348,111
Loans from related party	1,910	1,910
Loans payable	1,021,000	—
Convertible notes payable, net of unamortized debt discount of $11,881 and $26,822, respectively	1,127,708	1,112,764
Convertible notes payable related party, net of unamortized discount of $715,088 and $874,163, respectively	1,332,253	1,173,178
Total current liabilities	4,547,210	3,056,725
Loans payable	1,187,000	1,940,000
Total liabilities	5,734,210	4,996,725
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 113,957,969 and 111,813,969 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	113,958	111,814
Additional paid-in capital	21,475,471	21,378,656
Stock payable	—	—
Accumulated deficit	(26,849,699)	(25,841,141)
Total stockholders' deficit	(5,260,270)	(4,350,671)
Total liabilities and stockholders' deficit	$473,940	$646,054

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED

	Three months ending		Six months ending
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$54,676	$8,935	$128,051	$18,973
Cost of revenues	41,235	912	46,188	3,233
Gross profit	13,441	8,023	81,863	15,740
Operating expenses
Depreciation and amortization	14,477	9,501	28,746	18,347
Selling general and administrative	292,944	212,785	645,169	385,896
Total operating expenses	307,421	222,286	673,915	404,243
Loss from operations	(293,980)	(214,263)	(592,052)	(388,503)
Other income and (expense)
Other income	—	63	26	188
Interest expense	(212,307)	(181,594)	(417,972)	(350,928)
Gain on extinguishment of debt	1,440	810	1,440	(990)
Total other expense	(210,867)	(180,721)	(416,506)	(351,730)
Net loss	$(504,847)	$(394,984)	$(1,008,558)	$(740,233)
Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	113,885,969	111,264,035	113,850,168	111,170,521

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Month Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(1,008,558)	$(740,233)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	28,746	18,347
Stock-based compensation	—	4,600
Amortization of debt discount	187,218	161,589
Gain on extinguishment of debt	(1,440)	990
Changes in operating assets and liabilities:
Increase in inventory	(9,265)	(13,251)
Decrease in accounts receivable	3,318	4,094
Decrease in prepaid assets	—	1
Increase in accounts payable and accrued liabilities	204,728	82,434
Increase in accrued interest	97,938	75,345
Net cash used in operating activities	(497,315)	(406,084)
Cash flows from investing activities:
Purchase of fixed and intangible assets	(5,726)	(12,923)
Net cash used in investing activities	(5,726)	(12,923)
Cash flows from financing activities:
Proceeds from sale of common stock	80,000	—
Proceeds from related party loans, net of payments	—	78
Payments on notes payable	(32,000)	—
Proceeds from notes payable	300,000	43,000
Payments on convertible notes payable	—	(10,000)
Net cash provided by (used in) financing activities	348,000	33,078
Net change in cash	(155,041)	(385,929)
Cash, beginning of period	196,602	513,420
Cash, end of period	$41,561	$127,491
Supplemental disclosure of cash flow information:
Cash paid for interest	$135,267	$92,377
Cash paid for tax	$—	$—
Non-cash investing and financing activities:
Accrued expenses converted to notes	$118,126	$—
Common stock issued on extinguishment of debts	$5,760	$5,400

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $26,849,699 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $41,561 and $196,602 in cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock based compensation expense recognized under ASC 718-10 for the period ended June 30, 2015 and December 31, 2014 totaled $0 and $54,450, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(325,065)	(324,275)
Fixed assets, net of accumulated depreciation	$2,485	$3,275

Depreciation expense for the six months ended June 30, 2015 and 2014 was $790 and $672, respectively.

3. INVENTORY

Inventory consist of the following as of June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
Shipping and Packing materials	$20,119	$14,758
Marketing Supplies	13,151	—
Finished Goods	9,277	$51,756
Raw Materials	49,873	16,641
Total	92,420	83,155

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2015, patents and trademarks total $646,169, net of $315,979 of accumulated amortization. Amortization expense for the six months ended June 30, 2015 and 2014 was $27,956 and $17,675 respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2015.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended June 30, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	9,750,000	$0.05

Options granted and assumed	200,000	0.05
Options expired	200,000	0.05
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2015	9,750,000	$0.05

As of June 30, 2015, 9,750,000 stock options are exercisable.

On March 31, 2015, the Company granted stock options for 200,000 shares of its common stock with a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $8,800 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.37%, a dividend yield of 0% and volatility rates of 483%.   The Company recorded an expense of $8,800 for the six months ended June 30, 2015.

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	2,541,030	$0.05

Warrants granted and assumed	1,000,000	0.07
Warrants expired	471,280	0.05
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2015	3,119,750	$0.06

All warrants outstanding as of June 30, 2015 are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE

On May 22, 2013 the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods". As of June 30, 2015 several notes had reached their initial maturity date, all note holders executed agreements extending the note for an additional 12 months upon the same terms.

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

During the three months ended June 30, 2015 the Company entered into eight additional 9% notes payable to investors and received total proceeds of $208,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

As of June 30, 2015 $1,021,000 of the Notes were due in less than 12 months and have been classified as Current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the year ended 2013 various officers advanced funds to support the daily operations of the company. As of June 30, 2015, $1,145 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

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

$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,689 during the six months ended June 30, 2015. The original issue discount feature is valued under the intrinsic value method.

On the Company executed extension agreements with several note holder who's note had reached maturity. The notes were extended for an additional 12 months..
	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(11,878)	(26,822)

	$1,127,708	$1,112,764

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	June 30,	December 31,
	2015	2014
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $82,573 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(250,910)	(333,483)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,617 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(83,269)	(103,886)
On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,049 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(91,228)	(109,277)
On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,015 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(42,476)	(49,491)

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,407 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(66,530)	(75,937)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,709 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(94,514)	(106,223)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,011 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(34,416)	(38,427)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,694 during the six months ending June 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(51,744)	(57,438)
	$1,332,253	$1,173.178

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 113,957,969 and 111,813,969 issued and outstanding shares of common stock as of June 30, 2015 and December 31, 2014, respectively.

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

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2015, are as follows:

2015 24,084

2016 5,717

Rental expense, resulting from operating lease agreements, approximated $21,832 and $20,867 for the six months ended June 30, 2015 and 2014, respectively.

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

Our Plan for the Next Twelve Months

Our growth strategy is to:

1.	Generate revenue from direct sales of our cosmeceutical/OTC product line;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	4. Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

•	Launch Kintari USA Inc.:

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

  We continue to look for avenues to obtain orphan drug status for our Netherton syndrome product. Netherton syndrome is a disease caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure. Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA).
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

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended June 30, 2015 was $54,676, an increase from $8,935 for the same period ended June 30, 2014. Our revenue from product sales, royalties on patent licenses and license fees for the six months ended June 30, 2015 was $128,051, an increase from $18,973 for the same period ended June 30, 2014.

The increase in revenue for the three and six months ended June 30, 2015 was mainly due to an increase in product sales. With the launch of Kintari USA Inc., we expect increased revenue from our line of anti-aging products and select over-the-counter products.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2015 increased to $41,235 from the prior year period when cost of revenues was $912. Our cost of revenues for the six months ended June 30, 2015 increased to $46,188 from the prior year period when cost of revenues was $3,233. Our cost of revenues increased for the three and six months ended June 30, 2015 over the prior year period as a result of increased product sales. We expect this trend to continue with sales from Kintari USA Inc.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $13,441, or approximately 25% of sales. Gross profit for the three months ended June 30, 2014 was $8,023, or approximately 89%of sales. Gross profit for the six months ended June 30, 2015 was $81,863, or approximately 64% of sales. Gross profit for the six months ended June 30, 2014 was $15,740, or approximately 82% of sales.

Operating Expenses

Operating expenses increased to 307,421 for the three months ended June 30, 2015 from $222,286 for the same period ended June 30, 2014. Operating expenses increased to $673,915 for the six months ended June 30, 2015 from $404,243 for the same period ended June 30, 2014.

Our operating expenses for the six months ended June 30, 2015 consisted mainly of salaries and wages of $121,790, accrued salaries and wages of $143,869, commissions of $91,090, consulting fees of $88,206, research and development of $30,217, depreciation and amortization expenses of $28,746, accounting and audit expenses of $21,092 and rent of $21,832.. In comparison, our operating expenses for the six months ended June 30, 2014 consisted mainly of salaries and wages of $70,805, accrued salaries and wages of $118,126, consulting fees of $38,300, research and development of $30,217, accounting and audit expenses of $23,069, rent of $20,867 and depreciation and amortization expenses of $18,347.

Other Expenses

We had other expenses of $210,867 for the three months ended June 30, 2015, compared with other expenses of $180,721 for the three months ended June 30, 2014. This was largely the result of $212,307 in interest expenses for the three months ended June 30, 2015 from $181,594 in the prior period ended June 30, 2014.

We had other expenses of $416,506 for the six months ended June 30, 2015, compared with other expenses of $351,730 for the six months ended June 30, 2014. This was largely the result of $417,972 in interest expenses for the six months ended June 30, 2015 from $350,928 in the prior period ended June 30, 2014.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $504,847 for the three months ended June 30, 2015, as compared with a net loss of $394,984 for the three months ended June 30, 2014. We recorded a net loss of $1,008,558 for the six months ended June 30, 2015, as compared with a net loss of $740,233 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $141,265 and total assets in the amount of $473,940. Our total current liabilities as of June 30, 2015 were $4,547,210. We had a working capital deficit of $4,405,945 as of June 30, 2015.

Operating activities used $497,315 in cash for the six months ended June 30, 2015. Our net loss of $1,008,558 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $187,218, an increase in accounts payable and accrued liabilities of $204,728 and an increase of accrued interest of $97,938.

Cash flows used by investing activities during the six months ended June 30, 2015 was $5,726 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the six months ended June 30, 2015 amounted to $348,000 and consisted of $80,000 in proceeds from the sale of our common stock and 300,000 in proceeds from notes payable, offset by $32,000 in payments on notes payable.

During the three months ended June 30, 2015, we entered into eight 9% notes payable to investors and received total proceeds of $208,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods."

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

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $26,849,699 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 14, 2015

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

