Form 10-Q
period 2015-09-30
SKINVISIBLE INC
filed 2015-11-16
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 114,157,969 common shares as of October 25, 2015

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2015 and 2014 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2015 are not necessarily indicative of the results that can be expected for the full year.

3

 SKINVISIBLE, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash	$—	$196,602
Accounts receivable	6,833	9,457
Inventory	89,751	83,155
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	97,729	290,359
Fixed assets, net of accumulated depreciation of $325,460 and $324,275, respectively	2,090	3,275
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $330,215 and $288,203, respectively	315,954	352,420
Total assets	$415,773	$646,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$728,582	$420,762
Bank overdraft	32,787	—
Accrued interest payable	497,899	348,111
Loans from related party	1,910	1,910
Loans payable	1,549,900	—
Convertible notes payable, net of unamortized debt discount of $38,046 and $26,822, respectively	1,149,040	1,112,764
Convertible notes payable related party, net of unamortized discount of $634,320 and $874,163, respectively	1,413,111	1,173,178
Total current liabilities	5,373,229	3,056,725
Loans payable	731,600	1,940,000
Total liabilities	6,104,829	4,996,725

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 113,957,969 and 111,813,969 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	114,158	111,814
Additional paid-in capital	21,527,741	21,378,656
Stock payable	—	—
Accumulated deficit	(27,330,955)	(25,841,141)
Total stockholders' deficit	(5,689,056)	(4,350,671)
Total liabilities and stockholders' deficit	$415,773	$646,054

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$30,377	$22,303	$158,428	$41,276
Cost of revenues	9,859	674	56,047	3,907
Gross profit	20,518	21,629	102,381	37,369
Operating expenses
Depreciation and amortization	14,631	9,680	43,377	28,027
Selling general and administrative	255,436	373,101	900,605	758,997
Total operating expenses	270,067	382,781	943,982	787,024
Loss from operations	(249,549)	(361,152)	(841,601)	(749,655)
Other income and (expense)
Other income	—	70	26	258
Interest expense	(232,107)	(200,944)	(650,079)	(551,872)
Gain on extinguishment of debt	400	(4,054)	1,840	(5,044)
Total other expense	(231,707)	(204,928)	(648,213)	(556,658)
Net loss	$(481,256)	$(566,080)	$(1,489,814)	$(1,306,313)
Basic loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	113,957,969	111,609,529	113,957,969	111,317,222

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$(1,489,814)	$(1,306,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,377	28,027
Stock-based compensation	8,800	31,050
Amortization of debt discount	327,478	250,558
Gain (Loss) on extinguishment of debt	(1,840)	5,044
Bank overdraft	32,787	—
Changes in operating assets and liabilities:
Increase in inventory	(6,596)	(59,393)
Decrease (increase) in accounts receivable	2,624	(9,030)
Increase (decrease) in prepaid assets	—	1
Increase in accounts payable and accrued liabilities	321,020	105,803
Increase in accrued interest	149,788	133,516
Net cash used in operating activities	(612,376)	(820,737)
Cash flows from investing activities:
Purchase of fixed and intangible assets	(5,726)	(15,855)
Net cash used in investing activities	(5,726)	(15,855)
Cash flows from financing activities:
Proceeds from sale of common stock	80,000	—
Proceeds from related party loans, net of payments	—	78
Payments on notes payable	(89,500)	—
Proceeds from notes payable	431,000	594,400
Payments on convertible notes payable	—	(13,000)
Net cash provided by (used in) financing activities	421,500	581,478
Net change in cash	(196,602)	(255,114)
Cash, beginning of period	196,602	513,420
Cash, end of period	$—	$258,306
Supplemental disclosure of cash flow information:
Cash paid for interest	$211,564	$144,708
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$118,126	$156,684
Common stock issued on extiguishment of debts	$5,760	$20,644

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $27,330,955 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $0 and $196,602 in cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the year ended September 30, 2015 and December 31, 2014 totaled $8,800 and $54,450, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(325,460)	(324,275)
Fixed assets, net of accumulated depreciation	$2,090	$3,275

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $1,185 and $1,067, respectively.

3. INVENTORY

Inventory consist of the following as of September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
Shipping and Packing materials	$13,033	$14,758
Marketing Supplies	19,761	-
Finished Goods	7,084	$51,756
Raw Materials	49,873	16,641
Total	89,751	83,155

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2015, patents and trademarks total $646,169, net of $330,215 of accumulated amortization. Amortization expense for the nine months ended September 30, 2015 and 2014 was $42,192 and $26,960 respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2015.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	9,750,000	$0.05

Options granted and assumed	200,000	0.05
Options expired	200,000	0.05
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2015	9,750,000	$0.05

As of September 30, 2015, 9,750,000 stock options are exercisable.

On March 31, 2015, the Company granted stock options for 200,000 shares of its common stock with a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $8,800 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.37%, a dividend yield of 0% and volatility rates of 483%.   The Company recorded an expense of $8,800 for the nine months ended September 30, 2015.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	2,541,030	$0.05

Warrants granted and assumed	1,000,000	0.07
Warrants expired	1,196,280	0.05
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2015	2,344,750	$0.07

All warrants outstanding as of September 30, 2015 are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. NOTES PAYABLE

On May 22, 2013 the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods". As of September 30, 2015 several notes had reached their initial maturity date, all note holders executed agreements extending the note for an additional 12 months upon the same terms. During the nine months ending September 30, 2015 the Company made principal payments of $89,000.

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

During the three months ended June 30, 2015 the Company entered into five additional 9% notes payable to investors and received total proceeds of $131,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

As of September 30, 2015 $1,549,900 of the Notes were due in less than 12 months and have been classified as Current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the year ended 2013 various officers advanced funds to support the daily operations of the company. As of September 30, 2015, $1,910 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	September 30,	December 31,
	2015	2014
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for Skinvisible, Inc. shares at ten cents per share ($0.10), these rights expired January 12, 2010. The Note is currently in default, no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	28,476	28,476
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The Notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $31,078 during the nine months ended September 30, 2015. The original issue discount feature is valued under the intrinsic value method.

On the Company executed extension agreements with several note holder who's note had reached maturity. The notes were extended for an additional 12 months.
	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	(3,724)	(26,822)
Total, net of unamortized discount	1,107,386	1,084,288

On July 28, 2015, we entered into a convertible promissory note pursuant to which we borrowed $47,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 30, 2016. The note is convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on July 28, 2015 to be $34,397. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,947 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method
	47,500	—
Unamortized debt discount	(34,322)	—
Total, net of unamortized discount	13,178	—

	$1,149,040	$1,112,764

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	September 30,	December 31,
	2015	2014
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $124,544 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(208,939)	(333,483)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $31,098 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(72,788)	(103,886)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $27,223 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(82,054)	(109,277)

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,579 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(38,912)	(49,491)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,189 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(61,748)	(75,937)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $17,661 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(88,562)	(106,223)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,050 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(32,377)	(38,427)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,589 during the nine months ending September 30, 2015. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(48,850)	(57,438)

	$1,413,110	$1,173,178

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 113,957,969 and 111,813,969 issued and outstanding shares of common stock as of September 30, 2015 and December 31, 2014, respectively.

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

On April 1, 2015, 72,000 shares were issued to settle $3,600 of accrued expenses due to a director of the Company.

On June 30, 2015, 72,000 shares were issued to settle $3,600 of accrued expenses due to a director of the Company. A gain of $1,440 was recognized as a result of this settlement.

On August 24, 2015, the company settled $6,000 of debt due to two parties with 200,000 shares of common stock. A gain of $400 was recognized as a result of this settlement.

12. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2015, are as follows:

2015 12,042

2016 5,717

Rental expense, resulting from operating lease agreements, approximated $32,619 and $31,368 for the nine months ended September 30, 2015 and 2014, respectively.

13.    SUBSEQUENT EVENTS

On October 26, 2015, we entered into a convertible promissory note pursuant to which we borrowed $135,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on October 26, 2017. The note is convertible at any time following the third month anniversary after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average of the Trading Prices for the common stock during the five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.

On October 1, 2015, we entered into a convertible promissory note with Greg McCartney a director of the Company. The $10,800 face value promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with an additional warrant to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date.

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

Our Plan for the Next Twelve Months

Our growth strategy is to:

1.	Generate revenue from direct sales of our cosmeceutical/OTC product line;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	4. Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

•	Kintari USA Inc.:

On September 9, 2014, we formed Kinatri USA Inc., a new wholly-owned subsidiary of Kintari International Inc., wholly-owned subsidiary of Skinvisible Inc., to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. The company was officially launched January 15, 2015. As part of our strategic focus on revenue generation and creating shareholder value, Kintari USA Inc. products will be sold via network marketing. The products will be sold initially in the US and then in Canada in 2016.

The Kintari product portfolio consists of 2 anti-aging products to help fight the signs of aging. These products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products which we believe cannot be duplicated. Additional products will be added to enhance this product line as the company grows and starting with our Skinbrella® SPF 30 sunscreen which was launched in April 2015.

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

Sales and Royalties: Skinvisible receives a royalty based on net sales of ProCort. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth for the rest of 2015. Women’s Choice is seeking to form other strategic alliances in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon.

Product Updates:

We have additional information on specific products which add value to Skinvisible’s product pipeline.

DermSafe® Hand Sanitizer

Skinvisible’s hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has received registration in Belgium on behalf of Skinvisible. This registration allows Skinvisible to make DermSafe® available in most of Europe through a simple registration process. The Company is currently seeking licensees and/or distributors to begin the sale of DermSafe in the EU. This registration has recently been granted for a ten year term to expire in 2024. The product will be sold through Kintari Canada Inc. when it launches in 2016.

Sunless Tanning Products: We have developed a new sunless tanning mousse / foam which uses a unique foam with Invisicare®, developed specifically for its foaming properties. This adds to Skinvisible’s line of sunless tanning products which includes sunless tanning lotions (light, medium and dark), pre-sun moisturizer and after-sun moisturizer along with sunless tanning spray products for commercial use. The addition of a sunless tanning mousse enhances this line of products.

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

  Add new long-term efficacy studies for our DermSafe® hand sanitizer. In 2013, we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. In 2013, we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9.

  We continue to look for avenues to obtain orphan drug status for our Netherton syndrome product. Netherton syndrome is a disease caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure. Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA). We have reformulated our product to better meet the demands of this very debilitating disease and will be undergoing a clinical Netherton syndrome study with a subject before the end of 2015.
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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended September 30, 2015 was $30,377, an increase from $22,303 for the same period ended September 30, 2014. Our revenue from product sales, royalties on patent licenses and license fees for the nine months ended September 30, 2015 was $158,428, an increase from $41,276 for the same period ended September 30, 2014.

The increase in revenue for the three and nine months ended September 30, 2015 was mainly due to an increase in product sales. With the launch of Kintari USA Inc., we expect increased revenue from our line of anti-aging products and select over-the-counter products.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2015 increased to $9,859 from the prior year period when cost of revenues was $674. Our cost of revenues for the nine months ended September 30, 2015 increased to $56,047 from the prior year period when cost of revenues was $3,907. Our cost of revenues increased for the three and nine months ended September 30, 2015 over the prior year period as a result of increased product sales. We expect this trend to continue with sales from Kintari USA Inc.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $20,518, or approximately 67% of sales. Gross profit for the three months ended September 30, 2014 was $21,629, or approximately 96% of sales. Gross profit for the nine months ended September 30, 2015 was $102,381, or approximately 65% of sales. Gross profit for the nine months ended September 30, 2014 was $37,369, or approximately 90% of sales. Our gross profit margin fell in 2015 as compared with 2014 as a result of increased cost of revenues from product sales. We expect this trend to continue for the last quarter of 2015 and into 2016.

Operating Expenses

Operating expenses decreased to $270,067 for the three months ended September 30, 2015 from $382,781 for the same period ended September 30, 2014. Operating expenses increased to $943,982 for the nine months ended September 30, 2015 from $787,024 for the same period ended September 30, 2014.

Our operating expenses for the nine months ended September 30, 2015 consisted mainly of accrued salaries and wages of $238,950, salaries and wages of $153,828, commissions of $115,483, consulting fees of $105,234, travel expenses of $64,875, depreciation and amortization expenses of $43,377, rent of $32,619, accounting and audit expenses of $28,092, license and permit fees of $20,232 and payroll tax expense of $19,320. In comparison, our operating expenses for the nine months ended September 30, 2014 consisted mainly of salaries and wages of $136,318, accrued salaries and wages of $165,652, consulting fees of $182,748, research and development of $48,231, accounting and audit expenses of $30,069, rent of $31,368, depreciation and amortization expenses of $28,027, legal fees of $24,539 and travel of $19,949.

Other Expenses

We had other expenses of $231,707 for the three months ended September 30, 2015, compared with other expenses of $204,928 for the three months ended September 30, 2014. This was largely the result of $232,107 in interest expenses for the three months ended September 30, 2015 from $200,944 in the prior period ended September 30, 2014.

We had other expenses of $648,213 for the nine months ended September 30, 2015, compared with other expenses of $556,658 for the nine months ended September 30, 2014. This was largely the result of $650,079 in interest expenses for the nine months ended September 30, 2015 from $551,872 in the prior period ended September 30, 2014.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $481,256 for the three months ended September 30, 2015, as compared with a net loss of $566,080 for the three months ended September 30, 2014. We recorded a net loss of $1,489,814 for the nine months ended September 30, 2015, as compared with a net loss of $1,306,313 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $97,729 and total assets in the amount of $415,773. Our total current liabilities as of September 30, 2015 were $5,373,229. We had a working capital deficit of $5,275,500 as of September 30, 2015.

Operating activities used $612,376 in cash for the nine months ended September 30, 2015. Our net loss of $1,489,814 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $327,478, an increase in accounts payable and accrued liabilities of $321,020 and an increase of accrued interest of $149,788.

Cash flows used by investing activities during the nine months ended September 30, 2015 was $5,726 as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the nine months ended September 30, 2015 amounted to $421,500 and consisted of $431,000 in proceeds from notes payable and $80,000 in proceeds from the sale of common stock, offset by $89,500 in payments on notes payable.

During the year ended December 31, 2013, we entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." As of September 30, 2015 several notes had reached their initial maturity date. All note holders executed agreements extending the note for an additional 12 months upon the same terms.

On May 19, 2014, we approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to June 30, 2015, we entered into forty 9% notes payable to investors and received total proceeds of $1,339,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On July 28, 2015, we entered into a convertible promissory note pursuant to which we borrowed $47,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 30, 2016. The note is convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note.

The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of our outstanding shares of common stock. The holder has the right to waive this term upon 61 days’ notice to us.

During the first 180 days following the date of the note we have the right to prepay the principal and accrued but unpaid interest due under the note, together with any other amounts we may owe the holder under the terms of the note, at a graduating premium ranging from 125% to 150%. After this initial 180 day period, we do not have a right to prepay the note.

There are certain covenants we agreed to, including without limitation, a right of first refusal in favor of the holder, price protection on dilutive issuances, a restriction on stock repurchases, a prohibition on borrowing under certain circumstances and the sale of our assets outside of the ordinary course of business.

All amounts due under the note become immediately due and payable by us upon the occurrence of an event of default, which includes (i) our failure to pay the amounts due at maturity, (ii) our failure to deliver shares of our common stock upon any conversion of the note, (iii) a breach of the covenants, representations or warranties, (iv) the appointment of a trustee, a judgment against us in excess of $50,000 (subject to a cure period), a liquidation of our company or the filing of a bankruptcy petition, (v) failure to remain current in our reporting obligations under the Securities Exchange Act of 1934 or the removal of our common stock from quotation on the OTC markets, (vi) any restatement of our financial statements, or (vii) a reverse stock split without notice to the lender, as well as certain other provisions as set forth in the note.

On October 1, 2015, we entered into a convertible promissory note with Greg McCartney, our director. The $10,800 face value promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of our common stock at a fixed price of $0.02 per share along with an additional warrant to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date.

On October 26, 2015, we entered into a convertible promissory note pursuant to which we borrowed $135,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on October 26, 2017. The note is convertible at any time following the third month anniversary after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average of the Trading Prices for the common stock during the five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.

The note is secured by the accounts receivable of a license agreement we have with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The form of convertible promissory note is attached as an exhibit to the Form 8-K we filed on January 1, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2015, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $27,330,955 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2015, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2015, we issued a total of 272,000 shares of common stock for the conversion of debts totaling $9,600.

On October 1, 2015, we entered into a convertible promissory note with Greg McCartney, our director. The $10,800 face value promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of our common stock at a fixed price of $0.02 per share along with an additional warrant to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
10.1	July 28, 2015 Convertible Promissory Note
10.2	October 1, 2015 Convertible Promissory Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 16, 2015

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

