Form 10-K
period 2015-12-31
SKINVISIBLE INC
filed 2016-04-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $3,431,692

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 117,001,969 common shares as of February 18, 2016

1

PART IV
Item 15.	Exhibits, Financial Statement Schedules	32

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

Our Flagship Product

Pivotal to our success is our patented polymer delivery system technology Invisicare. Invisicare is a patented polymer delivery system that enhances the delivery of active ingredients for topically applied skin care products. Its patented technology has a unique formula and process for combining active ingredients with a delivery system that extends the duration of time the product remains on the skin and active.

Invisicare is specifically formulated to carry water insoluble active and certain cationic active ingredients in water-based products without the use of alcohol, silicones, waxes, or other organic solvents. Products utilizing Invisicare have the proven ability to bond active ingredients to the skin for up to four hours and longer. They are non-occlusive and allow normal skin respiration and perspiration while moisturizing and protecting against exposure from a wide variety of environmental irritants.

When topically applied, these formulated products adhere to the skin's outer layers, forming a protective bond, resisting wash-off, and delivering targeted levels of therapeutic or cosmetic skincare agents to the skin. They allow enhanced delivery performance for a variety of skincare agents resulting in improved efficacy, longer duration of action, reduced irritation and lower dosage of active agent required. The "invisible" polymer compositions wear off as part of the natural exfoliation process of the skin's outer layer cells.

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

We carry on business primarily through our wholly owned subsidiaries: Skinvisible Pharmaceuticals, Inc. and Kintari USA Inc., both Nevada corporations.

Patents

We have fourteen patents granted, including comprehensive patents on Invisicare, the foundation of all of our products; three in the US, and internationally in Canada, Europe (4), China, India, Australia, Hong Kong, Japan and Korea. The Invisicare patents cover manufacturing, composition and use. Additionally, we have been granted three product specific patents in the US for dermal barrier products, sunscreens (photostability of avobenzone) and retinoids (stabilization). There are a number of U.S. and international (PCT) patents pending, with many more patent applications in progress. Some of these patents cover up to five products.

Our value lies in our ability to continually generate new IP on dermatology and medical products formulated with Invisicare. Patent approvals are sought (initially in the U.S. and later internationally) for all products developed. All patents with Invisicare are owned by us.

Trademarks

When developing new products using Invisicare, we file for both patent and trademark protection. We have been granted trademarks in the U.S. and Canada for the following names:

- Skinvisible® w Invisicare® w JUSTCARE® w Work Gluv® w Bare Sunless Tanning® w Kintari® w Skinbrella®

Revenue generation: We receive a combination of five revenue streams including:

  Research and development fees;;
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

The Kintari product portfolio consists of 2 anti-aging products to help fight the signs of aging and a broad spectrum sunscreen along with our newest product: Kintari’s Hand & Body lotion. All products are made with our patented Invisicare technology.

Our anti-aging products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products which we believe cannot be duplicated.

Additionally, we sell a broad spectrum SPF 30 sunscreen known as Skinbrella®. We completed independent testing in early 2014 to validate our broad spectrum sunscreen claims according to the labeling guidelines of the FDA, which are designed to help reduce the incidents of skin cancer in the U.S. Our claims are as follows:

  Claim # 1 – Broad-Spectrum: According to the FDA, in order for a sunscreen to be labeled “broad spectrum” it must prove it protects against both UVA and UVB rays by having an SPF (Sun Protection Factor) of at least 15 and a critical wave length of at least 370 nm. Our sunscreen has surpassed both of these criteria, allowing our broad spectrum sunscreen label to also state “prevents sunburn, skin cancer and aging due to the sun.”

  Claim # 2 – Water-Resistant 80 Minutes: The FDA sunscreen water resistant claim requires that a sunscreen must have the same SPF after being in water or sweating for 40 or 80 minutes. Our testing was conducted at an independent laboratory specializing in sunscreen testing. The test involved human subjects that applied sunscreen to their arm, followed by the immersion of the arm into a Jacuzzi for 80 minutes (10 minutes in / 10 minutes out). Our sunscreen successfully completed this testing and is allowed to use “Water-resistant for 80 Minutes” on its sunscreen label, the longest length of time allowed by the FDA.

  Claim # 3 – Unique Patented Technology / Eight-Hour Photostability: As previously announced, we were granted a patent from the United States Patent and Trademark Office entitled “Sunscreen Composition with Enhanced UVA Absorber Stability and Methods”, which provides protection until November 2029. Skinvisible successfully formulated a unique Invisicare® delivery system specifically for stabilizing avobenzone; the key sunscreen used in the USA. Data submitted to the US patent office proved that our sunscreen provides a minimum of eight hours of photostability.

Our Hand & Body Lotion is formulated with five moisturizers including aloe, shea butter, glycerin, coconut oil and jojoba oil, and to help smooth your skin the powerful antioxidant Vitamin E. These ingredients restore and nourish your skin from head to toe.

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

Sales and Royalties: Skinvisible receives a royalty based on net sales of ProCort. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth in 2016. Women’s Choice is seeking to form other strategic alliances in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon.

Product Updates:

We have additional information on specific products which add value to Skinvisible’s product pipeline.

DermSafe® Hand Sanitizer

Skinvisible’s hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has received registration in Belgium on behalf of Skinvisible. This registration allows Skinvisible to make DermSafe® available in most of Europe through a simple registration process. We are currently seeking licensees and/or distributors to begin the sale of DermSafe in the EU. This registration has recently been granted for a ten year term to expire in 2024. We expect that the product will be sold through Kintari Canada Inc. when it launches in 2016.

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

  Our clinical strategy is to find a partner for our prescription product portfolio. This would allow for a partner to seek FDA approval using the 505b2 pathway for one or more of our products.

  Launch of our DermSafe® hand sanitizer in Canada under Kintari. In 2013, we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. In 2013, we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9.

  We continue to look for avenues to obtain orphan drug status for our Netherton syndrome product. Netherton syndrome is a disease caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure. Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA). We have reformulated our product to better meet the demands of this very debilitating disease and are undergoing preliminary proof-of-concept investigations on Netherton syndrome.

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

Our R&D focus is centered on the following initiatives:

▪	We continue to expand our product development beyond the dermatology market into other areas including women’s health, orphan drugs, pain management and surgical;

▪	To increase the value of our prescription products, with additional testing on our most lucrative prescription products in order to provide independent validation and verification of our product claims. We utilize FDA compliant, independent laboratories with extensive qualifications for carrying out investigative product studies, utilizing protocols incorporating Good Lab Practice and Good Clinical Practice ("GLP/GCP") standards;

▪	We have successfully developed a unique product for Netherton syndrome and are seeking orphan drug status for this product. Additional studies are required in order to receive approval as an orphan drug in the United States and Europe.

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

Government Regulation

Cosmetic and Skin Care Regulation

Depending upon product claims and formulation, skin care products may be regulated as cosmetics, drugs, devices, or combination cosmetics and drugs. We currently only market cosmetic skin care products and are evaluating entry into the pharmaceutical market. The FDA has authority to regulate cosmetics marketed in the United States under the FDCA and the Fair Packaging and Labeling Act (“FPLA”) and implementing regulations. The Federal Trade Commission (the “FTC”) regulates the advertising of cosmetics under the FTCA.

The FDCA prohibits the marketing of adulterated and misbranded cosmetics. Cosmetic ingredients must also comply with the FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising. Cosmetic products and ingredients, with the exception of color additives, are not required to have FDA premarket approval. Manufacturers of cosmetics are also not required to register their establishments, file data on ingredients, or report cosmetic-related injuries to the FDA.

We will be responsible for substantiating the safety and product claims of the cosmetic products and ingredients before marketing. The FDA or FTC may disagree with our characterization of one or more of the skin care products as a cosmetic or the product claims. This could result in a variety of enforcement actions which could require the reformulation or relabeling of our products, the submission of information in support of the product claims or the safety and effectiveness of our products, or more punitive action, all of which could have a material adverse effect on our business. If the FDA determines we have failed to comply with applicable requirements under the FDCA or FPLA, it can impose a variety of enforcement actions from public warning letters, injunctions, consent decrees, and civil penalties to seizure of our products, total or partial shutdown of our production, and criminal prosecutions. If any of these events were to occur, it could materially adversely affect us. If the FTC determines we have failed to substantiate our claims, it can pursue a variety of actions including disgorgement of profits, injunction from further violative conduct, and consent decrees.

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

Domestic State and Local Government Regulation

Some states and local governments in the United States regulate the labeling, operation, sale, and distribution of our skin care products. To the extent additional state or local laws apply, we intend to comply with them.

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. The level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby creating a greater regulatory burden for us. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. As a result it is possible that we may not be permitted to sell our products in foreign markets or expand our business into one or more foreign jurisdictions.

Environmental Laws

We are not subject to any significant or material environmental regulation in the normal operation of our business.

Employees

We currently have four employees, including our sole officer Terry Howlett.

Subsidiaries

We conduct our operations through our wholly-owned subsidiaries, Skinvisible Pharmaceuticals, Inc. and Kintari USA Inc.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. We signed an addendum to our lease on November 9, 2015, which extends the term until February 28, 2017. Rent is $2,858 per month plus all applicable CAM charges.

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

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted under the symbol “SKVI” on the OTCQB operated by OTC Markets Group, Inc.

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

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.042	0.023
September 30, 2015	0.049	0.015
June 30, 2015	0.052	0.025
March 31, 2015	0.06	0.038

Fiscal Year Ending December 31, 2014
Quarter Ended	High $	Low $
December 31, 2014	0.09	0.035
September 30, 2014	0.0524	0.0337
June 30, 2014	0.045	0.0155
March 31, 2014	0.022	0.0135

On April 6 2016, the last sales price per share of our common stock on the OTCQB was $0.02.

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

Holders of Our Common Stock

As of February 18, 2016, we had 117,001,969 shares of our common stock issued and outstanding, held by 184 shareholders of record, other than those held in street name.

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

During the quarter ended December 31, 2015, we issued to consultants a total of 172,000 shares of common stock for services valued at $6,100.

On February 10, 2016, we issued to employees five year options to purchase a total of 4,150,000 shares of our common stock at an exercise price of $0.02 per share.

On January 4, 2016, we issued to a consultant 150,000 shares of common stock for services valued at $4,500.

From January 27, 2016 to February 1, 2016, we issued 1,350,000 shares of our common stock to settle $27,500 in outstanding debt.

On November 30, 2015, we issued 1,250,000 shares of common stock and a five year warrant to purchase 625,000 shares of common stock with an exercise price of $0.04 per share to settle $25,000 in outstanding debt.

We granted Terry Howlett the right to convert his accrued compensation of $177,213 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 4,430,325 shares of common shares at a strike price of $0.02 per share.

We granted Doreen McMorran the right to convert her accrued compensation of $131,266 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 3,281,650 shares of common shares at a strike price of $0.02 per share.

We granted James Roszell the right to convert his accrued compensation of $20,807 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. Roszell to purchase an aggregate amount of 520,195 shares of common shares at a strike price of $0.02 per share.

We granted Greg McCartney the right to convert his accrued director compensation of $14,400 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. McCartney to purchase an aggregate amount of 360,000 shares of common shares at strike prices of $0.02 and $0.03 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2015.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2015

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,450,000	$0.05	1,550,000
Equity compensation plans not approved by security holders	2,969,750	$0.05	—
Total	12,419,750	$0.05	1,550,000

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

Results of Operations for the Years Ended December 31, 2015 and 2013

Revenues

Our total revenue from product sales, royalties on patent licenses and license fees for the year ended December 31, 2015 was $174,635, an increase from $54,923 for the year ended December 31, 2014.

The increase in revenue for the year ended December 31, 2015 was mainly due to an increase in product sales. With the launch of Kintari USA Inc., we expect increased revenue from our line of anti-aging products and select over-the-counter products.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2015 increased to $56,898 from the prior year when cost of revenues was $26,485. Our cost of revenues increased for the year ended December 31, 2015 over the prior year period as a result of increased product sales. We expect this trend to continue with sales from Kintari USA Inc.

Gross Profit

Gross profit for the year ended December 31, 2015 was $117,737, or approximately 67% of sales. Gross profit for the year ended December 31, 2014 was $28,438, or approximately 51% of sales. We expect this trend to continue into 2016.

Operating Expenses

Operating expenses increased to $1,198,284 for the year ended December 31, 2015 from $1,194,673 for the year ended December 31, 2014. Our operating expenses for the year ended December 31, 2015 consisted mainly of accrued salaries and wages of $328,931, salaries and wages of $185,911, commissions of $133,215, consulting fees of $131,301, travel of $73,745, depreciation and amortization expenses of $58,008, rent of $43,478 and accounting and audit expenses of $35,092. In comparison, our operating expenses for the year ended December 31, 2014 consisted mainly of salaries and wages of $214,223, accrued salaries and wages of $224,336, consulting fees of $167,685, commissions of $94,690, research and development of $56,517, legal fees of $44,205, rent of $41,868, depreciation and amortization expenses of $40,421, accounting and audit expenses of $37,069, payroll tax expenses of $32,418, travel expenses of $26,618, office expenses of $18,548, medical expenses of $18,516, dues and subscriptions of $16,780, director fees of $14,400 and meals and entertainment of $13,767.

Other Expenses

We had other expenses of $909,664 for the year ended December 31, 2015, compared with other expenses of $760,098 for the year ended December 31, 2014. This was largely the result of $915,214 we paid in interest expenses for the year ended December 31, 2015 from $755,488 in the prior period ended December 31, 2014.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

Net loss for the year ended December 31, 2015 was $1,990,211 compared to net loss of $1,926,333 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $97,117 and total assets in the amount of $400,530. Our total current liabilities as of December 31, 2015 were $5,626,625. We had a working capital deficit of $5,529,508 as of December 31, 2015.

Operating activities used $852,735 in cash for the year ended December 31, 2015, as compared with $1,167,723 for the year ended December 31, 2014. Our net loss of $1,990,211 was the main component of our negative operating cash flow, offset mainly by an increase in accounts payable and accrued liabilities of $470,070, an amortization of debt discount of 412,006, and an increase in accrued interest of $191,136.

Cash flows used by investing activities during the year ended December 31, 2015 was $5,726, as compared with $71,173 for the year ended December 31, 2014, both as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended December 31, 2015 amounted to $661,859 and mainly consisted of $436,000 in proceeds on notes payable, $232,500 in proceeds from convertible debt and $80,000 in proceeds from the sale of our common stock, offset by $94,500 in payments on notes payable.

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

On May 19, 2014, we approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to December 31, 2015, we entered into forty 9% notes payable to investors and received total proceeds of $1,346,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

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

On October 8, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 5, 2016. The note is convertible into 1,250,000 shares of our common stock at a price of $0.02 per share and 625,000 warrants exercisable at $0.04 per share.

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

On December 17, 2015, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 17, 2016. The note is convertible into 1,250,000 shares of our common stock at a price of $0.02 per share and 625,000 warrants exercisable at $0.04 per share.

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

Off Balance Sheet Arrangements

As of December 31, 2015, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $27,831,352 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014
F-3	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
F-3	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2015 and 2014
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
F-6	Notes to Consolidated Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

We have audited the accompanying balance sheets of Skinvisible, Inc. as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital at December 31, 2015, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs

Las Vegas, Nevada

April 7, 2016

F-1

 SKINVISIBLE , INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash	$—	$196,602
Accounts receivable	5,000	9,457
Inventory	90,972	83,155
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	97,117	290,359

Fixed assets, net of accumulated depreciation of $325,855 and $324,275, respectively	1,695	3,275
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $344,451
and $288,203, respectively	301,718	352,420

Total assets	$400,530	$646,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$529,245	$420,762
Bank overdraft	1,340	—
Accrued interest payable	539,247	348,111
Loans from related party	9,769	1,910
Loans payable	1,845,500	—
Convertible notes payable, net of unamortized debt discount of $141,510
and $26,822, respectively	1,205,576	1,112,764
Convertible notes payable related party, net of unamortized discount of $895,079
and $874,163, respectively	1,495,948	1,173,178
Total current liabilities	5,626,625	3,056,725

Loans payable	436,000	1,940,000

Total liabilities	6,062,625	4,996,725

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized;
115,701,969 and 111,813,969 shares issued and outstanding at December 31, 2015
and December 31, 2014, respectively	115,702	111,814
Additional paid-in capital	22,053,555	21,378,656
Accumulated deficit	(27,831,352)	(25,841,141)
Total stockholders' deficit	(5,662,095)	(4,350,671)

Total liabilities and stockholders' deficit	$400,530	$646,054

 See Accompanying Notes to Consolidated Financial Statements

 SKINVISIBLE , INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	Year Ending
	December 31, 2015	December 31, 2014

Revenues	$174,635	$54,923

Cost of revenues	56,898	26,485

Gross profit	117,737	28,438

Operating expenses
Depreciation and amortization	58,008	40,421
Selling general and administrative	1,140,276	1,154,252
Total Operating Expenses	1,198,284	1,194,673

Loss from operations	(1,080,547	(1,166,235)

Other income and (expense)
Other income	26	303
Interest expense	(915,214	(755,488)
Gain on extinguishment of debt	5,524	(4,913)
Total Operating Expense	(909,664)	(760,098)

Net loss	$(1,990,211	$(1,926,333)

Basic loss per common share	$(0.02	$(0.02)

Basic weighted average common
shares outstanding	113,959,311	111,399,613

 See Accompanying Notes to Consolidated Financial Statements

 SKINVISIBLE , INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	Year Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net loss	$(1,990,211)	$(1,926,333)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	58,008	40,421
Stock-based compensation	13,800	54,540
Amortization of debt discount	412,006	340,972
Gain (Loss) on extinguishment of debt	(5,524)	4,913
Bank overdraft	1,340	—
Changes in operating assets and liabilities:
Increase in inventory	(7,817)	(60,718)
Decrease (increase) in accounts receivable	4,457	2,134
Increase (decrease) in prepaid assets	—	515
Increase in accounts payable and accrued liabilities	470,070	192,919
Increase in accrued interest	191,136	182,914
Net cash used in operating activities	(852,735)	(1,167,723)

Cash flows from investing activities:
Purchase of fixed and intangible assets	(5,726)	(71,173)
Net cash used in investing activities	(5,726)	(71,173)

Cash flows from financing activities:
Proceeds from sale of common stock	80,000	—
Proceeds from related party loans, net of payments	7,859	78
Payments on notes payable	(94,500)	—
Proceeds from notes payable	436,000	940,000
Proceeds from convertible debt	232,500	(18,000)
Net cash provided by (used in) financing activities	661,859	922,078

Net change in cash	(196,602)	(316,818)

Cash, beginning of period	196,602	513,420

Cash, end of period	$—	$196,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$232,956	$206,383
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$343,687	$223,979
Beneficial conversion feature	$547,611	$225,885
Common stock issued on extinguishment of debts	$25,000	$32,713

 See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance, December 31, 2013 (audited)	110,909,969	110,910	21,066,512	(23,914,808)	$(2,737,386)

Issuance of stock for conversion of debts	904,000	904	31,809	—	32,713

Issuance of warrants and options for services	—	—	54,450	—	54,450

Financing costs related to convertible notes payable	—	—	225,885	—	225,885

Net loss	—	—	—	(1,926,333)	(1,926,333)

Balance, December 31, 2014 (audited)	111,813,969	111,814	21,378,656	(25,841,141)	(4,350,671)

Issuance of stock for cash	2,000,000	2,000	78,000		80,000

Issuance of stock for conversion of debts	1,250,000	1,250	23,750		25,000

Issuance of stock for conversion of accounts payable	388,000	388	11,988		12,376

Issuance of stock, warrants and options for services	250,000	250	13,550		13,800

Financing costs related to convertible notes payable			547,611		547,611

Net loss	—		—	(1,990,211)	(1,990,211)

Balance, December 31, 2015 (audited)	115,701,969	115,702	22,053,555	(27,831,352)	(5,662,095)

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

On September 9, 2014, the Company formed Kinatri USA Inc., a wholly-owned subsidiary, to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. As part of our strategic focus on revenue generation and creating shareholder value, Kintari USA Inc. products will be sold via network marketing.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $27,831,352 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $0 and $196,602 in cash and cash equivalents as of December 31, 2015 and December 31, 2014, respectively.

Fair Value of Financial Instruments

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2015, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Inventory – Substantially all inventory consists of finished goods and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

Stock-based compensation – The Company follows the guidelines in FASB Codification Topic ASC 718-10 “Compensation-Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

Stock based compensation expense recognized under ASC 718-10 for the year ended December 31, 2015 and December 31, 2014 totaled $13,800 and $54,450, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(325,855)	(324,275)
Fixed assets, net of accumulated depreciation	$1,695	$3,275

Depreciation expense for the years ended December 31, 2015 and 2014 was $1,580 and $1.462, respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

3. INVENTORY

Inventory consist of the following as of December 31, 2015 and December 31, 2014

	December 31, 2015	December 31, 2014
Shipping and Packing materials	$11,651	$14,758
Marketing Supplies	19,346	—
Finished Goods	19,082	51,756
Raw Materials	40,893	16,641
Total	$90,972	$83,155

4.  INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2015, patents and trademarks total $646,169, net of $344,451 of accumulated amortization. Amortization expense for the years ended December 31, 2015 and 2014 was $56,428 and $38,959  respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2015.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the year ended December 31, 2015.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	9,750,000	$0.05

Options granted and assumed	200,000	0.05
Options expired	1,500,000	0.06
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2015	8.450.000	$0.05

As of December 31, 2015, 8,450,000 stock options are exercisable.

On March 31, 2015, the Company granted stock options for 200,000 shares of its common stock with a strike price of $0.05. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $8,800 using the Black-Scholes option pricing model based upon the following assumptions: term of 5 years,  risk free interest rate of 1.37%, a dividend yield of 0% and volatility rates of 483%.   The Company recorded an expense of $8,800 for the year ended December 31, 2015.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2015.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2014	2,541,030	$0.05

Warrants granted and assumed	1,625,000	0.06
Warrants expired	1,196,280	0.05
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2015	2,969,750	$0.06

All warrants outstanding as of December 31, 2015 are exercisable.

6. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods”. During year ending December 31, 2015 the Company made principal payments of $94,500.

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods". As of December 31, 2015, $935,500  in notes have reached their initial maturity date, note holders of $770,400   in debt executed agreements extending their notes for an additional 12 months upon the same terms.

During the three months ended June 30, 2015, the Company entered into eight additional 9% notes payable to investors and received total proceeds of $208,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

During the three months ended September 30, 2015, the Company entered into five additional 9% notes payable to investors and received total proceeds of $131,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

As of December 31, 2015, $1,845,500  of the Notes were due in less than 12 months and have been classified as Current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the year ended 2013, various officers advanced funds to support the daily operations of the company. As of December 31, 2015, $9,769 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	December 31,	December 31,
	2015	2014
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	28,476	28,476
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $26,822 during the year ended December 31, 2015. The original issue discount feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	—	(26,822)
Total, net of unamortized discount	1,111,110	1,084,288

On July 28, 2015, the Company entered into a convertible promissory note pursuant to which it borrowed $47,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 30, 2016. The note is convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of the Company’s outstanding shares of common stock.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on July 28, 2015 to be $44,634. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $25,137  during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method

	47,500	—
Unamortized debt discount	(19,497)	—
Total, net of unamortized discount	28,003	—
On October 8, 2015, the Company entered into a convertible promissory note pursuant to which it borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on March 5, 2016. The note is convertible into 1,250,000 shares of the Company’s common stock at a price of $0.02 per share and 625,000 warrants exercisable at $0.04 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on October 8, 2015 to be $16,648. The note was converted on November 30, 2015. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,648 for the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method
	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	—	—

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,625  during the year ended December 31, 2015. The original issue discount feature is valued under the intrinsic value method.

	135,000	—
Unamortized debt discount	(106,908)	—
Total, net of unamortized discount	28,092	—
On December 17, 2015, the Company entered into a convertible promissory note pursuant to which it borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on May 17, 2016. The note is convertible into 1,250,000 shares of the Company’s common stock at a price of $0.02 per share and 625,000 warrants exercisable at $0.04 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 17, 2015 to be $16,648. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,544 for the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method
	25,000	—
Unamortized debt discount	(15,104)	—
Total, net of unamortized discount	9,896	—
	$1,205,576	$1,112,764

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

10. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	December 31,	December 31,
	2015	2014
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $166,514 during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(166,969)	(333,483)
On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $41,576 during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(62,310)	(103,886)
On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $36,396 during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(72,881)	(109,277)
On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,146 during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(35,345)	(49,491)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,971 during year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(56,966)	(75,937)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $23,613 during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(82,610)	(106,223)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,089 during year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(30,338)	(38,427)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,481 during the year ending December 31, 2015. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(45,957)	(57,438)
On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.
	343,687
Unamortized debt discount	(341,703)

	$1,495,948	$1,173 ,178

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

11. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 115,701,969 and 111,813,969 issued and outstanding shares of common stock as of December 31, 2015 and December 31, 2014, respectively.

On January 26, 2015, the Company received $50,000 pursuant to a private placement agreement with an investor to purchase 1,250,000 shares of the Company’s $0.001 par value common stock and warrants to purchase 625,000 shares of the Company’s common stock. The warrants allow the holder to purchase shares of the Company's common stock at $0.07 on or before January 21, 2016.

On January 27, 2015, the Company received $30,000 pursuant to a private placement agreement with an investor to purchase 750,000 shares of the Company’s $0.001 par value common stock and warrants to purchase 375,000 shares of the Company’s common stock. The warrants allow the holder to purchase shares of the Company's common stock at $0.07 on or before January 21, 2016.

On April 1, 2015, 72,000 shares of the Company’s common stock were issued to settle $3,600 of accrued expenses due to a director of the Company.

On June 30, 2015, 72,000 shares of the Company’s common stock were issued to settle $3,600 of accrued expenses due to a director of the Company. A gain of $1,440 was recognized as a result of this settlement.

On August 24, 2015, the Company settled $6,000 of debt due to two parties in exchange for 200,000 shares of the Company’s common stock. A gain of $400 was recognized as a result of this settlement.

On October 1, 2015, 72,000 shares of the Company’s common stock were issued to settle $3,600 of accrued expenses due to a director of the Company. A gain of $1,944 was recognized as a result of this settlement.

On November 30, 2015, the Company issued 1,250,000 shares of the Company’s common stock and warrants to purchase 625,000 shares of the Company’s common stock to a note holder to settle $25,000 in notes payable. See Note 8 for additional details.

On December 20, 2015, the Company settled $2,500 of debt due to a consultant in exchange for 100,000 shares of the Company’s common stock. A gain of $500 was recognized as a result of this settlement.

On December 30, 2015, 72,000 shares of the Company’s common stock were issued to settle $3,600 of accrued expenses due to a director of the Company. A gain of $1,440 was recognized as a result of this settlement.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

12. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2015, are as follows:

2016 34,301

2017 5,718

Rental expense, resulting from operating lease agreements, approximated $43,478 and $41,868 for the years ended December 31, 2015 and 2014, respectively.

13.    SUBSEQUENT EVENTS

On February 10, 2016, the Company issued to employees five year options to purchase a total of 4,150,000  shares of its common stock at an exercise price of $0.02 per share.

From January 27, 2016 to February 1, 2016, the Company issued 1,350,000 shares of its common stock to settle $27,500 in outstanding debt.

On January 4, 2016, the Company settled $4,500 of debt due to a consultant in exchange for 150,000 shares of the Company’s common stock.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304 of Regulation S-K during the fiscal year ending December 31, 2015.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2015.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	68	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	64	Director

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

For the fiscal year ending December 31, 2015, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2015 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2015:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	1	2	0
Greg McCartney Director	0	2	0
Lutz Family Trust	0	0	0
Doreen McMorran	1	2	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2014 2015	180,000 180,000	9,941 2,392	—	—	—	—	—	189,941(2) 182,392(1)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2015 was $20,179.

(2) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2014 was $71,584.

Narrative Disclosure to the Summary Compensation Table

On January 29, 2009, we entered into an employment agreement with our sole executive officer, Terry Howlett. The agreement is effective retroactively to January 1, 2009, and term of the agreement is until December 31, 2014, and may be renewed for an additional 36 months unless terminated. Under the agreement, Mr. Howlett earns a cash stipend of $13,333.33 per month ($160,000 per year). Effective January 1, 2010, his cash stipend increased to $15,000 per month ($180,000 per year). He will also receive bonuses based on a percentage of license fees, royalty fees, and financings; paid vacation or the election to receive vacation benefits in payment; and reimbursements of expenses, including automobile and limited living expenses. In addition, the agreement provides for Mr. Howlett to be awarded stock options at the discretion of the board of directors.

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

On December 31, 2014, we issued a convertible promissory note to Terry Howlett to convert debt of $77,514 as of December 31, 2014 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 1,937,873 shares of common shares at a strike price of $0.03 per share.

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

On December 31, 2014, we issued a convertible promissory note to Terry Howlett to convert debt of $34,092 as of December 31, 2015 into our common stock at $0.04 per share at any time until December 31, 2019. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 426,154 shares of common shares at a strike price of $0.05 per share.

We granted Terry Howlett the right to convert his accrued compensation of $177,213 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 4,430,325 shares of common shares at a strike price of $0.02 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2015.

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

(5) On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years

(6) On October 17, 2014, our Board of Directors approved to extend the expiration date 5 years

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2015.

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

We granted Greg McCartney the right to convert his accrued director compensation of $14,400 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. McCartney to purchase an aggregate amount of 360,000 shares of common shares at strike prices of $0.02 and $0.03 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 18, 2016, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	66,970,450 shares	38%
Common	Greg McCartney(5)	3,478,500 shares	3%
Total of All Directors and Executive Officers:		70,448,950 shares	39%

More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		10,998,300 shares	9%
Doreen McMorran(7)		63,515,798 shares	36%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 117,001,969 shares of common stock issued and outstanding on February 18, 2016.

(4)	Includes 7,723,248 shares held in his name as indicated on our shareholder list, 35,298,135 shares of common stock that may be converted under the principal balance and accrued interest under debt conversion agreements with conversion prices ranging from $0.02 to $0.04 per share, warrants that may be exercised upon the above conversions to purchase one shares for every two shares acquired in the conversions amounting to 17,649,067 shares at prices ranging from $0.02 to $0.06 per share, options that may be exercised immediately to purchase 2,600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.08 per share, options that may be exercised immediately to purchase 1,000,000 shares at a price of $0.06 per share and options that may be exercised immediately to purchase 1,700,000 shares at a price of $0.02 per share.

(5)	Includes 998,500 shares held in his name as indicated on our shareholder list, 720,000 shares of common stock that may be converted under the principal balance and accrued interest of debt conversion agreements with conversion prices at $0.02 per share, warrants that may be exercised upon the above conversions to purchase one shares for every two shares acquired in the conversions amounting to 360,000 shares at prices ranging from $0.02 to $0.03 per share, options that may be exercised immediately to purchase 700,000 shares at a price of $0.04 per share and options that may be exercised immediately to purchase 250,000 shares at a price of $0.05 per share and options that may be exercised immediately to purchase 450,000 shares at a price of $0.02 per share.

(6)	As stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on January 25, 2010.

(7)	Includes 1,800,000 shares held in her name as indicated on our shareholder list, 39,477,199 shares of common stock that may be converted under the principal balance and accrued interest of debt conversion agreements with conversion prices ranging from $0.02 to $0.04 per share, warrants that may be exercised upon the above conversions to purchase one shares for every two shares acquired in the conversions amounting to 19,738,599 shares at prices ranging from $0.02 to $0.06 per share, options that may be exercised immediately to purchase 600,000 shares at a price of $0.04 per share, options that may be exercised immediately to purchase 500,000 shares at a price of $0.05 per share and options that may be exercised immediately to purchase 1,400,000 shares at a price of $0.02 per share.

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

On December 31, 2014, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $60,725 as of December 31, 2014 into our common stock at $0.02 per share at any time until December 31, 2018. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 1,518,125 shares of common shares at a strike price of $0.03 per share.

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

On December 31, 2015, we issued and convertible promissory note to Doreen McMorran to convert her accrued compensation of $31,203 as of December 31, 2015 into our common stock at $0.04 per share at any time until December 31, 2019. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 390,043 shares of common shares at a strike price of $0.05 per share.

We granted Doreen McMorran the right to convert her accrued compensation of $131,266 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 3,281,650 shares of common shares at a strike price of $0.02 per share.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2014	$25,000	$0	$0	$0
2015	$26,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
10.1	Promissory Note, dated December 17, 2015
10.2	Promissory Note, dated October 8, 2015
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

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
April 14, 2016

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
April 8, 2016

By:	/s / Greg McCartney
Greg McCartney
Director
April 8, 2016

