Form 10-Q
period 2016-03-31
SKINVISIBLE INC
filed 2016-05-23
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,001,969 common shares as of May 20, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2016 and 2015 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE , INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$—	$—
Accounts receivable	6,375	5,000
Inventory	87,970	90,972
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	95,490	97,117

Fixed assets, net of accumulated depreciation of $326,250 and $325,855, respectively	1,300	1,695
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $358,533 and $344,451, respectively	287,636	301,718

Total assets	$384,426	$400,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$705,966	$529,245
Bank overdraft	8,360	1,340
Accrued interest payable	590,312	539,247
Loans from related party	18,769	9,769
Loans payable	1,968,500	1,845,500
Convertible notes payable, net of unamortized debt discount of 153,027 and $141,510, respectively	1,229,559	1,205,576
Convertible notes payable related party, net of unamortized discount of 798,083 and $895,079, respectively	1,604,923	1,495,948
Total current liabilities	6,126,389	5,626,625

Loans payable	346,000	436,000

Total liabilities	6,472,389	6,062,625

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 117,073,969 and 115,701,969 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	117,074	115,702
Additional paid-in capital	22,255,668	22,053,555
Accumulated deficit	(28,460,705)	(27,831,352)
Total stockholders' deficit	(6,087,963)	(5,662,095)

Total liabilities and stockholders' deficit	$384,426	$400,530

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE , INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	March 31, 2016	March 31, 2015

Revenues	$28,337	$73,375

Cost of revenues	4,627	4,953

Gross profit	23,710	68,422

Operating expenses
Depreciation and amortization	14,477	14,269
Selling general and administrative	323,310	352,225
Total operating expenses	337,787	366,494

Loss from operations	(314,077)	(298,072)

Other income and (expense)
Other income	—	26
Interest expense	(317,868)	(205,665)
Gain on extinguishment of debt	2,592	—
Total other expense	(315,276)	(205,639)

Net loss	$(629,353)	$(503,711)

Basic loss per common share	$(0.01)	$(0.00)

Basic weighted average common shares outstanding	116,200,121	111,399,613

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE , INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$(629,353)	$(503,711)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,477	14,269
Stock-based compensation	133,445	8,800
Amortization of debt discount	162,890	88,039
Gain on extinguishment of debt	(2,592)	—
Bank overdraft	7,020	—
Changes in operating assets and liabilities:
Increase (decrease) in inventory	3,002	(43,191)
Decrease (increase) in accounts receivable	(1,375)	3,759
Increase in accounts payable and accrued liabilities	183,921	71,571
Increase in accrued interest	51,065	51,184
Net cash used in operating activities	(77,500)	(309,280)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	(5,726)
Net cash used in investing activities	—	(5,726)

Cash flows from financing activities:
Proceeds from sale of common stock	—	80,000
Proceeds from related party loans, net of payments	9,000	—
Payments on notes payable	(24,000)	—
Proceeds from notes payable	57,000	60,000
Proceeds from convertible debt	83,000
Payments on convertible debt	(47,500)	—
Net cash provided by (used in) financing activities	77,500	140,000

Net change in cash	—	(175,006)

Cash, beginning of period	—	196,602

Cash, end of period	$—	$21,596

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,589	$66,441
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$3,600	$—
Beneficial conversion feature	$69,032	$—
Common stock issued on extinguishment of debts	$1,008	$—

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $28,460,705 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $0 and $0 in cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2016 and 2015 totaled $133,445 and $8,800, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(326,250)	(325,855)
Fixed assets, net of accumulated depreciation	$1,300	$1,695

Depreciation expense for the three months ended March 31, 2016 and 2015 was $395 and $395, respectively.

3. INVENTORY

Inventory consist of the following as of March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
Shipping and Packing materials	$11,596	$11,651
Marketing Supplies	18,433	19,346
Finished Goods	21,946	19,082
Raw Materials	35,995	40,893
Total	$87,970	$90,972

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2016, patents and trademarks total $646,169, net of $358,533 of accumulated amortization. Amortization expense for the three months ended March 31, 2016 and 2015 was $14,082 and $13,874 respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2016.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	8,450,000	$0.05

Options granted and assumed	4,150,000	$0.02
Options expired	1,350,000	$0.04
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2016	11,250,000	$0.03

As of March 31, 2016, all stock options outstanding are exercisable.

On February 10, 2016, the Company granted stock options for 4,150,000 options to purchase shares of its common stock to its officers and directors. The options have a strike price of $0.02. The stock options were exercisable upon grant and have a life of 3 years. The stock options were valued at $99,167 using the Black-Scholes option pricing model.   The Company recorded an expense of $99,197 for the three months ended March 31, 2016.

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	2,969,750	$0.06

Warrants granted and assumed	—	—
Warrants expired	683,750	0.06
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2016	2,286,000	$0.05

All warrants outstanding as of March 31, 2016 are exercisable.

6. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013 the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods”. During quarter ending March 31, 2016 the Company made principal payments of $nil.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods". As of March 31, 2016, $935,500 in notes have reached their initial maturity date, note holders of $770,400 in debt executed agreements extending their notes for an additional 12 months upon the same terms. The extended notes will mature between May 30, 2016 and October 6, 2016.

During the period from April 1, 2015 and September 30, 2015 the Company entered into thirteen additional 9% notes payable to investors and received total proceeds of $326,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The notes was due on April 30, 2016. The maturity has been extended to May 30, 2016.

As of March 31, 2016, $1,968,500 of the Notes were due in less than 12 months and have been classified as current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the quarter ended 2016, an officer advanced $9,000 to support the daily operations of the company. The advance is due on demand and bear no interest.

As of March 31, 2016, $18,769 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31,	December 31,
	2016	2015
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	28,476	28,476
$1,000,000 face value 9% unsecured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense. The original issue discount feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	—	—
Total, net of unamortized discount	1,111,110	1,111,110

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on July 28, 2015 to be $44,634. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,497 during the quarter ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

During the quarter ending March 31, 2016, the Company paid $72,458 to the note holder to settle the note in full. The payment included interest and prepayment penalties of $24,958.
	—	47,500
Unamortized debt discount	—	(19,497)
Total, net of unamortized discount	—	28,003

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,651 during the quarter ended March 31, 2016. The original issue discount feature is valued under the intrinsic value method.
	135,000	135,000
Unamortized debt discount	(92,257)	(106,908)
Total, net of unamortized discount	42,743	28,092

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 17, 2015 to be $16,648. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,033 for the quarter ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method
	25,000	25,000
Unamortized debt discount	(5,071)	(15,104)
Total, net of unamortized discount	19,929	9,896

On February 1, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $25,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on July 25, 2016. The note is convertible into 1,250,000 shares of the Company’s common stock at a price of $0.02 per share and 625,000 warrants exercisable at $0.02 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $21,819. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,356 for the quarter ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method
	25,000	—
Unamortized debt discount	(14,463)	—
Total, net of unamortized discount	10,537	—

On February 1, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $38,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on February 15, 2017. The note is convertible into 1,900,000 shares of the Company’s common stock at a price of $0.02 per share and 950,000 warrants exercisable at $0.02 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,149 for the quarter ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method
	38,000	—
Unamortized debt discount	(28,015)	—
Total, net of unamortized discount	9,985	—

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $828 during the quarter ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method
	20,000	—
Unamortized debt discount	(13,221)	—
Total, net of unamortized discount	6,779	—

	$1,229,559	$1,205,576

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	March 31,	December 31,
	2016	2015
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $41,514 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(125,455)	(166,969)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,367 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(51,943)	(62,310)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,075 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(63,806)	(72,881)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,527 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(31,818)	(35,345)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,729 during three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(52,237)	(56,966)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,887 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(76,723)	(82,610)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,016 during three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(28,322)	(30,338)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,862 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(43,095)	(45,957)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,580 during the three months ending March 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.
	343,687	343,687
Unamortized debt discount	(316,305)	(341,703)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $nil under the intrinsic value method.
	3,600	—
Unamortized debt discount	—	—

	$1,604,923	$1,495,948

F-10

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 117,073,969 and 115,701,969 issued and outstanding shares of common stock as of March 31, 2016 and December 31, 2015, respectively.

On March 30, 2016, 72,000 shares of the Company’s common stock were issued to settle $3,600 of accrued expenses due to a director of the Company. A gain of $2.592 was recognized as a result of this settlement.

On January 27, 2016, the Company entered into a promissory note and pursuant to its terms the Company issued the holder 100,000 shares of its common stock valued at $0.02 per share. The shares were fair valued at $2,000 or $0.02 per   share.

On January 27, 2016, the Company entered into a promissory note and pursuant to its terms the Company issued the holder 200,000 shares of its common stock valued at $0.02 per share. The shares were fair valued at $4,980 or $0.0249 per share.

On February 1, 2016, the Company entered into a promissory note and pursuant to its terms the Company issued the holder 400,000 shares of its common stock valued at $0.02 per share. The shares were fair valued at $9,960 or $0.0249 per share.

On February 1, 2016, the Company entered into a promissory note and pursuant to its terms the Company issued the holder 250,000 shares of its common stock valued at $0.02 per share.    The shares were fair valued at $6,225 or $0.0249 per share.

On February 2, 2016, the Company issued of 400,000 shares of the Company’s common stock to five consultants for services related to the Company’s financing. The shares were fair valued at $9,960 or $0.0249 per share.

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2016, are as follows:

2016	25,726
2017	5,718

Rental expense, resulting from operating lease agreements, approximated $10,786 and $11,306 for the three months ended March 31, 2016 and 2015, respectively.

12.    SUBSEQUENT EVENTS

On April 1, 2016, the Company licensed to Kintari Int. Inc. the following: the exclusive rights to its existing line of cosmeceutical products; the exclusive rights to any future cosmeceutical products developed by the Company; the right-of-first-refusal on its existing OTC products; and the right-of-first-refusal to any future OTC products developed by the Company. In exchange, the Company acquired 6,000,000 shares of Kintari Int. Inc.’s common stock. Kintari Int. Inc. is the Company’s wholly owned subsidiary. The material terms of the license with Skinvisible are as follows:

▪	Kintari acquired the right to appoint sub-licensees provided that Skinvisible approves in advance.
▪	If Skinvisible desires to sell an OTC product, it must first notify Kintari. If Kintari desires to exercise the right-of-first-refusal on that OTC product, Kintari must launch the product within 6 months or lose it to Skinvisible.
▪	Kintari agreed to purchase the existing product inventory, raw ingredients, packaging materials plus all Kintari marketing materials for a total of $87,720.14. Kintari has not yet paid this amount and the parties are waiting for fundraising in connection with an offering to do so.
▪	Skinvisible agreed to sell its polymers to Kintari and Kintari will manufacture the products using those polymers.
▪	Kintari may use any of Skinvisible’s existing trademarks.
▪	Kintari agreed to pay to Skinvisible an on-going royalty of 5% on revenue generated from the products.
▪	Kintari agreed to pay to Skinvisible a minimum annual royalty equal to $50,000 for the first year after launch, $100,000 for the second year after launch and $150,000 for the third year after launch and each subsequent year for the term of the agreement.
▪	Kintari agreed to pay to Skinvisible a royalty of 25% of any non-royalty payments received by Kintari from sub-licensees, including fees received in consideration for sublicensing the products.
▪	The agreement may be terminated by, among other things, a mutual consent of the parties or a breach and failure to cure by one of the parties.

▪	Skinvisible agrees to keep in an escrow account all polymer formulas to all existing and future products developed to date for both cosmeceutical and OTC products.
▪	Skinvisible agrees to give Kintari the product formulas to all the existing products developed to date for both cosmeceutical and OTC products and provide all future formulations as products are developed or licensed.

Kintari Int. Inc. commenced business in April 2016 in the U.S. and expects to begin operations in Canada in September 2016. Kintari Int. Inc. is the parent company to Kintari USA Inc. and Kintai Canana Inc. These companies will be used as operating entities to market and sell the products. Kintari Int. Inc. will need to raise capital of at least $2 million to assist with its development and payments to the Company. Kintari Int. Inc. plans to seek a TSX Venture Exchange listing upon completion of this financing.

F-11

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

On September 9, 2014, we formed Kinatri USA Inc., a new wholly-owned subsidiary of Kintari International Inc., wholly-owned subsidiary of Skinvisible Inc., to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. We launched Kintari USA Inc. on January 15, 2015. As part of our strategic focus on revenue generation and creating shareholder value, our products will be sold via network marketing. We expect that products will be sold in the US and in Canada in September, 2016. In addition, we expect to start selling DermSafe in June, 2016 in Canada through our Kintari Canadian website for retail customers only.. We expect to have more information on this initiative in the coming months.

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

Additionally, we sell a broad spectrum SPF 30 sunscreen known as Skinbrella®. We completed independent testing in early 2014 to validate our broad spectrum sunscreen claims according to the labeling guidelines of the FDA, which are designed to help reduce the incidents of skin cancer in the U.S. Our claims are as follows:

▪	Claim # 1 – Broad-Spectrum: According to the FDA, in order for a sunscreen to be labeled “broad spectrum” it must prove it protects against both UVA and UVB rays by having an SPF (Sun Protection Factor) of at least 15 and a critical wave length of at least 370 nm. Our sunscreen has surpassed both of these criteria, allowing our broad spectrum sunscreen label to also state “prevents sunburn, skin cancer and aging due to the sun.”

▪	Claim # 2 – Water-Resistant 80 Minutes: The FDA sunscreen water resistant claim requires that a sunscreen must have the same SPF after being in water or sweating for 40 or 80 minutes. Our testing was conducted at an independent laboratory specializing in sunscreen testing. The test involved human subjects that applied sunscreen to their arm, followed by the immersion of the arm into a Jacuzzi for 80 minutes (10 minutes in / 10 minutes out). Our sunscreen successfully completed this testing and is allowed to use “Water-resistant for 80 Minutes” on its sunscreen label, the longest length of time allowed by the FDA.

▪	Claim # 3 – Unique Patented Technology / Eight-Hour Photostability: As previously announced, we were granted a patent from the United States Patent and Trademark Office entitled “Sunscreen Composition with Enhanced UVA Absorber Stability and Methods”, which provides protection until November 2029. Skinvisible successfully formulated a unique Invisicare® delivery system specifically for stabilizing avobenzone; the key sunscreen used in the USA. Data submitted to the US patent office proved that our sunscreen provides a minimum of eight hours of photostability.

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

3.	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

We have a pipeline of over forty products which are available for licensing. Testing is conducted in-house generating proof of concept including release of the active ingredient as well as long term shelf life (stability). Additional studies conducted on specific products including skin sensitivity, toxicity and product efficacy are outsourced to FDA compliant laboratories. These studies are critical in attracting potential licensees. Our clinical strategy is to:

▪	Our clinical strategy is to find a partner for our prescription product portfolio. This would allow for a partner to seek FDA approval using the 505b2 pathway for one or more of our products.

7

▪

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

▪

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

▪	The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. There can be no assurances that our project will be successful.

4.	Secure Additional Licensees:

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended March 31, 2016 was $28,337, a decrease from $73,375 for the same period ended March 31, 2015.

The decrease in revenue for the three months ended March 31, 2016 was mainly due to a decrease in product sales. Our initial foray into network marketing was the main reasons for the decrease in sales. Several distributors were not successful in selling product and much of the product actually sold by these individuals was returned. Moreover, we ultimately terminated several of these distributorships, which resulted in repurchasing product. We are currently in the process of revamping our network marketing program. We expect to sign new distributors in the coming months.

We launched Kintari USA Inc. on January 15, 2015. As part of our strategic focus on revenue generation and creating shareholder value, as explained above, our products will be sold via network marketing. We expect that products will be sold in the US and in Canada using this method in September, 2016. In addition, we expect to start selling DermSafe in June, 2016 in Canada through our Kintari Canadian website for retail customers only.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2016 decreased to $4,627 from the prior year period when cost of revenues was $4,953. Our cost of revenues decreased for the three months ended March 31, 2016 over the prior year period as a result of decreased product sales. We expect this trend to continue with sales from Kintari USA Inc.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $23,710, or approximately 83% of sales. Gross profit for the three months ended March 31, 2015 was $68,422, or approximately 93% of sales. Our gross profit margin fell in 2016 as compared with 2015 as a result of increased cost of revenues from product sales. We expect this trend to continue into 2016.

Operating Expenses

Operating expenses decreased to $337,787 for the three months ended March 31, 2016 from $366,494 for the same period ended March 31, 2015. Our operating expenses for the three months ended March 31, 2016 consisted mainly of consulting fees of $145,952, accrued salaries and wages of $93,240, accounting and audit expenses of $17,046, depreciation and amortization expenses of $14,477, salaries and wages of $11,250, rent of $10,786, travel fees of $6,245 and legal fees of $6,228. In comparison, our operating expenses for the three months ended March 31, 2015 mainly of salaries and wages of $66,729, consulting fees of $75,108, accrued salaries and wages of $64,295, commissions of $32,146, travel expenses of $27,693, accounting and audit expenses of $15,092, depreciation and amortization expenses of $14,269, rent of $11,306, research and development of $9,724, payroll tax expense of $9,305 and office expenses of $7,583

Other Expenses

We had other expenses of $315,276 for the three months ended March 31, 2016, compared with other expenses of $205,639 for the three months ended March 31, 2015. This was largely the result of $317,868 in interest expenses for the three months ended March 31, 2016 from $205,665 in the prior period ended March 31, 2015.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes and we will be unable to repay the loans. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $629,353 for the three months ended March 31, 2016, as compared with a net loss of $503,711 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $95,490 and total assets in the amount of $384,426. Our total current liabilities as of March 31, 2016 were $6,126,389 and total liabilities in the amount of $6,472,389. We had a working capital deficit of $6,030,899 as of March 31, 2016.

Operating activities used $77,500 in cash for the three months ended March 31, 2016. Our net loss of $629,353 was the main component of our negative operating cash flow, offset mainly by amortization of debt discount of $162,890, an increase in accounts payable and accrued liabilities of $183,921 and stock based compensation of $133,445.

Cash flows provided by financing activities during the three months ended March 31, 2016 amounted to $77,500 and consisted of $83,000 in proceeds from convertible notes payable, $33,000 in proceeds from notes payable and $9,000 in related party loans, offset by $47,500 in payments on convertible debt.

On January 27, 2016, we entered into a promissory note pursuant to which we borrowed $33,000. Interest under the note is at 12% per annum, and the principal and all accrued but unpaid interest is due on April 30, 2016. The note also grants the holder 100,000 shares of our common stock valued at $0.02 per share. The maturity has been extended to May 30, 2016.

On January 27, 2016, we entered into a promissory note pursuant to which we borrowed $24,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest was due on February 15, 2016. The note also grants the holder 200,000 shares of our common stock valued at $0.02 per share.

On February 1, 2016, we entered into a convertible promissory note pursuant to which we borrowed $38,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest is due on February 15, 2017. The note also grants the holder 400,000 shares of our common stock valued at $0.02 per share. Also, upon written request by the holder, the principal of the loan may be converted into common shares at the price of $0.02 per share plus ½ warrant at any time up until February 1, 2017. Warrants shall be issued at $0.02 per share and may be converted equal to 1 share for every 2 warrants issued and shall expire 1 year from conversion of the loan conversion date.

On February 1, 2016, we entered into a convertible promissory note pursuant to which we borrowed $25,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest is due on May 17, 2016. The note also grants the holder 250,000 shares of our common stock valued at $0.02 per share. Also, upon written request by the holder, the principal of the loan may be converted into common shares at the price of $0.02 per share plus ½ warrant at any time up until July 25, 2016. Warrants shall be issued at $0.02 per share and may be converted equal to 1 share for every 2 warrants issued and shall expire 1 year from conversion of the loan conversion date.

On February 17, 2016, we entered into a convertible promissory note pursuant to which we borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of our outstanding shares of common stock.

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

Off Balance Sheet Arrangements

As of March 31, 2016, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $28,460,705 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On January 27, 2016, we entered into a promissory note and pursuant to its terms we issued the holder 100,000 shares of our common stock valued at $0.02 per share.

On January 27, 2016, we entered into a promissory note and pursuant to its terms we issued the holder 200,000 shares of our common stock valued at $0.02 per share.

On February 1, 2016, we entered into a promissory note and pursuant to its terms we issued the holder 400,000 shares of our common stock valued at $0.02 per share.

On February 1, 2016, we entered into a promissory note and pursuant to its terms we issued the holder 250,000 shares of our common stock valued at $0.02 per share.

On February 2, 2016, we issued of 400,000 shares of our common stock to five consultants for services related to our financing.

We granted Greg McCartney the right to convert his accrued director compensation of $3,600 as of March 30, 2016 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. McCartney to purchase an aggregate amount of 90,000 shares of common shares at a strike price of $0.02 per share.

On March 30, 2016, we issued 72,000 shares of our common stock to settle $3,600 in outstanding debt.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	January 27, 2016 Promissory Note
10.2	January 27, 2016 Promissory Note
10.3	February 1, 2016 Convertible Promissory Note
10.4	February 1, 2016 Convertible Promissory Note
10.5	February 17, 2016 Convertible Promissory Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 23, 2016

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

