Form 10-Q
period 2016-06-30
SKINVISIBLE INC
filed 2016-08-22
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 117,073,969 common shares as of June 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2016 and 2015 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$—	$—
Accounts receivable	7,251	5,000
Inventory	87,771	90,972
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	96,167	97,117

Fixed assets, net of accumulated depreciation of $326,645 and $325,855, respectively	905	1,695
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $372,615 and $344,451, respectively	273,554	301,718

Total assets	$370,626	$400,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$722,649	$529,245
Bank overdraw	2,262	1,340
Accrued interest payable	659,737	539,247
Loans from related party	33,515	9,769
Loans payable	2,178,500	1,845,500
Convertible notes payable, net of unamortized debt discount of $112,265 and $141,510, respectively	1,270,321	1,205,576
Convertible notes payable related party, net of unamortized discount of $737,606 and $895,079, respectively	1,882,771	1,495,948
Total current liabilities	6,749,775	5,626,625

Loans payable	136,000	436,000

Total liabilities	6,885,755	6,062,625

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 117,073,969 and 115,701,969 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	117,074	115,702
Additional paid-in capital	22,292,434	22,053,555
Accumulated deficit	(28,924,637)	(27,831,352)
Total stockholders' deficit	(6,515,129)	(5,662,095)

Total liabilities and stockholders' deficit	$370,626	$400,530

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending		Six months ending
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$38,114	$54,676	$66,451	$128,051

Cost of Revenues	9,385	41,235	14,012	46,188

Gross Profit	28,729	13,441	52,439	81,863

Operating Expenses
Depreciation and amortization	14,476	14,477	28,953	28,746
Selling general and administrative	187,033	292,944	510,343	645,169
Total Operating Expenses	201,509	307,421	539,296	673,915

Loss from operations	(172,780)	(293,980)	(486,857)	(592,052)

Other income and (expense)
Other income	—	—	—	26
Interest expense	(291,152)	(212,307)	(609,020)	(417,972)
Gain on extinguishment of debt	—	1,440	2,592	1,440
Total other expense	(291,152)	(210,867)	(606,428)	(416,506)

Net loss	$(463,932)	$(504,847)	$(1,093,285)	$(1,008,558)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	116,212,302	113,885,969	115,929,057	113,850,168

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(1,093,285)	$(1,008,558)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	28,954	28,746
Stock-based compensation	133,445	—
Book overdraw	922	—
Amortization of debt discount	292,516	187,218
Gain on extinguishment of debt	(2,592)	(1,440)
Changes in operating assets and liabilities:
Increase in inventory	3,201	(9,265)
Decrease in accounts receivable	(2,251)	3,318
Increase in accounts payable and accrued liabilities	426,354	204,728
Increase in accrued interest	120,490	97,938
Net cash used in operating activities	(92,246)	(497,315)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	(5,726)
Net cash used in investing activities	—	(5,726)

Cash flows from financing activities:
Proceeds from sale of common stock	—	80,000
Proceeds from related party loans, net of payments	23,746	—
Payments on notes payable	(24,000)	(32,000)
Proceeds from notes payable	57,000	300,000
Proceeds from convertible notes payable	83,000	—
Payments on convertible notes payable	(47,500)	—
Net cash provided by (used in) financing activities	92,246	348,000

Net change in cash	—	(155,041)

Cash, beginning of period	—	196,602

Cash, end of period	$—	$41,561

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,589	$135,267
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$229,350	$118,126
Beneficial conversion feature	$105,798	$—
Common stock issued on extinguishment of debts	$1,008	$5,760

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

History – The Company was incorporated in Nevada on March 6, 1998, under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

On September 9, 2014, the Company formed Kinatri USA Inc., a wholly-owned subsidiary, to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. As part of its strategic focus on revenue generation and creating shareholder value, Kintari USA Inc. products will be sold via network marketing.

The Kintari product portfolio consists of anti-aging products to help fight the signs of aging. These products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products which the Company believes cannot be duplicated. Additional products will be added to enhance this product line as the Company grows and expands.

Skinvisible, Inc., together with its subsidiaries, shall herein be collectively referred to as the “Company.”

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $28,908,308 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $0 and $0 in cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2016 and 2015 totaled $133,445 and $0, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(326,645)	(325,855)
Fixed assets, net of accumulated depreciation	$905	$1,695

Depreciation expense for the three months ended June 30, 2016 and 2015 was $790 and $790, respectively.

3. INVENTORY

Inventory consist of the following as of June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
Shipping and Packing materials	$10,155	$11,651
Marketing Supplies	17,492	19,346
Finished Goods	35,867	19,082
Raw Materials	24,257	40,893
Total	$87,771	$90,972

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2016, patents and trademarks total $646,169, net of $372,615 of accumulated amortization. Amortization expense for the six months ended June 30, 2016 and 2015 was $28,164 and $27,956, respectively.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2016.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the six months ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	8,450,000	$0.05

Options granted and assumed	4,150,000	$0.02
Options expired	1,350,000	$0.04
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2016	11,250,000	$0.03

As of June 30, 2016, all stock options outstanding are exercisable.

On February 10, 2016, the Company granted stock options for 4,150,000 options to purchase shares of its common stock to its officers and directors. The options have a strike price of $0.02. The stock options were exercisable upon grant and have a life of 3 years. The stock options were valued at $99,167 using the Black-Scholes option pricing model.   The Company recorded an expense of $99,197 for the six months ended June 30, 2016.

Stock warrants -

The following is a summary of warrants activity during the three months ended June 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	2,969,750	$0.06

Warrants granted and assumed	—	—
Warrants expired	683,750	0.06
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2016	2,286,000	$0.05

All warrants outstanding as of June 30, 2016 are exercisable

6. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During six months ending June 30, 2016 the Company made principal payments of $nil.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." As of June 30, 2016, $935,500 in notes have reached their initial maturity date. Note holders of $199,400 in debt executed agreements extending their notes for an additional 12 months upon the same terms. The extended notes will mature between August 1, 2016 and October 6, 2016.

During the period from April 1, 2015 and September 30, 2015, the Company entered into thirteen additional 9% notes payable to investors and received total proceeds of $326,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on April 30, 2016. The maturity has been extended to May 30, 2016.

On January 27, 2016, we entered into a promissory note pursuant to which we borrowed $24,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest was due on February 15, 2016.

As of June 30, 2016, $2,178,500 of the Notes were due in less than 12 months and have been classified as current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the six months ended 2016, an officer advanced $16,700 to support the daily operations of the company. The advance is due on demand and bears no interest.

As of June 30, 2016, $26,469 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30,	December 31,
	2016	2015
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	28,476	28,476
$1,000,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense. The original issue discount feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	—	—
Total, net of unamortized discount	1,111,110	1,111,110

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on July 28, 2015 to be $44,634. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,497 during the quarter ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

During the quarter ending June 30, 2016, the Company paid $72,458 to the note holder to settle the note in full. The payment included interest and prepayment penalties of $24,958.
	—	47,500
Unamortized debt discount	—	(19,497)
Total, net of unamortized discount	—	28,003

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $29,303 during the six months ended June 30, 2016. The original issue discount feature is valued under the intrinsic value method.

	135,000	135,000
Unamortized debt discount	(77,605)	(106,908)
Total, net of unamortized discount	57,395	28,092

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 17, 2015 to be $16,648. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $15,104 during the six months ended June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	25,000	25,000
Unamortized debt discount		(15,104)
Total, net of unamortized discount	25,000	9,896

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $21,819. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,702 during the six months ended June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	25,000	—
Unamortized debt discount	(3,117)	—
Total, net of unamortized discount	21,833	—

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $13,091 during the six months ended June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	38,000	—
Unamortized debt discount	(20,037)	—
Total, net of unamortized discount	17,927	—

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,579 during the six months ended June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	20,000	—
Unamortized debt discount	(11,470)	—
Total, net of unamortized discount	8,530	—

	$1,270,321	$1,205,576

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	June 30,	December 31,
	2016	2015
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $83,028 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(83,941)	(166,969)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,732 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(41,578)	(62,310)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,149 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(54,732)	(72,881)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,053 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(28,292)	(35,345)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,460 during six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(47,506)	(56,966)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,774 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(70,836)	(82,610)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,033 during six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(26,305)	(30,338)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,724 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(40,233)	(45,957)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $34,039 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.
	343,687	343,687
Unamortized debt discount	(307,664)	(341,703)

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

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $247 during the six months ending June 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.
	33,333	—
Unamortized debt discount	(8,154)	—

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	192,417	—
Unamortized debt discount	(28,365)	—

	$1,882,771	$1,495,948

F-10

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 117,073,969 and 115,701,969 issued and outstanding shares of common stock as of June 30, 2016 and December 31, 2015, respectively.

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

12. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2016, are as follows:

2016	17,151
2017	5,718

Rental expense, resulting from operating lease agreements, approximated $21,572 and $21,832 for the six months ended June 30, 2016 and 2015, respectively.

On April 1, 2016, the Company licensed to Kintari Int. Inc. the following : the exclusive rights to its existing line of cosmeceutical products; the exclusive rights to any future cosmeceutical products developed by the Company; the right-of-first-refusal on its existing OTC products; and the right-of-first-refusal to any future OTC products developed by the Company. In exchange, the Company acquired 8,000,000 shares of Kintari Int. Inc.’s common stock. Kintari Int. Inc. is the Company’s wholly owned subsidiary. The material terms of the license with Skinvisible are as follows:

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

F-11

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

13.    SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements

F-12

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

With the research and development complete on forty products and numerous patents issued (technology and product patents), we are ready to monetize our investment. Our business model will continue to be to out-license our patented prescription and over-the-counter (“OTC”) products featuring Invisicare to established manufacturers and marketers of brands internationally and to maximize profits from the products we have already out-licensed. We have also formed a commercial subsidiary, Kintari Int. Inc. with subsidiaries Kintari USA Inc. and Kintari Canada Inc., in order to take our cosmeceutical and select OTC products with Invisicare to market.

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

Our Plan for the Next Twelve Months

Our growth strategy is to:

1.	Generate revenue from direct sales of our cosmeceutical/OTC product line;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

▪	Kintari USA Inc.:

On September 9, 2014, we formed Kintari USA Inc., a new wholly-owned subsidiary of Kintari International Inc., wholly-owned subsidiary of Skinvisible, Inc., to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. We launched Kintari USA Inc. on January 15, 2015. As part of our strategic focus on revenue generation and creating shareholder value, our products will be sold via network marketing. We expect that products will be sold in the US and in Canada in September, 2016. In addition, we launched DermSafe in August, 2016 in Canada through our Kintari Canadian website for retail customers only. Also in July, 2016, we announced that Kintari Canada made a donation of DermSafe to the Canadian Olympic Foundation offering protection for Canada’s athletes during the upcoming Olympic Games in Rio.

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

▪	Kintari Canada Inc.:

Kintari Canada Inc. launched Skinvisible’s product DermSafe, its non-alcohol hand sanitizer, in conjunction with the Olympic Games in Rio. Kintari Canada supplied the product to all Canadian Olympic athletes, trainers and support staff. This coincided with the launch of the Kintari Canada website where DermSafe is available for purchase. Kintari Canada will officially launch in Q3 / Q4 of this year and offer other products and distributor opportunities. (See below under Product Updates for more information).

▪	Capitalize On Current Licensees:

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

DermSafe® Hand Sanitizer

Skinvisible’s hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has been launched in Canada by subsidiary Kintari Canada Inc. where it has Health Canada approval.. We are currently seeking licensees and/or distributors to begin the sale of DermSafe in Asia and in the EU. This registration has recently been granted for a ten year term to expire in 2024.

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

▪	Increasing The Value Of Skinvisible’s Pipeline: Clinical Enhancement Of Pipeline

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

  We continue to enhance our product developed for Netherton syndrome t. Netherton syndrome is a disease caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure. Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA). We continue to investigate means to reformulate our product to better meet the demands of this very debilitating disease and are undergoing preliminary proof-of-concept investigations on Netherton syndrome.

The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. There can be no assurances that our project will be successful.

▪	Secure Additional Licensees:

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

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended June 30, 2016 was $38,114, a decrease from $54,676 for the same period ended June 30, 2015. Our revenue from product sales, royalties on patent licenses and license fees for the six months ended June 30, 2016 was $66,451, a decrease from $128,051 for the same period ended June 30, 2015.

The decrease in revenue for the three and six months ended June 30, 2016 was mainly due to a reduction in product sales. Our initial foray into network marketing was the main reasons for the decrease in sales. Several distributors were not successful in selling product and much of the product actually sold by these individuals was returned. Moreover, we ultimately terminated several of these distributorships, which resulted in repurchasing product. We are currently in the process of revamping our network marketing program. We expect to sign new distributors in the coming months.

We launched Kintari USA Inc. on January 15, 2015. As part of our strategic focus on revenue generation and creating shareholder value, as explained above, our products will be sold via network marketing. We expect that products will be sold in the US and in Canada using this method in Q3 2016. In addition, we launched the sale of DermSafe in August, 2016 in Canada through our Kintari Canadian website for retail customers only.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2016 decreased to $9,385 from the prior year period when cost of revenues was $41,235. Our cost of revenues for the six months ended June 30, 2016 decreased to $14,012 from the prior year period when cost of revenues was $46,188. Our cost of revenues decreased for the three and six months ended June 30, 2016 over the prior year periods as a result of decreased product sales. We expect our cost of revenues to increase as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $28,729, or approximately 75% of sales. Gross profit for the three months ended June 30, 2015 was $13,441, or approximately 25% of sales. Gross profit for the six months ended June 30, 2016 was $52,439, or approximately 79% of sales. Gross profit for the six months ended June 30, 2015 was $81,863, or approximately 64% of sales. Our gross profit margin increased in 2016 as compared with 2015 as a result of scaling our manufacturing and packaging. We expect this trend to continue into 2016.

Operating Expenses

Operating expenses decreased to $201,509 for the three months ended June 30, 2016 from $307,421 for the same period ended June 30, 2015. Operating expenses decreased to $539, 296 for the six months ended June 30, 2016 from $673,915 for the same period ended June 30, 2015.

Our operating expenses for the six months ended June 30, 2016 consisted mainly of accrued salaries and wages of $187,352, consulting fees of $195,143, depreciation and amortization expenses of $28,953, accounting and audit expenses of $24,046, salaries and wages of $14,333 and rent of $21,572. In comparison, our operating expenses for the six months ended June 30, 2015 consisted mainly of salaries and wages of $121,790, accrued salaries and wages of $143,869, commissions of $91,090, consulting fees of $88,206, research and development of $30,217, depreciation and amortization expenses of $28,746, accounting and audit expenses of $21,092 and rent of $21,832.

Other Expenses

We had other expenses of $291,152 for the three months ended June 30, 2016, compared with other expenses of $210,867 for the three months ended June 30, 2015. Other expenses was the result of interest expenses for the three months ended June 30, 2016 from $212,307 in interest expenses from prior period ended June 30, 2015.

We had other expenses of $606,428 for the six months ended June 30, 2016, compared with other expenses of $416,506 for the three months ended June 30, 2015. This was largely the result of $609,020 in interest expenses for the six months ended June 30, 2016 from $417,972 in the prior period ended June 30, 2015.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $1,779,100 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $86,479 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $463,932 for the three months ended June 30, 2016, as compared with a net loss of $504,847 for the three months ended June 30, 2015. We recorded a net loss of $1,093,285 for the six months ended June 30, 2016, as compared with a net loss of $1,008,558 for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2016, we had total current assets of $96,167 and total assets in the amount of $370,626. Our total current liabilities as of June 30, 2016 were $6,749,755. We had a working capital deficit of $6,653,588 as of June 30, 2016.

Operating activities used $92,246 in cash for the six months ended June 30, 2016. Our net loss of $1,093,285 was the main component of our negative operating cash flow, offset mainly by an increase in accounts payable and accrued liabilities of $426,354, amortization of debt discount of $292,516 and stock based compensation of $133,445.

Cash flows provided by financing activities during the six months ended June 30, 2016 amounted to $92,246 and consisted of $83,000 in proceeds from convertible notes payable, $57,000 in proceeds from notes payable and $23,746 in related party debt, offset by $47,500 in payments on convertible debt and $24,000 in payments on notes payable.

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

Off Balance Sheet Arrangements

As of June 30, 2016, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $28,924,637 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On June 30, 2016, we issued a promissory note to Terry Howlett in the principal amount of $98,480 in consideration of accrued salary and bonuses due from January 1, 2016 to June 30, 2016. The note bears interest at 10% per annum and matures on June 30, 2021. The note provides Mr. Howlett the right to convert the principal amount of the loan into our common stock at $0.02 per share at any time until June 30, 2021. If exercised, we also agreed to issue a three year warrant to purchase an aggregate amount of 2,462,000 shares of common shares at a strike price of $0.02 per share.

On June 30, 2016, we issued a promissory note to Doreen McMorran in the principal amount of $78,870.40 in consideration of accrued salary and bonuses due from January 1, 2016 to June 30, 2016. The note bears interest at 10% per annum and matures on June 30, 2021. The note provides Ms. McMorran the right to convert the principal amount of the loan into our common stock at $0.02 per share at any time until June 30, 2021. If exercised, we also agreed to issue a three year warrant to purchase an aggregate amount of 1,971,760 shares of common shares at a strike price of $0.02 per share.

On June 30, 2016, we issued a promissory note to an employee in the principal amount of $11,467.30 in consideration of accrued salary and bonuses due from January 1, 2016 to June 30, 2016. The note bears interest at 10% per annum and matures on June 30, 2021. The note provides the employee the right to convert the principal amount of the loan into our common stock at $0.02 per share at any time until June 30, 2021. If exercised, we also agreed to issue a three year warrant to purchase an aggregate amount of 286,683 shares of common shares at a strike price of $0.02 per share.

We granted Greg McCartney the right to convert his accrued director compensation of $3,600 as of June 30, 2016 into our common stock at $0.02 per share at any time until June 30, 2021. If exercised, we also agreed to issue a three year warrant to Mr. McCartney to purchase an aggregate amount of 90,000 shares of common shares at a strike price of $0.02 per share.

We granted an employee the right to convert his accrued compensation of $33,333.33 as of April 30, 2016 into our common stock at $0.02 per share at any time until December 31, 2021. If exercised, we also agreed to issue a three year warrant to purchase an aggregate amount of 833,333 shares of common shares at a strike price of $0.02 per share.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	June 30, 2016 Promissory Note
10.2	June 30, 2016 Promissory Note
10.3	June 30, 2016 Promissory Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 19, 2016

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

