Form 10-Q
period 2016-09-30
SKINVISIBLE INC
filed 2016-11-17
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 123,835,319 common shares as of November 2, 2016

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2016 and 2015 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2016 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$—	$—
Accounts receivable	7,723	5,000
Inventory	81,752	90,972
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	90,620	97,117

Fixed assets, net of accumulated depreciation of $326,786 and $325,855, respectively	764	1,695
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $386,851 and $344,451, respectively	259,318	301,718

Total assets	$350,702	$400,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$934,720	$529,245
Bank overdraw	2,886	1,340
Accrued interest payable	722,917	539,247
Loans from related party	28,469	9,769
Loans payable	2,322,900	1,845,500
Convertible notes payable, net of unamortized debt discount of $122,477 and $141,510, respectively	1,278,513	1,205,576
Convertible notes payable related party, net of unamortized discount of $640,995 and $895,079, respectively	1,984,982	1,495,948
Total current liabilities	7,275,387	5,626,625

Loans payable	—	436,000

Total liabilities	7,275,387	6,062,625

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 119,573,969 and 115,701,969 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	119,574	115,702
Additional paid-in capital	22,364,366	22,053,555
Accumulated deficit	(29,408,625)	(27,831,352)
Total stockholders' deficit	(6,924,685)	(5,662,095)

Total liabilities and stockholders' deficit	$350,702	$400,530

See Accompanying Notes to Consolidated Financial Statements.

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending		Nine months ending
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Revenues	$16,807	$30,377	$83,258	$158,428

Cost of revenues	32,583	9,859	46,595	56,047

Gross profit	(15,776)	20,518	36,663	102,381

Operating expenses
Depreciation and amortization	14,378	14,631	43,331	43,377
Selling general and administrative	171,574	255,436	681,917	900,605
Total Operating Expenses	185,952	270,067	725,248	943,982

Loss from operations	(201,728)	(249,549)	(688,585)	(841,601)

Other income and (expense)
Other income	—	—	2	26
Interest expense	(282,262)	(232,107)	(891,282)	(650,079)
Gain (loss) on extinguishment of debt	—	400	2,592	1,840
Total other expense	(282,262)	(231,707)	(888,688)	(648,213)

Net loss	$(483,990)	$(481,256)	$(1,577,273)	$(1,489,814)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	117,919,353	113,957,969	118,180,911	113,957,969

See Accompanying Notes to Consolidated Financial Statements

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(1,577,273)	$(1,489,814)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	43,331	43,377
Stock-based compensation	133,445	8,800
Book overdraw	1,546	32,787
Amortization of debt discount	428,347	327,478
Gain on extinguishment of debt	(2,592)	(1,840)
Changes in operating assets and liabilities:
Increase in inventory	9,220	(6,596)
Decrease in accounts receivable	(2,723)	2,624
Increase in accounts payable and accrued liabilities	644,025	321,020
Increase in accrued interest	187,074	149,788
Net cash used in operating activities	(135,600)	(612,376)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	(5,726)
Net cash used in investing activities	—	(5,726)

Cash flows from financing activities:
Proceeds from sale of common stock	25,000	80,000
Proceeds from related party loans, net of payments	18,700	—
Payments on notes payable	(25,600)	(89,500)
Proceeds from notes payable	67,000	431,000
Proceeds from convertible notes payable	98,000	—
Payments on convertible notes payable	(47,500)	—
Net cash provided by (used in) financing activities	135,600	421,500

Net change in cash	—	(196,602)

Cash, beginning of period	—	196,602

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,589	$211,564
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses convereted to notes	$232,950	$118,126
Benefitial conversion feature	$155,230	$—
Common stock issued on extiguishment of debts	$1,008	$5,760

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,408,625 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $0 and $0 in cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2016 and 2015 totaled $133,445 and $8,800, respectively.

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

2. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(326,786)	(325,855)
Fixed assets, net of accumulated depreciation	$764	$1,695

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $931 and $1,185, respectively.

3. INVENTORY

Inventory consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Shipping and Packing materials	$10,392	$11,651
Marketing Supplies	17,322	19,346
Finished Goods	34,227	19,082
Raw Materials	19,811	40,893
Total	$81,752	$90,972

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2016, patents and trademarks total $646,169, net of $386,851 of accumulated amortization. Amortization expense for the nine months ended September 30, 2016 and 2015 was $42,400 and $42,192, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2016.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	8.450.000	$0.05

Options granted and assumed	4,150,000	$0.02
Options expired	1,350,000	$0.04
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2016	11,250,000	$0.03

As of September 30, 2016, all stock options outstanding are exercisable.

On February 10, 2016, the Company granted stock options for 4,150,000 options to purchase shares of its common stock to its officers and directors. The options have a strike price of $0.02. The stock options were exercisable upon grant and have a life of 3 years. The stock options were valued at $99,167 using the Black-Scholes option pricing model.   The Company recorded an expense of $99,197 for the nine months ended September 30, 2016.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	2,969,750	$0.06

Warrants granted and assumed	1,661,000	0.02
Warrants expired	1,344,750	0.06
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2016	3,286,000	$0.04

All warrants outstanding as of September 30, 2016 are exercisable.

6. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During nine months ending September 30, 2016 the Company made principal payments of $nil.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." As of September 30, 2016, $980,000 in notes have reached their initial maturity date. Note holders of $20,000 in debt executed agreements extending their notes for an additional 12 months upon the same terms. The extended note will fully mature on November 6, 2016.

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

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016.

On January 27, 2016, we entered into a promissory note pursuant to which we borrowed $24,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest was due on February 15, 2016.

As of September 30, 2016, $2,322,900 of the Notes were due in less than 12 months and have been classified as current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the nine months ended 2016, an officer advanced $18,700 to support the daily operations of the company. The advance is due on demand and bears no interest.

As of September 30, 2016, $28,469 remained due to related parties as repayment for advanced monies, all related other party notes have been extinguished or re-negotiated as convertible notes. See note 10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	September 30,	December 31,
	2016	2015
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	-	-
Total, net of unamortized discount	28,476	28,476

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

	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	-	-
Total, net of unamortized discount	1,111,110	1,111,110

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on July 28, 2015 to be $44,634. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,497 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

During the nine months ending September 30, 2016, the Company paid $72,458 to the note holder to settle the note in full. The payment included interest and prepayment penalties of $24,958.

	-	47,500
Unamortized debt discount	-	(19,497)
Total, net of unamortized discount	-	28,003

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $44,115 during the nine months ended September 30, 2016. The original issue discount feature is valued under the intrinsic value method.

	135,000	135,000
Unamortized debt discount	(62,793)	(106,908)
Total, net of unamortized discount	72,207	28,092

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 17, 2015 to be $16,648. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,648 during the nine months ended September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

The Note and all accrued interest was paid in full through the issuance of a new convertible note on August 31, 2016.

	-	25,000
Unamortized debt discount	-	(15,104)
Total, net of unamortized discount	-	9,896

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $21,819. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $21,819 during the nine months ended September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

The Note and all accrued interest was paid in full through the issuance of a new convertible note on August 31, 2016.

	-	-
Unamortized debt discount	-	-
Total, net of unamortized discount	-	-

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $21,120 during the nine months ended September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	38,000	-
Unamortized debt discount	(12,044)	-
Total, net of unamortized discount	25,956	-

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,349 during the nine months ended September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	20,000	-
Unamortized debt discount	(9,699)	-
Total, net of unamortized discount	10,301	-

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,009 during the nine months ended September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	15,000	-
Unamortized debt discount	(13,719)	-
Total, net of unamortized discount	1,281	-

On August 31, 2016, the Company entered into a convertible promissory note pursuant to which it settled $50,000 in convertible notes and accrued interest of $3,404. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on December 31, 2016. The note is convertible into 5,340,283 shares of the Company’s common stock at a price of $0.01 per share and 2,670,142 warrants exercisable at $0.02 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 31, 2016 to be $32,121. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,899 during the nine months ended September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method

	53,404	-
Unamortized debt discount	(24,222)	-
Total, net of unamortized discount	29,182	-

	$1,278,813	$1,205,576

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	September 30,	December 31,
	2016	2015
On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $125,048 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance.	1,071,593	1,071,593
Unamortized debt discount	(41,921)	(166,969)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $31,212 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.	321,032	321,032
Unamortized debt discount	(31,098)	(62,310)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $27,323 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(45,558)	(72,881)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,619 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(24,726)	(35,345)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,241 during nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	(42,725)	(56,966)

On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $17,725 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	118,126	118,126
Unamortized debt discount	(64,885)	(82,610)

On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,072 during nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	40,558	40,558
Unamortized debt discount	(24,266)	(30,338)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,619 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	65,295	65,295
Unamortized debt discount	(37,338)	(45,957)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $51,247 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	343,687	343,687
Unamortized debt discount	(290,456)	(341,703)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $110 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	3,600	-
Unamortized debt discount	(764)	-

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $620 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	33,333	-
Unamortized debt discount	(7,781)	-

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,429 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.	192,417	-
Unamortized debt discount	(26,936)	-

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $42 during the nine months ending September 30, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	2000	-
Unamortized debt discount	(970)	-

On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,571. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

	3,600	-
Unamortized debt discount	(1,571)	-

	$1,984,982	$1,495,948

F-10

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 119,573,969 and 115,701,969 issued and outstanding shares of common stock as of September 30, 2016 and December 31, 2015, respectively.

On September 13, 2016, 2,500,000 shares of the Company’s common stock and 1,000,000 warrants exercisable at $0.02 were issued for a cash investment of $25,000.

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

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2016, are as follows:

2016	8,576
2017	5,718

Rental expense, resulting from operating lease agreements, approximated $32,358 and $32,619 for the nine months ended September 30, 2016 and 2015, respectively.

On April 1, 2016, the Company licensed to Kintari Int. Inc. the following: the exclusive rights to its existing line of cosmeceutical products; the exclusive rights to any future cosmeceutical products developed by the Company; the right-of-first-refusal on its existing OTC products; and the right-of-first-refusal to any future OTC products developed by the Company. In exchange, the Company acquired 8,000,000 shares of Kintari Int. Inc.’s common stock. Kintari Int. Inc. is the Company’s wholly owned subsidiary. The material terms of the license with Skinvisible are as follows:

•  Kintari acquired the right to appoint sub-licensees provided that Skinvisible approves in advance.

• If Skinvisible desires to sell an OTC product, it must first notify Kintari. If Kintari desires to exercise the right-of-first-refusal on that OTC product, Kintari must launch the product within 6 months or lose it to Skinvisible.

• Kintari agreed to purchase the existing product inventory, raw ingredients, packaging materials plus all Kintari marketing materials for a total of $87,720.14. Kintari has not yet paid this amount and the parties are waiting for fundraising in connection with an offering to do so.

•  Skinvisible agreed to sell its polymers to Kintari and Kintari will manufacture the products using those polymers.

•  Kintari may use any of Skinvisible’s existing trademarks.

•  Kintari agreed to pay to Skinvisible an on-going royalty of 5% on revenue generated from the products.

•  Kintari agreed to pay to Skinvisible a minimum annual royalty equal to $50,000 for the first year after launch, $100,000 for the second year after launch and $150,000 for the third year after launch and each subsequent year for the term of the agreement.

•  Kintari agreed to pay to Skinvisible a royalty of 25% of any non-royalty payments received by Kintari from sub-licensees, including fees received in consideration for sublicensing the products.

•  The agreement may be terminated by, among other things, a mutual consent of the parties or a breach and failure to cure by one of the parties.

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

12.    SUBSEQUENT EVENTS

On October 20, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreement, $18,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The Company also refinanced $89,340 in notes issued in 2010 and 2011 through the issuance of a the new note. The $111,056 face value promissory note is unsecured, due on December 31, 2016, and bears an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On October 20, 2016, the Company re-negotiated $328,481 in unsecured notes payable for an employee. Under the terms of the original agreement, the promissory note was due on December 31, 2016, bears an interest rate of 10% and at the investor’s option until the repayment date, the note could be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. Under the modified terms that $328,481 face value note is now due on December 31, 2019, bears an interest rate of 10% and at the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On October 20, 2016, the Company re-negotiated $179,678 in unsecured notes payable for an employee. Under the terms of the original agreement, the promissory note was due on December 31, 2016, bears an interest rate of 10% and at the investor’s option until the repayment date, the note could be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. Under the modified terms that $179,678 face value note is now due on December 31, 2019, bears an interest rate of 10% and at the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On October 20, 2016, the Company re-negotiated $58,437 in unsecured notes payable for an employee. Under the terms of the original agreement, the promissory note was due on December 31, 2016, bears an interest rate of 10% and at the investor’s option until the repayment date, the note could be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. Under the modified terms that $58,437 face value note is now due on December 31, 2019, bears an interest rate of 10% and at the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On October 20, 2016, the Company re-negotiated $415,657 in unsecured notes payable for an employee. Under the terms of the original agreement, the promissory note was due on December 31, 2016, bears an interest rate of 10% and at the investor’s option until the repayment date, the note could be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. Under the modified terms that $415,657 face value note is now due on December 31, 2019, bears an interest rate of 10% and at the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On October 8, 2016, the Company entered into a 10% unsecured note payable to an employee and received total proceeds of $5,070. The note is due on December 31, 2016.

On October 11, 2016, the Company entered into a 10% unsecured note payable to an employee and received total proceeds of $5,000. The note is due on December 31, 2016.

On October 31, 2016, 3,333,350 shares of the Company’s common stock and 1,666,675 warrants exercisable at $0.025 were issued for a cash investment of $50,000.

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

Direct Sales of our Cosmeceutical/OTC Product Line

Kintari USA Inc.:

On September 9, 2014, we formed Kintari USA Inc., a wholly-owned subsidiary of Kintari Int. Inc., which is a wholly-owned subsidiary of Skinvisible, Inc., to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. We launched Kintari USA Inc. on January 15, 2015. As part of our strategic focus on revenue generation and creating shareholder value, we plan to sell our products using a number of sales efforts, including our website, network marketing and distribution agreements. Our sales efforts are focused in the US, Canada and China.

Recent Sales Efforts

On September 15, 2016, we licensed the exclusive world rights to our topical and transdermal cannabis products formulated with Invisicare to CannaSkin, LLC, a cannabis product licensing company with international contacts in the medical marijuana industry.

CannaSkin has the exclusive license to manufacture, market and sub-license our new cannabis products. Their targets will initially include facilities in the 25 US jurisdictions currently approved for medical marijuana as well as Canada and Israel where there is a great demand for cannabis products supported by science.

Skinvisible has successfully formulated high-quality topical and transdermal cannabinoid products containing CBD and in the near future will add THC. CBD has proven to have many therapeutic effects and it does not produce the "high" associated with THC. Cannabinoids have been used for pain management and to treat many skin conditions, from acne, eczema, psoriasis, skin cancer, to anti-aging, due to their anti-oxidant and anti-inflammatory properties. Our Invisicare technology allows for the superior binding of these products to the skin, a controlled release of the cannabinoids both topically and transdermally, as well as providing patent protection. Cannabis is being touted as a groundbreaking health solution and Skinvisible plans to bring science-based, patent protected products into this emerging market.

On September 8, 2016, Kintari Int. Inc. signed an exclusive distribution agreement with EDFA Morgan Capital Co. Ltd. (“EMC”), located in Shenzhen, China, for Kintari® branded products for the territory of Greater China, which includes China, Hong Kong, Macau, Taiwan, Singapore, Malaysia and Thailand.

According to the agreement, EMC will sell Kintari products to Chinese consumers through a network of online shopping malls and other channels. Additionally, EMC has presented an opportunity to provide Skinvisible’s DermSafe® hand sanitizer to a chain of 3,000 hospitals in China through their electronic appointment app and website. We believe there is significant value in making DermSafe accessible to 100 million Chinese patients through this service, as it currently supports over 3,000 hospitals, 46,000 doctors and was used to make over 257 million appointments. The potential market for DermSafe alone is vast as there are over 26,000 hospitals in China servicing a population of 1.6 billion people.

In addition to DermSafe, Skinvisible will supply its Kintari –branded portfolio of globally patented skincare products made with its Invisicare® delivery technology.

Product Line

The Kintari product portfolio consists of two anti-aging products to help fight the signs of aging, a broad spectrum sunscreen along with our latest products: Kintari’s Hand & Body lotion; and our topical and transdermal cannabis products. All products are made with our patented Invisicare technology.

Our anti-aging products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products which we believe cannot be duplicated.

Our sunscreen is a broad spectrum SPF 30 known as Skinbrella®. We completed independent testing in early 2014 to validate our broad spectrum sunscreen claims according to the labeling guidelines of the FDA, which are designed to help reduce the incidents of skin cancer in the U.S. Our claims are as follows:

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

Kintari Canada Inc.

Our hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has been launched in Canada by subsidiary Kintari Canada Inc. where it has Health Canada approval. DermSafe is an alcohol free hand sanitizer that products against 99% of all germs. We are currently seeking licensees and/or distributors to begin the sale of DermSafe in South America and in the EU. We launched DermSafe in August, 2016 in Canada through our Kintari Canadian website for retail customers only.

In July, 2016, we announced that Kintari Canada made a donation of DermSafe to the Canadian Olympic Foundation offering protection for Canada’s athletes during the upcoming Olympic Games in Rio. Kintari Canada supplied the product to all Canadian Olympic athletes, trainers and support staff.

Capitalize On Current Licensees

We have: Avon Products globally and Women’s Choice Pharmaceuticals in the United States.

We continue to work diligently with our licensees to ensure they have a smooth manufacturing process, ongoing R&D support and marketing feedback.

Avon Products, Inc.

Product: We have a long-term contract with Avon globally for over ten years to provide Invisicare polymer for their long-lasting lipsticks.

Sales: Invisicare polymers are purchased directly from Skinvisible.

Women’s Choice Pharmaceuticals

Product: ProCort®, long lasting prescription hemorrhoid cream launched in the United States August 2011.

Sales and Royalties: Skinvisible receives a royalty based on net sales of ProCort. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to increased growth in 2016. Women’s Choice is seeking to form other strategic alliances in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon

Additional Skinvisible Products

Sunless Tanning Products

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

Sunscreen Products

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

Increasing The Value of Skinvisible’s Pipeline

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

  We continue to enhance our product developed for Netherton syndrome. Netherton syndrome is a disease caused by a genetic defect which causes the skin to continually exfoliate, never forming a skin bond. This leaves the patient highly susceptible to infection and dealing with a life-long condition that has no cure. Our product has shown excellent results in lab studies blocking the enzyme that breaks down the skin and we are seeking “Orphan Drug” designation in both the US (FDA) and Europe (EMA). We continue to investigate means to reformulate our product to better meet the demands of this very debilitating disease and are undergoing preliminary proof-of-concept investigations on Netherton syndrome.
  The advantages of obtaining Orphan Drug designation is that it provides various incentives including a reduction or elimination of registration and market authorization fees, protocol assistance, and seven years of market exclusivity for the product in the US and ten years in Europe. There can be no assurances that our project will be successful. Research and development for this project is currently on hold as we determine additional options for our formulation.

Secure Additional Licensees

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

Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended September 30, 2016 was $16,807, a decrease from $30,377 for the same period ended September 30, 2015. Our revenue from product sales, royalties on patent licenses and license fees for the nine months ended September 30, 2016 was $83,258, a decrease from $158,428 for the same period ended September 30, 2015.

The decrease in revenue for the three and nine months ended September 30, 2016 was mainly due to a reduction in product sales. Our initial foray into network marketing was the main reasons for the decrease in sales. Several distributors were not successful in selling product and much of the product actually sold by these individuals was returned. Moreover, we ultimately terminated several of these distributorships, which resulted in repurchasing product. We are currently in the process of revamping our network marketing program, which we hope to establish for the last part of the year. We have also signed new distributors in the current quarter.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2016 increased to $32,583 from the prior year period when cost of revenues was $9,859. Our cost of revenues for the nine months ended September 30, 2016 decreased to $46,595 from the prior year period when cost of revenues was $56,047. Our cost of revenues increased for the three months ended September 30, 2016 over the prior year period as a result of spoilage of expired product. Our cost of revenues decreased for the nine months ended September 30, 2016 over the prior year periods as a result of decreased product sales. We expect our cost of revenues to increase as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended September 30, 2016 was ($15,776), or approximately -94% of sales. Gross profit for the three months ended September 30, 2015 was $20,518, or approximately 67% of sales. Gross profit for the nine months ended September 30, 2016 was $36,663, or approximately 44% of sales. Gross profit for the nine months ended September 30, 2015 was $102,381, or approximately 65% of sales. Our gross profit margin decreased in 2016 as compared with 2015, largely as a result of spoilage of product. If we do not experience increased sales going forward, we will have a similar trend in product spoilage. Although there can be no assurance, we are hopeful that our current licensing and marketing efforts will result in increased sales.

Operating Expenses

Operating expenses decreased to $185,952 for the three months ended September 30, 2016 from $270,067 for the same period ended September 30, 2015. Operating expenses decreased to $725,251 for the nine months ended September 30, 2016 from $943,982 for the same period ended September 30, 2015.

Our operating expenses for the nine months ended September 30, 2016 consisted mainly of accrued salaries and wages of $275,558, consulting fees of $212,501, depreciation and amortization expenses of $43,334, rent of $32,359, accounting and audit expenses of $27,046 and salaries and wages of $20,333. In comparison, our operating expenses for the nine months ended September 30, 2015 consisted mainly of accrued salaries and wages of $238,950, salaries and wages of $153,828, commissions of $115,483, consulting fees of $105,234, travel expenses of $64,875, depreciation and amortization expenses of $43,377, rent of $32,619, accounting and audit expenses of $28,092, license and permit fees of $20,232 and payroll tax expense of $19,320.

Other Expenses

We had other expenses of $282,262 for the three months ended September 30, 2016, compared with other expenses of $231,707 for the three months ended September 30, 2015. Other expenses was the result of interest expenses for the three months ended September 30, 2016 from $232,107 in interest expenses from prior period ended September 30, 2015.

We had other expenses of $888,688 for the nine months ended September 30, 2016, compared with other expenses of $648,213 for the nine months ended September 30, 2015. This was largely the result of $891,282 in interest expenses for the nine months ended September 30, 2016 from $650,079 in the prior period ended September 30, 2015.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $2,539,900 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $61,476 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $483,990 for the three months ended September 30, 2016, as compared with a net loss of $481,256 for the three months ended September 30, 2015. We recorded a net loss of $1,577,273 for the nine months ended September 30, 2016, as compared with a net loss of $1,489,814 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2016, we had total current assets of $90,620 and total assets in the amount of $350,702. Our total current liabilities as of September 30, 2016 were $7,275,387. We had a working capital deficit of $7,184,767 as of September 30, 2016.

Operating activities used $135,600 in cash for the nine months ended September 30, 2016, as compared with $612,376 for the nine months ended September 30, 2015. Our net loss of $1,577,273 was the main component of our negative operating cash flow for the nine months ended September 30, 2016, offset mainly by an increase in accounts payable and accrued liabilities of $644,025, amortization of debt discount of $428,347, an increase in accrued interest of $187,074 and stock based compensation of $133,445. Our net loss of $1,489,814 was the main component of our negative operating cash flow for the nine months ended September 30, 2015, offset mainly by amortization of debt discount of $327,478, an increase in accounts payable and accrued liabilities of $321,020 and an increase of accrued interest of $149,788.

Cash flows provided by financing activities during the nine months ended September 30, 2016 amounted to $135,600, as compared with $421,500 for the nine months ended September 30, 2016. Our cash flows for the nine months ended September 30, 2016 consisted of $98,000 in proceeds from convertible notes payable, $67,000 in proceeds from notes payable, $25,000 in proceeds from the sale of our common stock and $18,700 in related party debt, offset by $47,500 in payments on convertible debt and $25,600 in payments on notes payable. Our cash flows for the nine months ended September 30, 2015 consisted of $431,000 in proceeds from notes payable and $80,000 in proceeds from the sale of common stock, offset by $89,500 in payments on notes payable.

On August 11, 2016, we entered into a convertible promissory note pursuant to which we borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note.

On August 31, 2016, we entered into a convertible promissory note pursuant to which we settled $50,000 in convertible notes and accrued interest of $3,404. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on December 31, 2016. The note is convertible into 5,340,283 shares of our common stock at a price of $0.01 per share and warrants to purchase 2,670,142 shares of common stock exercisable at $0.02 per share.

On October 11, 2016, we entered into a 10% unsecured note payable to an employee and received total proceeds of $5,070. The note is due on December 31, 2016.

On October 31, 2016, 3,333,350 shares of our common stock and 1,666,675 warrants exercisable at $0.025 were issued for a cash investment of $50,000.

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

Off Balance Sheet Arrangements

As of September 30, 2016, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $29,408,625 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2016, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On July 8, 2016, we re-negotiated accrued salaries and interest for an employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of our common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On August 11, 2016, we entered into a convertible promissory note pursuant to which we borrowed $15,000. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note.

On August 31, 2016, we entered into a convertible promissory note pursuant to which we settled $50,000 in convertible notes and accrued interest of $3,404. The note is convertible into 5,340,283 shares of our common stock at a price of $0.01 per share and warrants to purchase 2,670,142 shares of common stock exercisable at $0.02 per share.

On September 13, 2016, 2,500,000 shares of our common stock and warrants to purchase 1,000,000 shares of common stock exercisable at $0.02 were issued for a cash investment of $25,000.

On September 30, 2016, we re-negotiated accrued directors’ fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of our common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. We have determined the value associated with the beneficial conversion feature in connection with the notes to be $1,571.

On October 20, 2016, we re-negotiated accrued salaries and interest and refinanced unsecured promissory notes for employees of the company. Under the terms of the agreement, $1,089,593 of accrued salaries and interest and unsecured promissory notes were modified into promissory notes convertible into common stock with a warrant feature. At the investor’s option until the repayment date, the note may be converted to shares of our common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date.

On October 31, 2016, 3,333,350 shares of our common stock and 1,666,675 warrants exercisable at $0.025 were issued for a cash investment of $50,000.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 17, 2016

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

