Form 10-K
period 2016-12-31
SKINVISIBLE INC
filed 2017-04-17
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $744,452

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 123,935,319 common shares as of March 31, 2017

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

What We Do

We have positioned ourselves in the $80 billion worldwide prescription and over-the-counter dermatology and skincare market. We generate revenue by:

  DIRECT SALES: We develop topical over-the-counter products enhanced with Invisicare to sell directly into the market through our wholly-owned subsidiary, Kintari Int. Inc. These products are also sold online at www.Kintari.com as well as private labeled for companies outside of the USA and Canada;
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

Corporate Ownership

We are a publicly traded company under the symbol SKVI, quoted on the OTC markets since February 1999 and currently trading on the OTCQB in the United States.

We carry on business primarily through our wholly owned subsidiaries: Skinvisible Pharmaceuticals, Inc. a Nevada corporation, and Kintari Int. Inc., a Canadian corporation.

Patents

We have fourteen patents granted, including comprehensive patents on Invisicare, the foundation of all of our products; three in the United States, and internationally in Canada, Europe (4), China, India, Australia, Hong Kong, Japan and Korea. The Invisicare patents cover manufacturing, composition and use. Additionally, we have been granted three product specific patents in the United States for dermal barrier products, sunscreens (photostability of avobenzone) and retinoids (stabilization). There are a number of United States and international (PCT) patents pending, with many more patent applications in progress. Some of these patents cover up to five products.

Our value lies in our ability to continually generate new IP on dermatology and medical products formulated with Invisicare. Patent approvals are sought (initially in the United States. and later internationally) for all products developed. All patents with Invisicare are owned by us.

Trademarks

When developing new products using Invisicare, we file for both patent and trademark protection. We have been granted trademarks in the U.S. and Canada for the following names:

- Skinvisible® w Invisicare® w JUSTCARE® w Work Gluv® w Bare Sunless Tanning® w Kintari® w Skinbrella®

Revenue generation: We receive a combination of five revenue streams including:

  Sales of our cosmeceutical product line through our wholly-owned subsidiary, Kintari Int. Inc.
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

2.       Generate revenue from online sales and private label / bulk orders of our Kintari branded products;

3.       Capitalize on the success of current licensees;

4.       Increase the value of our current pipeline; and

5.       Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

Our Cosmeceutical/OTC Product Line

Kintari Int. Inc.

Kintari Int. Inc. was incorporated in the Province of Alberta, Canada. The company was formed to develop, market and sell Skinvisible Pharmaceuticals, Inc.’s patented skincare products initially in the United States. Kintari Int. Inc. is our wholly-owned subsidiary.

Previously on April 1, 2016, Skinvisible licensed to Kintari Int. Inc. the exclusive rights to our existing line of cosmeceutical products plus the exclusive rights to any future cosmeceutical products developed by Skinvisible plus the right-of-first-refusal on our existing OTC products plus the right-of-first-refusal to any future OTC products developed by us in exchange for a 100% equity position in Kintari Int. Inc. This inter-company agreement has now been dissolved and all rights still remain with Skinvisible Pharmaceuticals, Inc., as the original intent was for Kintari to operate as its own company; however, this did not transpire. There is no change to the ownership as Skinvisible continues to own 100% of Kintari Int. Inc. and all rights thereof. Kintari USA Inc. and Kintari Canada Inc. both continue to sell Kintari branded products through direct sales and online.

DermSafe®, our hand sanitizer formulated with Invisicare® and chlorhexidine gluconate has been launched in Canada by our subsidiary Kintari Canada Inc. where it has Health Canada approval. We launched DermSafe in August, 2016 in Canada through our Kintari Canadian website for retail customers only. DermSafe is an alcohol free hand sanitizer that products against 99% of all germs. We are currently seeking licensees and/or distributors to begin the sale of DermSafe in South America and in the EU.

Kintari Products in China:

On September 8, 2016, Kintari Int. Inc. signed an exclusive distribution agreement with EDFA Morgan Capital Co. Ltd. (“EMC”), located in Shenzhen, China, for Kintari® branded products for the territory of Greater China, which includes China, Hong Kong, Macau, Taiwan, Singapore, Malaysia and Thailand. That agreement has been cancelled by mutual agreement in order to maximize exportation opportunities of products to Greater China. A new agreement has been signed between Skinvisible Pharmaceuticals, Inc. and an EMC associated company known as InterSpace Global Inc. InterSpace Global Inc. is an exporter of “Made in USA” products and has offices in Salt Lake City, Utah and Shenzhen, China. This new agreement provides for a more efficient export of Skinvisible’s products from the USA and Canada into Greater China (Includes China, Hong Kong, Macau, Taiwan, Singapore, Malaysia and Thailand). It also now includes an expansion of the original agreement to include Korea.

According to the agreement, InterSpace Global Inc. will sell Kintari products to Chinese consumers through a network of online shopping malls and other channels.

In addition to DermSafe, Skinvisible will supply its Kintari –branded portfolio of globally patented skincare products made with its Invisicare® delivery technology.

The Kintari product portfolio consists of two anti-aging products to help fight the signs of aging, a broad spectrum sunscreen along with our latest Hand & Body Lotion products. All products are made with our patented Invisicare technology.

Our anti-aging products have been developed using proven anti-aging ingredients with scientific evidence of their effectiveness at reducing the look of fine lines and wrinkles resulting in youthful looking skin. These potent ingredients will be powered by patented Invisicare technology, providing consumers with unique, effective products, which we believe cannot be duplicated.

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
6

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

Topical and Transdermal Cannabis:

On September 15, 2016, we licensed the exclusive world rights to our topical and transdermal cannabis products formulated with Invisicare to CannaSkin, LLC, a cannabis product licensing company with international contacts in the medical marijuana industry.

CannaSkin has the exclusive license to manufacture, market and sub-license our new cannabis products. Their targets will initially include facilities in the 29 United States jurisdictions currently approved for medical marijuana. Skinvisible has successfully formulated high-quality topical and transdermal cannabinoid products containing CBD and in the near future will add THC. CBD has proven to have many therapeutic effects and it does not produce the "high" associated with THC. Cannabinoids have been used for pain management and to treat many skin conditions, from acne, eczema, psoriasis, skin cancer, to anti-aging, due to their anti-oxidant and anti-inflammatory properties. Our Invisicare technology allows for the superior binding of these products to the skin, a controlled release of the cannabinoids both topically and transdermally, as well as providing patent protection. Cannabis is being touted as a groundbreaking health solution and Skinvisible plans to bring science-based, patent protected products into this emerging market.

Capitalize On Current Licensees:

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

Sales and Royalties: Skinvisible receives a royalty based on net sales of ProCort. This past year Women's Choice Pharmaceuticals LLC partnered with Advanced Medical Enterprises, LLC to market ProCort® in Puerto Rico. With over thirty pharmaceutical sales reps calling on OBGYNs in the US, Women’s Choice has been successfully growing their sales of ProCort® and we look forward to continued increased growth in 2017. Women’s Choice is seeking to form other strategic alliances in order to increase its sales efforts by targeting new territories and targeting medical specialists which previously were not called upon

Additional Skinvisible Products

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

Increasing The Value of Skinvisible’s Pipeline:

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

  Launch of our DermSafe® hand sanitizer in Canada either under Kintari or a licensee. In 2013, we commissioned an independent laboratory to further analyze the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. In 2013, we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9.

  We have developed two cannabis-based products with CBD from hemp (non-psychoactive) and will continue to develop an entire line of cannabis-based products which will include CBD and THC from marijuana. The cannabis market that Skinvisible has entered is vast and one of the fastest growing markets. There is a growing positive public opinion regarding the cannabis industry due to the increasing amount of encouraging scientific research proving the benefits and the increasingly supportive cannabis laws. The legal marijuana industry (medical and recreational) in the USA has reached over $6 billion in annual sales and is expected to increase to over $20 billion by 2020. In Canada, where the entire country is primed to add recreational marijuana nationally this year, the market is projected to reach $2.5 billion, with some future estimates at a staggering $10 to $22 billion annually. Skinvisible is poised to be a part of this expanding market. It is part of the ancillary cannabis market as Skinvisible does not sell or touch cannabis; it sells its proprietary Invisicare polymers coupled with proven product formulations and services to its licensees. Skinvisible will help bring science-based, patent protected products into this emerging industry.

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

Cannabis Regulations

Skinvisible has entered the ancillary cannabis market. Currently cannabis (THC) is approved for sale for medical purposes in 28 states plus DC. Of these states, eight are also approved for recreational sales. These regulations are evolving and Skinvisible continues to monitor the effect on its product development and licensing plans. As stated previously, Skinvisible “does not touch the leaf”, instead it sells its Invisicare® technology to its licensee in the cannabis industry. It is Skinvisible full intent to continue to always comply with state and federal laws.

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

Employees

We currently have three employees, including our sole officer Terry Howlett.

Subsidiaries

We conduct our operations through our wholly-owned subsidiaries, Skinvisible Pharmaceuticals, Inc. and Kintari Int. Inc.

Item 1A. Risk Factors

Risks Related to Our Financial Condition and our Business

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

Our auditors, in their opinion dated April 17 , 2017 have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $500,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

We need to raise additional funds to achieve our future strategic objectives, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•  launch, develop and enhance our existing products;

•  continue to expand our product base, sales and/or marketing efforts;

•  hire, train and retain employees; or

•  respond to competitive pressures or unanticipated working capital requirements.

Our inability to do any of the foregoing could reduce our ability to compete successfully and adversely affect our results of operations.

If our products are not deemed desirable and suitable for purchase and we cannot establish a customer base, we may not be able to generate sufficient revenues, which would result in a failure of the business and a loss of any investment one makes our company.

The acceptance of our products is critically important to our success. We cannot be certain that the products that we will be offering will be appealing and as a result there may not be any demand for these products and our sales could be limited and we may never realize any significant revenues. In addition, there are no assurances that if we alter or change the products we offer in the future that the demand for these new products will develop and this could adversely affect our business and any possible revenues.

If demand for the products that we plan to offer slows, then our business would be materially affected.

Demand for products, which we intend to sell, depends on many factors, including:

•   the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products;

•  the competitive environment in the skin care sector may force us to reduce prices below our desired pricing level or increase promotional spending;

•   our ability to anticipate changes in consumer preferences and to meet customers’ needs for skin care products in a timely cost-effective manner;

•   our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,

•   our ability to identify and respond successfully to emerging trends in the skin care and personal care industries.

For the long term, demand for the products we plan to offer may be affected by:

•   the ability to establish, maintain and eventually grow market share in a competitive environment;

•   our ability to deliver our products in the markets we intend to service, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability; and

•   restrictions on access to North American markets and supplies.

All of these factors could result in immediate and longer term declines in the demand for the products that we plan to offer, which could adversely affect our sales, cash flows and overall financial condition.

Because we are new in the marketplace, we may not be able to compete effectively and increase market share.

Our current and potential competitors may have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. Our competitors may also be able to adopt more aggressive pricing policies and devote greater resources to the development, marketing and sale of their products and services than we can. To be competitive, we must continue to invest significant resources in sales and marketing. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

Because we rely on third parties to manufacture our products, we are subject to factors outside of our control to meet our standards or timelines.

Our products are manufactured by three third-party manufacturing companies on a purchase order basis. No contractual arrangement are currently in place, except for standard confidentiality agreements. We are dependent on the timeliness and effectiveness of our third-part manufacturers’ efforts.

Failure or lack of reliability in the manufacture of our products is likely to result in loss of business. Among other risks:

•   Our products may fail to provide the expected results;

•  We may experience limited availability of quality ingredients for manufacturing;

•   We may experience poor quality manufacturing;

•   Our products may have new competition from other companies attempting to duplicate our formulas; and

•   Our customers could experience results different from our test results.

Like other retailers, distributors and manufacturers of skin care and personal care products, we face an inherent risk of exposure to product liability claims in the event that the use of the products that we sell results in injury.

We may be subjected to various product liability claims, including claims that the products we sell contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, we may be forced to defend lawsuits. We cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on the business. Moreover, we may not have adequate resources in the event of a successful claim against us. The successful assertion of product liability claim against us could result in potentially significant monetary damages. In addition, interactions of the products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

We may also be exposed to claims relating to product advertising or product quality. People may purchase our products expecting certain physical results, unique to skin care and personal care products. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution.

If our products become contaminated, our business could be seriously harmed.

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

Our business may be adversely affected by unfavorable publicity within the skin care markets.

Management believes that the skin care market and personal care markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of our dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of our products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on our business, financial condition and results of operations. We are highly dependent upon consumers’ perceptions of the safety and quality of the products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that skin care or personal care products may be harmful or questioning their efficacy could have a material adverse effect on our business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

As we intend to conduct international business transactions, we will be exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We intend to promote and sell our products internationally. Our international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

•   new and different legal and regulatory requirements in local jurisdictions;

•   potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;

•   risk of nationalization of private enterprises by foreign governments;

•   legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and,

•   local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

We may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where we will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on our base operations and upon our financial condition and results of operations.

Since our products will be available over the Internet in foreign countries and we plan to have customers residing in foreign countries, foreign jurisdictions may require us to qualify to do business in their country. We will be required to comply with certain laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

Because of the nature of our products, we may be subject to government regulations or laws that increase our costs of operations or decrease our ability to generate income.

Any failure by us, or by any third party that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have a material adverse effect on our business.

Our commercial success depends significantly on our ability to develop and commercialize our potential products without infringing the intellectual property rights of third parties.

Our commercial success will depend, in part, on operating our business without infringing the patents or proprietary rights of third parties. Third parties that believe we are infringing on their rights could bring actions against us claiming damages and seeking to enjoin the development, marketing and distribution of our products. If we become involved in any litigation, it could consume a substantial portion of our resources, regardless of the outcome of the litigation. If any of these actions are successful, we could be required to pay damages and/or to obtain a license to continue to develop or market our products, in which case we may be required to pay substantial royalties. However, any such license may not be available on terms acceptable to us or at all. Ultimately, we could be prevented from commercializing a product or forced to cease some aspect of our business operations as a result of patent infringement claims, which would harm our business.

The implementation of our business plan relies on our ability to manage growth. If we are not able to manage the growth, our business plan may not be successfully implemented.

We expect to expand our operations by increasing our sales and marketing efforts, research and development activities, and escalating our services. The anticipated growth could place a significant strain on our management, and operational and financial resources. Effective management of the anticipated growth shall require expanding our management and financial controls, hiring additional appropriate personnel as required, and developing additional expertise by existing management personnel. However, there can be no assurances that these or other measures we may implement shall effectively increase our capabilities to manage such anticipated growth or to do so in a timely and cost-effective manner. Moreover, management of growth is especially challenging for a company with a short revenue generating history and limited financial resources, and the failure to effectively manage growth could have a material adverse effect on our operations.

Our success depends on continuing to hire and retain qualified personnel, including our director and officers and our technical personnel.  If we are not successful in attracting and retaining these personnel, our business will suffer.

Our success depends substantially on the performance of our management team and key personnel. Currently, we have four employees, including our CEO Terry Howlett. All our employees with the exception of our bookkeeper are full-time employees. Due to the specialized technical nature of our business, we are particularly dependent on our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

Our ability to attract new distributors and customers and expand our products into new lucrative markets is highly dependent on our ability to continue to invest in research and development resources.

We have invested in laboratory facilities and equipment in order to increase, expand or update our research and development capabilities. Changes in our technology or development opportunities beyond currently established laboratory capabilities shall require further investment. However, there can be no assurances that we shall generate sufficient funds from operations to finance any required investment or that other sources of funding shall be available. Additionally, there can be no guarantees that any future expansion shall not negatively affect earnings.

If we are unable to attract new distributors and customers, or if our existing distributors and customers do not purchase additional products, the growth of our business and cash flows will be adversely affected.

To increase our revenues and cash flows, we must regularly add distributors and customers and sell additional products to our existing distributors and customers. If we are unable to sell our products to customers that have been referred to us, unable to generate sufficient sales leads through our marketing programs, or if our existing or new distributors and customers do not perceive our products to be of sufficiently high value and quality, we may not be able to increase sales and our operating results would be adversely affected. In addition, if we fail to sell new products to existing distributors and customers or new distributors and customers, our operating results will suffer, and our revenue growth, cash flows and profitability may be materially and adversely affected.

Key management personnel may leave us, which could adversely affect our ability to continue operations.

We are entirely dependent on the efforts of our management because of the time and effort that they devote to us. They are in charge of overseeing all development strategies, supervising any/all future personnel, and the implementation of our business plan. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Securities

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

Our common stock is quoted under the symbol “SKVI” on the OTCQB operated by OTC Markets Group, Inc, an electronic inter-dealer quotation medium for equity securities. We do not currently have an active trading market. There can be no assurance that an active and liquid trading market will develop or, if developed, that it will be sustained.

Our securities are very thinly traded. Accordingly, it may be difficult to sell shares of our common stock without significantly depressing the value of the stock. Unless we are successful in developing continued investor interest in our stock, sales of our stock could continue to result in major fluctuations in the price of the stock.

Our common stock price may be volatile and could fluctuate widely in price, which could result in substantial losses for investors.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

  technological innovations or new products and services by us or our competitors;
  government regulation of our products and services;
  the establishment of partnerships with other technology companies;
  intellectual property disputes;
  additions or departures of key personnel;
  sales of our common stock
  our ability to integrate operations, technology, products and services;
  our ability to execute our business plan;
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  periodtoperiod fluctuations in our financial results.

Because we have nominal revenues to date, you should consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid cash dividends in the past and do not expect to pay cash dividends in the future on our common stock. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends on our common stock will depend on earnings, financial condition and other business and economic factors at such time as the board of directors may consider relevant. If we do not pay cash dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

As a new investor, you will experience substantial dilution as a result of future equity issuances.

In the event we are required to raise additional capital it may do so by selling additional shares of common stock thereby diluting the shares and ownership interests of existing shareholders.

Because we are subject to the “Penny Stock” rules, the level of trading activity in our stock may be reduced.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty Purchasers may experience in attempting to liquidate such securities.

Provisions in the Nevada Revised Statutes and our Bylaws could make it very difficult for an investor to bring any legal actions against our directors or officers for violations of their fiduciary duties or could require us to pay any amounts incurred by our directors or officers in any such actions.

Members of our board of directors and our officers will have no liability for breaches of their fiduciary duty of care as a director or officer, except in limited circumstances, pursuant to provisions in the Nevada Revised Statutes and our Bylaws as authorized by the Nevada Revised Statutes. Specifically, Section 78.138 of the Nevada Revised Statutes provides that a director or officer is not individually liable to the company or its shareholders or creditors for any damages as a result of any act or failure to act in his or her capacity as a director or officer unless it is proven that (1) the director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer and (2) his or her breach of those duties involved intentional misconduct, fraud or a knowing violation of law. This provision is intended to afford directors and officers protection against and to limit their potential liability for monetary damages resulting from suits alleging a breach of the duty of care by a director or officer. Accordingly, you may be unable to prevail in a legal action against our directors or officers even if they have breached their fiduciary duty of care. In addition, our Bylaws allow us to indemnify our directors and officers from and against any and all costs, charges and expenses resulting from their acting in such capacities with us. This means that if you were able to enforce an action against our directors or officers, in all likelihood, we would be required to pay any expenses they incurred in defending the lawsuit and any judgment or settlement they otherwise would be required to pay. Accordingly, our indemnification obligations could divert needed financial resources and may adversely affect our business, financial condition, results of operations and cash flows, and adversely affect prevailing market prices for our common stock.

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. We signed an addendum to our lease on January 18, 2017, which extends the term until March 31, 2018. Rent is $3,596.60 per month plus all applicable CAM charges.

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

Fiscal Year Ending December 31, 2015
Quarter Ended	High $	Low $
December 31, 2015	0.042	0.023
September 30, 2015	0.049	0.015
June 30, 2015	0.052	0.025
March 31, 2015	0.06	0.038

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	0.0289	0.0081
September 30, 2016	0.0236	0.0068
June 30, 2016	0.02	0.0042
March 31, 2016	0.032	0.0136

On April 7, 2017, the last sales price per share of our common stock on the OTCQB was $.0365.

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

Holders of Our Common Stock

As of March 31, 2017, we had 123, 935,319 shares of our common stock issued and outstanding, held by 187 shareholders of record, other than those held in street name.

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

On March 2, 2017, we granted an option to purchase 200,000 shares of our common stock to a consultant. The option has a strike price of $0.03. The stock option was exercisable upon grant and have a life of 3 years.

On November 29, 2016, we issued 1,000,000 shares of our common stock pursuant to a conversion agreement to settle $10,000 in outstanding convertible debt .

On October 31, 2016, we issued 3,333,350 shares of our common stock and warrants to purchase 1,666,675 shares of common stock, exercisable at $0.025, for a cash investment of $50,000.

On October 21, 2016, we issued 1,000,000 shares of our common stock to two consultants for services.

On February 2, 2016, we issued 400,000 shares of our common stock each to two consultants for services related our financing.

On February 2, 2016, we entered into a promissory note and pursuant to its terms we issued the holder 250,000 shares of our common stock valued at $0.02 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2016.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2016

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	8,450,000	$0.05	1,550,000
Equity compensation plans not approved by security holders	2,800,000	$0.02	-
Total	11,250,000	$0.03	1,550,000

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

Results of Operations for the Years Ended December 31, 2016 and 2015

Revenues

Our total revenue from product sales, royalties on patent licenses and license fees for the year ended December 31, 2016 was $108,890, a decrease from $174,635 for the year ended December 31, 2015.

The decrease in revenue for the year ended December 31, 2016 was mainly due to a reduction in product sales. We hope to achieve increased revenues in 2017, as a result of our distribution agreement in China and our license agreement in the cannabis industry, along with our direct and online sales of Kintari products.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2016 decreased to $37,055 from the prior year when cost of revenues was $56,898. Our cost of revenues decreased for the year ended December 31, 2016 over the prior year period as a result of decreased product sales. We expect our cost of revenues to increase as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the year ended December 31, 2016 was $71,835, or approximately 66% of sales. Gross profit for the year ended December 31, 2015 was $117,737, or approximately 67% of sales.

Operating Expenses

Operating expenses decreased to $913,539 for the year ended December 31, 2016 from $1,198,284 for the year ended December 31, 2015. Our operating expenses for the year ended December 31, 2016 consisted mainly of accrued salaries and wages of $369,324, consulting fees of $221,876, depreciation and amortization expenses of $57,648, rent of $43,245, accounting and audit expenses of $33,046 office expenses of $26,453, and legal fees of $35,630. In comparison, our operating expenses for the year ended December 31, 2015 consisted mainly of salaries and wages of salaries and wages of $328,931, salaries and wages of $185,911, commissions of $133,215, consulting fees of $131,301, travel of $73,745, depreciation and amortization expenses of $58,008, rent of $43,478 and accounting and audit expenses of $35,092.

Other Expenses

We had other expenses of $1,209,143 for the year ended December 31, 2016, compared with other expenses of $909,664 for the year ended December 31, 2015. This was largely the result of $1,268,509 we paid in interest expenses for the year ended December 31, 2016 from $915,214 in the prior period ended December 31, 2015.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $3,444,010 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $119,880 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

Net loss for the year ended December 31, 2016 was $2,050,847 compared to net loss of $1,990,211 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had total current assets of $93,832 and total assets in the amount of $339,597. Our total current liabilities as of December 31, 2016 were $6,447,804. We had a working capital deficit of $6,353,972 as of December 31, 2016.

Operating activities used $244,382 in cash for the year ended December 31, 2016, as compared with $852,735 for the year ended December 31, 2015. Our net loss of $2,050,847 was the main component of our negative operating cash flow, offset mainly by an increase in accounts payable and accrued liabilities of $785,415, amortization of debt discount of $648,139 and an increase in accrued interest of $223,914.

Cash flows used by investing activities during the year ended December 31, 2016 was $0, as compared with $5,726 for the year ended December 31, 2015, as a result of the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended December 31, 2016 amounted to $247,401, as compared with $661,859 for the year ended December 31, 2015. Cash flows for the year ended December 31, 2016 mainly consisted of $108,000 in proceeds from convertible debt, $77,000 in proceeds on notes payable, $75,000 in proceeds from the sale of our common stock and $60,501 in proceeds from related party debt, offset by $47,500 in payments on convertible debts and $25,600 in principal payments on notes payable.

The features of the debt instruments and payables concerning our financing activities for 2016 are detailed in the footnotes to our financial statements.

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

Off Balance Sheet Arrangements

As of December 31, 2016, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,882,199 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm as of December 31, 2015
F-2	Report of Independent Registered Public Accounting Firm as of December 31, 2016
F-3	Consolidated Balance Sheets as of December 31, 2016 and 2015
F-4	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2016 and 2015
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
F-7	Notes to Consolidated Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

We have audited the accompanying balance sheet of Skinvisible, Inc. as of December 31, 2015, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Las Vegas, Nevada

April 7, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

We have audited the accompanying balance sheet of Skinvisible, Inc. as of December 31, 2016 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2016. Skinvisible, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Skinvisible, Inc. as of December 31, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital at December 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

April 17, 2017

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$3,019	$—
Accounts receivable	9,974	5,000
Inventory	79,694	90,972
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	93,832	97,117

Fixed assets, net of accumulated depreciation of $326,867 and $325,855, respectively	683	1,695
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $401,087 and $344,451, respectively	245,082	301,718

Total assets	$339,597	$400,530

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$808,014	$529,245
Accounts payable related party	25,960
Bank overdraw	—	1,340
Accrued interest payable	759,757	539,247
Loans from related party	70,270	9,769
Loans payable	2,332,900	1,845,500
Convertible notes payable, net of unamortized debt discount of $71,827 and $141,510, respectively	1,329,163	1,205,576
Convertible notes payable related party, net of unamortized discount of $1,690,613 and $895,079, respectively	1,121,740	1,495,948
Total current liabilities	6,447,804	5,626,625

Loans payable	—	436,000

Total liabilities	6,447,804	6,062,625

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 123,835,319 and 115,701,969 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	123,835	115,702
Shares Payable	10,000	—
Additional paid-in capital	23,640,157	22,053,555
Accumulated deficit	(29,882,199)	(27,831,352)
Total stockholders' deficit	(6,108,207)	(5,662,095)

Total liabilities and stockholders' deficit	$339,597	$400,530

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years ending
	December 31, 2016	December 31, 2015

Revenues	$108,890	$174,635

Cost of revenues	37,055	56,898

Gross profit	71,835	117,737

Operating expenses
Depreciation and amortization	57,648	58,008
Selling general and administrative	855,891	1,140,276
Total operating expenses	913,539	1,198,284

Loss from operations	(841,704)	(1,080,547)

Other income and (expense)
Other income	5	26
Interest expense	(1,268,509)	(915,214)
Gain (loss) on extinguishment of debt	59,361	5,524
Total other expense	(1,209,143)	(909,664)

Net loss	$(2,050,847)	$(1,990,211)

Basic loss per common share	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	118,471,104	113,959,311

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total Stockholders Deficit

Balance, December 31, 2014 (audited)	111,813,969	111,814	21,378,656		(25,841,141)	$ (4,350,671)

Issuance of stock for cash	2,000,000	2,000	78,000		-	80,000

Issuance of stock for conversion of debts	1,250,000	1,250	23,750		-	25,000

Shares issued for settlement of accounts payable	388,000	388	11,988		-	12,376

Issuance of warrants and options for services	250,000	250	13,550		-	13,800

Financing costs related to convertible notes payable	-	-	547,611		-	547,611

Net loss	-	-	-		(1,990,211)	(1,990,211)

Balance, December 31, 2015 (audited)	115,701,969	115,702	22,053,555		(27,831,352)	(5,662,095)

Issuance of stock for cash	5,833,350	5,833	69,167		-	75,000

Shares issued for services	2,300,000	2,300	43,125		-	45,425

Shares issued for settlement of convertible notes				10,000	-	10,000

Warrants issued for services	-	-	100,320		-	100,320

Financing costs related to convertible notes payable			1,373,990			1,373,990

Net loss	-		-		(2,050,847)	(2,050,847)

Balance, December 31, 2016 (audited)	123,835,319	123,835	23,640,157	10,000	(29,882,199)	(6,108,207)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years Ended
	December 31, 2016	December 31, 2015

Cash flows from operating activities:
Net loss	$(2,050,847)	$(1,990,211)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	57,648	58,008
Stock-based compensation	145,746	13,800
Bank overdraft	(1,340)	1,340
Amortization of debt discount	648,139	412,006
Gain on extinguishment of debt	(59,361)	(5,524)
Changes in operating assets and liabilities:
Increase in inventory	11,278	(7,817)
Decrease in accounts receivable	(4,974)	4,457
Increase in accounts payable and accrued liabilities	785,415	470,070
Increase in accrued interest	223,914	191,136
Net cash used in operating activities	(244,382)	(852,735)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	(5,726)
Net cash used in investing activities	—	(5,726)

Cash flows from financing activities:
Proceeds from sale of common stock	75,000	80,000
Proceeds from related party loans, net of payments	60,501	7,859
Payments on notes payable	(25,600)	(94,500)
Proceeds from notes payable	77,000	436,000
Proceeds from convertible notes payable	108,000	232,500
Payments on convertible notes payable	(47,500)	—
Net cash provided by (used in) financing activities	247,401	661,859

Net change in cash	3,019	(196,602)

Cash, beginning of period	—	196,602

Cash, end of period	$3,019	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$32,173	$232,956
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses convereted to notes	$419,325	$343,687
Benefitial conversion feature	$1,373,989	$547,611
Common stock issued on extiguishment of debts	$—	$25,000

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $29,882,199 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $3,019 and $0 in cash and cash equivalents as of December 31, 2016 and December 31, 2015, respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2016, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended December 31, 2016 and 2015 totaled $145,746 and $13,800, respectively.

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

Recently issued accounting pronouncements

The Company has evaluated the all recent accounting pronouncements through ASU 2017-07, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

2. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(326,867)	(325,855)
Fixed assets, net of accumulated depreciation	$683	$1,695

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Depreciation expense for the years ended December 31, 2016 and 2015 was $1,012 and $1,580, respectively.

3. INVENTORY

Inventory consist of the following as of December 31, 2016 and December 31, 2015:

	December 31, 2016	December 31, 2015
Shipping and Packing materials	$10,274	$11,651
Marketing Supplies	17,139	19,346
Finished Goods	32,998	19,082
Raw Materials	19,283	40,893
Total	$79,694	$90,972

4.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2016, patents and trademarks total $646,169, net of $401,087 of accumulated amortization. Amortization expense for the years ended December 31, 2016 and 2015 was $56,636 and $56,428, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2016.

5. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the year ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	8.450.000	$0.05

Options granted and assumed	4,150,000	$0.02
Options expired	1,350,000	$0.04
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2016	11,250,000	$0.03

As of December 31, 2016, all stock options outstanding are exercisable.

On February 10, 2016, the Company granted stock options for 4,150,000 options to purchase shares of its common stock to its officers and directors. The options have a strike price of $0.02. The stock options were exercisable upon grant and have a life of 5  years. The stock options were valued at $99,167 using the Black-Scholes option pricing model.   The Company recorded an expense of $99,197 for the years ended December 31, 2016.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2016.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2015	2,969,750	$0.06

Warrants granted and assumed	3,327,675	0.02
Warrants expired	1,344,750	0.06
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2016	4,952,675	$0.03

All warrants outstanding as of December 31, 2016 are exercisable.

6. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the year ending December 31, 2016 the Company made principal payments of $nil.

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. For the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." As of December 31, 2016, $980,000 in notes have reached their initial maturity date. Note holders of $20,000 in debt executed agreements extending their notes for an additional 12 months upon the same terms. The extended notes fully matured on November 6, 2016.

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

On June 28, 2016, we entered into a promissory note pursuant to which we borrowed $10,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest was due on December 31, 2016.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

As of December 31, 2016, $2,332,900 of the Notes were due in less than 12 months and have been classified as current notes payable.

7.    RELATED PARTY TRANSACTIONS

During the year ended 2016, officers of the Company advanced $59,700 to support the daily operations of the company. The advance is due on demand and bears no interest. $5,269 in advances were repaid during the year ending December 31, 2016.

On October 8, 2016, the Company entered into a 10% unsecured note payable to an employee and received total proceeds of $5,070. The note is due on December 31, 2016. $4,000 of principal was repaid during the year ending December 31, 2016.

On October 11, 2016, the Company entered into a 10% unsecured note payable to an employee and received total proceeds of $5,000. The note is due on December 31, 2016.

As of December 31, 2016, $70,270 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

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

On July 28, 2015, the Company entered into a convertible promissory note pursuant to which it borrowed $47,500. Interest under the convertible promissory note is 8% per annum, and the principal and all accrued but unpaid interest is due on April 30, 2016. The note was convertible at any time following 180 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 58% of the lowest average three day market price of our common stock during the 10 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 9.99% of the Company’s outstanding shares of common stock.

The Company determined the value associated with the beneficial conversion feature in connection with the notes negotiated on July 28, 2015 to be $44,634. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,497 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

During the year ended December 31, 2016, the Company paid $72,458 to the note holder to settle the note in full. The payment included interest and prepayment penalties of $24,958.

	-	47,500
Unamortized debt discount	-	(19,497)
Total, net of unamortized discount	-	28,003

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $58,928 during the year ended December 31, 2016. The original issue discount feature is valued under the intrinsic value method.

	135,000	135,000
Unamortized debt discount	(47,980)	(106,908)
Total, net of unamortized discount	87,020	28,092

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 17, 2015 to be $16,648. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,648 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $21,819. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $21,819 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $29,109 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

	38,000	-
Unamortized debt discount	(4,055)	-
Total, net of unamortized discount	33,945	-

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,120 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

	20,000	-
Unamortized debt discount	(7,929)	-
Total, net of unamortized discount	12,071	-

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,865 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

	15,000	-
Unamortized debt discount	(11,863)	-
Total, net of unamortized discount	3,137	-

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 31, 2016 to be $32,121. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $32,121 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method

	53,404	-
Unamortized debt discount	-	-
Total, net of unamortized discount	53,404	-

	$1,329,163	$1,205,576

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

9. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	December 31,	December 31,
	2016	2015

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $166,969 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance. The Company settled $89,340 of the outstanding balance through the issuance of a new note on October 19, 2016

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $60,602 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	982,253	1,071,593
Unamortized debt discount	(921,651)	(166,969)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $41,692 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method. On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance. The Company settled $21,716 of the outstanding balance through the issuance of a new note on October 19, 2016

	299,316	321,032
Unamortized debt discount	(20,618)	(62,310)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $36,497 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(36,384)	(72,881)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,185 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(21,160)	(35,345)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,022 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	(37,944)	(56,966)

On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $23,676 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	118,126	118,126
Unamortized debt discount	(58,934)	(82,610)

On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,111 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	40,558	40,558
Unamortized debt discount	(22,227)	(30,338)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,514  during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	65,295	65,295
Unamortized debt discount	(34,443)	(45,957)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $68,455 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	343,687	343,687
Unamortized debt discount	(273,248)	(341,703)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $165 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	3,600	-
Unamortized debt discount	(709)	-

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $993 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	33,333	-
Unamortized debt discount	(7,408)	-

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,858 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.	192,417	-
Unamortized debt discount	(25,507)	-

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $89 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	2000	-
Unamortized debt discount	(923)	-

On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $105 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	3,600	-
Unamortized debt discount	(1,975)	-

On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,716 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	111,056	-
Unamortized debt discount	(41,208)	-

On December 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $102 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method.

	186,375	-
Unamortized debt discount	(186,273)	-

	$1,121,740	$1,495,948

F-14

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

10. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 123,835,319 and 115,701,969 issued and outstanding shares of common stock as of December 31, 2016 and December 31, 2015, respectively.

On November 29, 2016, 1,000,000 shares of the Company’s common stock were authorized to be issued per a conversion agreement to settle $10,000 in outstanding convertible debt. As of the date December 31, 2016 the shares had not been issued and are reflected as shares payable on the Company’s balance sheet at year end.

On October 31, 2016, 3,333,350 shares of the Company’s common stock and 1,666,675 warrants exercisable at $0.025 were issued for a cash investment of $50,000.

On October 21, 2016, 1,000,000 shares of the Company’s common stock were issued to two consultants for services. The shares were fair valued at $6,150 or $0.123 per share.

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

11. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2016, are as follows:

2017 - 41,684

2018 - 10,790

Rental expense, resulting from operating lease agreements, approximated $43,245 and $43,478 for the years ended December 31, 2016 and 2015, respectively.

F-15

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

Kintari USA Inc. commenced business in January 2015 in the U.S. and Kintari Canada  Inc. in September 2016. Kintari Int. Inc. is the parent company to Kintari USA Inc. and Kintari Canada Inc. These companies will be used as operating entities to market and sell the products. Kintari Int. Inc. will need to raise capital of at least $2 million to assist with its development and payments to the Company.

12.    INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,584,118 which is calculated by multiplying a 34.5% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

F-16

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

The components of the Company's deferred tax asset as of December 31, 2016 and 2015 are as follows:

For the period ended December 31,	2016	2015
Book loss for the year	$(2,050,847)	$(1,990,211)
Adjustments:
Book to tax depreciation expense	14,669	14,817
Prior period adjustment	—	442
Non-deductible portion of travel and entertainment	1,584	5,137
Non-deductible amortization of debt discount	648,139	412,006
Non-deductible portion of stock compensation	145,746	13,800
Non-deductible accrued salaries and wages	368,323	328,931
Non-deductible penalties
Tax loss for the year	(872,386)	(1,215,078)
Estimated effective tax rate	34.5%	34.5%
Deferred tax asset	$(300,973)	$(419,202)

As of December 31,	2016	2015
Deferred tax asset	$4,584,118	$4,283,145
Valuation allowance	(4,584,118)	(4,283,145)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2016	$872,386	2036
2015	$1,215,078	2035
2014	$1,300,779	2034
2013	$830,584	2033
2012	$581,538	2032
2011	$197,306	2026
2010	$617,306	2025
2009	$1,153,315	2024
2008	$1,131,018	2023
2007	$907,491	2022
2006	$1,191,128	2021
2005	$763,406	2020
2004	$2,525,963	2019
Total	$13,287,298

The Company will file its U.S. federal return for the year ended December 31, 2016 upon the issuance of this filing. The tax years 2012-2015 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

13.    SUBSEQUENT EVENTS

On March 2, 2017, the Company granted stock options for 200,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years.

F-17

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On September 13, 2016, Seale & Beers, CPAs, (the “Former Accountant”) informed us that the Former Accountant was in the process of being acquired by AMC Auditing, LLC. As a result of the acquisition, on November 7, 2016, the Former Accountant resigned as our independent registered public accounting firm and we engaged AMC Auditing, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors.

We filed a Form 8-K on November 8, 2016 with the Securities and Exchange Commission regarding the change in independent accounting firm.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2017 1: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2016.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	69	Chief Executive Officer, Chief Financial Officer, & Director
Greg McCartney	65	Director

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

For the fiscal year ending December 31, 2016, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2016 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2015, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2016:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	1	8	0
Greg McCartney Director	0	6	0
Lutz Family Trust	0	0	0
Doreen McMorran	0	11	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2016 and 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2016 2015	200,000 180,000	___ 2,392	- -	40,623 -	- -	- -	- -	____(1) 182,392(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2016 was $2,740.

(2) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2015 was $20,179.

Narrative Disclosure to the Summary Compensation Table

We granted Terry Howlett the right to convert his accrued compensation of $177,213 as of December 31, 2015 into our common stock at $0.02 per share at any time until December 31, 2020. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 4,430,325 shares of common shares at a strike price of $0.02 per share.

We granted Mr. Howlett the right to convert his accrued compensation of $197,260 as of December 31, 2016 into our common stock at prices ranging from $0.01 to $0.02 per share at any time until 2021. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 7,401,000 shares of common shares at a strike price of $0.02 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 400,000 200,000 1,000,000 1,000,000 1,000,000	- - - - - -	- - - - - -	0.04 0.04 0.04 0.04 0.05 0.06	10/19/2018(5) 1/30/2018(2) 1/3/2016(3) 1/20/2019(4) 12/7/2019(6) 11/14/2015	- - - - -	- - - - -	- - - - -	- - - - - -
	1,700,000	-	-	0.02	2/10/2021	-	-	-	-

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

(5) On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years

(6) On October 17, 2014, our Board of Directors approved to extend the expiration date 5 years

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2016.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney		14,400	10,753				25,153

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

We pay our independent directors a monthly fee of $1,200.

We granted Greg McCartney the right to convert his accrued director compensation of $14,400 as of December 31, 2016 into our common stock at $0.01 per share at any time until December 31, 2021. If exercised, we also agreed to issue a three year warrant to Mr. McCartney to purchase an aggregate amount of 540,000 shares of common shares at a strike price of $0.02 per share.

We granted Mr. McCartney a three year option to purchase 450,000 shares at an exercise price of $0.02 per share.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2017, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	141,374,180 shares	55%
Common	Greg McCartney(5)	5,098,500 shares	4%
Total of All Directors and Executive Officers:		70,448,950 shares	39%

More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		10,998,300 shares	9%
Doreen McMorran(7)		146,692,447 shares	55%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 123,935,319 shares of common stock issued and outstanding on March 31, 2017.
(4)	Includes 7,723,248 shares held in his name as indicated on our shareholder list, and 133,650,932 shares of common stock held in derivative securities as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on March 28, 2017.
(5)	Includes 998,500 shares held in his name as indicated on our shareholder list, and 4,100,000 shares of common stock held in derivative securities as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on March 28, 2017.

(6)	As stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on January 25, 2010.
(7)

Includes 1,800,000 shares held in her name as indicated on our shareholder list, and 144,892,447 shares of common stock held in derivative securities as stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on March 28, 2017.

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

On October 20, 2016, we extended and revised a 2011 promissory note in favor of Mr. Howlett in the principal amount of $415,657. The note came due December 31, 2016. In consideration for an extension until December 31, 2019, we revised the convertible price of the principal amount of the note from $0.04 to $0.01 per share and the warrant to purchase 20,782,800 shares of common stock went from an exercise price of $0.06 to $0,02 per share.

On October 20, 2016, we extended and revised a 2011 promissory note in favor of Doreen McMorran in the principal amount of $58,437. The note came due December 31, 2016. In consideration for an extension until December 31, 2019, we revised the convertible price of the principal amount of the note from $0.04 to $0.01 per share and the warrant to purchase 2,921,800 shares of common stock went from an exercise price of $0.06 to $0,02 per share. Also on October 20, 2016, we extended and revised a 2011 promissory note in favor of Ms. McMorran in the principal amount of $179,677. The note came due December 31, 2016. In consideration for an extension until December 31, 2019, we revised the convertible price of the principal amount of the note from $0.04 to $0.01 per share and the warrant to purchase 8,983,000 shares of common stock went from an exercise price of $0.06 to $0,02 per share. Also on October 20, 2016, we extended and revised a 2011 promissory note in favor of Ms. McMorran in the principal amount of 328,481. The note came due December 31, 2016. In consideration for an extension until December 31, 2019, we revised the convertible price of the principal amount of the note from $0.04 to $0.01 per share and the warrant to purchase 16,424,000 shares of common stock went from an exercise price of $0.06 to $0,02 per share.

We granted Ms. McMorran the right to convert her accrued compensation of $152,318 as of December 31, 2016 into our common stock at prices ranging from $0.01 to $0.02 per share at any time until 2021. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 5,644,159 shares of common shares at a strike price of $0.02 per share.

We granted Ms. McMorran the right to convert her accrued compensation of $162,469 as of December 31, 2015 into our common stock at prices ranging from $0.02 to $0.04 per share at any time until 2020. If exercised, we also agreed to issue a three year warrant to Ms. McMorran to purchase an aggregate amount of 3,671,693 shares of common shares at a strike prices ranging from $0,05 to $0.02 per share.

During the year ended 2016, Terry Howlett and Doreen McMorran advanced $59,700 to support the daily operations of the company. The advance is due on demand and bears no interest. $5,269 in advances were repaid during the year ending December 31, 2016.

On October 8, 2016, we entered into a 10% unsecured note payable to Doreen McMorran and received total proceeds of $5,070. The note is due on December 31, 2016. $4,000 of principal was repaid during the year ending December 31, 2016.

On October 11, 2016, we entered into a 10% unsecured note payable to Doreen McMorran and received total proceeds of $5,000. The note is due on December 31, 2016.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$33,960	$0	$0	$0
2015	$26,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
10.1	Promissory Note, dated December 17, 2015
10.2	Promissory Note, dated October 8, 2015
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.

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
April 17, 2017

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
April 17, 2017

