Form 10-Q
period 2017-03-31
SKINVISIBLE INC
filed 2017-05-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

[ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 131,261,325 common shares as of May 12, 2017.

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2017 and 2016 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$3,605	$3,019
Accounts receivable	6,338	9,974
Inventory	78,989	79,694
Due from related party	1,145	1,145
Prepaid expense and other current assets	—	—
Total current assets	90,077	93,832

Fixed assets, net of accumulated depreciation of $326, 948 and $326,867, respectively	602	683
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $415,014 and $401,087, respectively	231,155	245,082

Total assets	$321,834	$339,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$961,093	$808,014
Accounts payable related party	38,203	25,960
Accrued interest payable	836,479	759,757
Loans from related party	73,200	70,270
Loans payable	2,347,900	2,332,900
Convertible notes payable, net of unamortized debt discount of $51,687 and $71,827, respectively	1,359,303	1,329,163
Convertible notes payable related party, net of unamortized discount of $1,545,642 and $1,690,613, respectively	1,266,709	1,121,740
Total current liabilities	6,882,887	6,447,804

Total liabilities	6,882,887	6,447,804

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 123,935,319 and 123,835,319 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	123,935	123,835
Shares payable	10,000	10,000
Additional paid-in capital	23,666,195	23,640,157
Accumulated deficit	(30,361,183)	(29,882,199)
Total stockholders' deficit	(6,561,053)	(6,108,207)

Total liabilities and stockholders' deficit	$321,834	$339,597

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	March 31, 2017	March 31, 2016

Revenues	$12,512	$28,337

Cost of revenues	1,561	4,627

Gross profit	10,951	23,710

Operating expenses
Depreciation and amortization	14,008	14,477
Selling general and administrative	151,169	323,310
Total operating expenses	165,177	337,787

Loss from operations	(154,226)	(314,077)

Other income and (expense)
Other income	3	—
Interest expense	(324,761)	(317,868)
Gain (loss) on extinguishment of debt	—	2,592
Total other expense	(324,758)	(315,276)

Net loss	$(478,984)	$(629,353)

Basic loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	123,874,879	116,200,121

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net loss	$(478,984)	$(629,353)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	14,008	14,477
Stock-based compensation	24,000	133,445
Bank overdraft	—	7,020
Amortization of debt discount	167,247	162,890
Gain on extinguishment of debt	—	(2,592)
Changes in operating assets and liabilities:
Decrease in inventory	705	3,002
Increase in accounts receivable	3,636	(1,375)
Increase in accounts payable and accrued liabilities	165,322	183,921
Increase in accrued interest	76,722	51,065
Net cash used in operating activities	(27,344)	(77,500)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Proceeds from related party loans, net of payments	2,930	9,000
Payments on notes payable	—	(24,000)
Proceeds from notes payable	15,000	57,000
Proceeds from convertible notes payable	10,000	83,000
Payments on convertible notes payable	—	(47,500)
Net cash provided by (used in) financing activities	27,930	77,500

Net change in cash	586	—

Cash, beginning of period	3,019	—

Cash, end of period	$3,605	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$17,589
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses convereted to notes	$—	$3,600
Benefitial conversion feature	$2,138	$69,032
Common stock issued on extiguishment of debts	$—	$1,008

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. DESCRIPTION OF BUSINESS AND HISTORY

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

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $30,361,183 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Skinvisible Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s goodwill, impairments and estimations of long-lived assets, revenue recognition on percentage of completion type contracts, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents. There are $3,605 and $3,019 in cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments – The carrying amounts reflected in the balance sheets for cash, accounts payable and accrued expenses approximate the respective fair values due to the short maturities of these items.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2017 and 2016 totaled $24,000 and $133,445, respectively.

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

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2017-09, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(326,948)	(326,867)
Fixed assets, net of accumulated depreciation	$602	$683

Depreciation expense for the three months ended March 31, 2017 and 2016 was $81 and $395, respectively.

5. INVENTORY

Inventory consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Shipping and Packing materials	$10,247	$10,274
Marketing Supplies	17,135	17,139
Finished Goods	32,295	32,998
Raw Materials	19,312	19,283
Total	$78,989	$79,694

6.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2017, patents and trademarks total $646,169, net of $415,014 of accumulated amortization. Amortization expense for the three months ended March 31, 2017 and 2016 was $13,927 and $14,082, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2017.

7. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the year ended March 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	11,250,000	$0.03

Options granted and assumed	600,000	$0.03
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2017	11,850,000	$0.03

As of March 31, 2017, all stock options outstanding are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 1, 2017, the Company granted stock options for 400,000 options to purchase shares of its common stock to two consultants. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $14,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $14,000 for the three months ended March 31, 2017.

On March 22, 2017, the Company granted stock options for 200,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $6,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $6,000 for the three months ended March 31, 2017.

Stock warrants -

The following is a summary of warrants activity during the year ended March 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	4,952,675	$0.03

Warrants granted and assumed	—	—
Warrants expired	1,000,000	$0.07
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2017	3,952,675	$0.03

All warrants outstanding as of March 31, 2017 are exercisable.

8. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the three months ending March 31, 2017 the Company made principal payments of $0.

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. During the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." $1,000,000 in notes have reached their initial maturity date

During the period from April 1, 2015 and September 30, 2015, the Company entered into thirteen additional 9% notes payable to investors and received total proceeds of $326,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of March 31, 2017, no payments had been made towards the principal balance.

On June 28, 2016, the Company entered into a promissory note pursuant to which we borrowed $10,000. Interest under the note is at 10% per annum, and the principal and all accrued but unpaid interest was due on December 31, 2016.

On March 31, 2017, the Company entered into a promissory note pursuant to which we borrowed $15,000. Interest under the note is at 0% per annum, and the principal is due on Demand.

As of March 31, 2017, $2,347,900 of the Notes were due in less than 12 months and have been classified as current notes payable.

9.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, officers of the Company advanced $4,200 to support the daily operations of the company. The advance is due on demand and bears no interest. $1,270 in advances were repaid during the three months ending March 31, 2017.

As of March 31, 2017, $73,200 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:
	March 31, 2017	December 31, 2016
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	-	-
Total, net of unamortized discount	28,476	28,476

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

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,491 during the three months ended March 31, 2017. The original issue discount feature is valued under the intrinsic value method.

	135,000	135,000
Unamortized debt discount	(33,489)	(47,980)
Total, net of unamortized discount	101,511	87,020

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,055 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method

	38,000	38,000
Unamortized debt discount	-	(4,055)
Total, net of unamortized discount	38,000	33,945

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,732 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method

	20,000	20,000
Unamortized debt discount	(6,197)	(7,929)
Total, net of unamortized discount	13,803	12,071

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,816 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method

	15,000	15,000
Unamortized debt discount	(10,047)	(11,863)
Total, net of unamortized discount	4,953	3,137

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 31, 2016 to be $32,121. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in prior years. The beneficial conversion feature is valued under the intrinsic value method

	53,404	53,404
Unamortized debt discount	-	-
Total, net of unamortized discount	53,404	53,404

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $184 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method

	10,000	-
Unamortized debt discount	(1,954)	-
Total, net of unamortized discount	8,046	-

	$1,359,303	$1,329,163

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:
	March 31, 2017	December 31, 2016

On December 31, 2011, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before December 31, 2010, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on December 31, 2011 to be $1,123,078. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $166,969 during the year ended December 31, 2016. The beneficial conversion feature is valued under the intrinsic value method. In the year ending December 2013, the Company made $51,485 in cash payments to reduce the note balance. The Company settled $89,340 of the outstanding balance through the issuance of a new note on October 19, 2016

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $76,752 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	982,253	982,253
Unamortized debt discount	(844,899)	(921,651)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,332 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

	299,316	299,316
Unamortized debt discount	(10,286)	(20,618)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,974 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(27,410)	(36,384)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,487 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(17,673)	(21,160)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,680 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	(33,264)	(37,944)

On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,823 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	118,126	118,126
Unamortized debt discount	(53,111)	(58,934)

On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,994 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	40,558	40,558
Unamortized debt discount	(20,233)	(22,227)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,830 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	65,295	65,295
Unamortized debt discount	(31,613)	(34,443)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,831 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	343,687	343,687
Unamortized debt discount	(256,417)	(273,248)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $54 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	3,600	3,600
Unamortized debt discount	(655)	(709)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $366 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	33,333	33,333
Unamortized debt discount	(7,042)	(7,408)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,398 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	192,417	192,417
Unamortized debt discount	(24,109)	(25,507)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $46 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	2000	2000
Unamortized debt discount	(877)	(923)

On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $103 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	3,600	3,600
Unamortized debt discount	(1,872)	(1,975)

On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,115 during the year ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	111,056	111,056
Unamortized debt discount	(39,093)	(41,208)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,185 during the three months ended March 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	186,375	186,375
Unamortized debt discount	(177,088)	(186,273)

	$1,266,710	$1,121,740

F-10

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 123,935,319 and 123,835,319 issued and outstanding shares of common stock as of March 31, 2017 and December 31, 2017, respectively.

On February 23, 2017, 100,000 shares of the Company’s common stock were issued to a consultant for services. The shares were fair valued at $4,000 or $0.04 per share.

13. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2017, are as follows:

2017	31,263
2018	10,790

Rental expense, resulting from operating lease agreements, approximated $12,557 and $10,786 for the three months ended March 31, 2017 and 2016, respectively.

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

F-11

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.    SUBSEQUENT EVENTS

Securities purchase agreement

On April 7, 2017, Skinvisible, Inc. (the “Company” ), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Labrys Fund, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $160,000. The Note has a maturity date of January 7, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of ten percent (10%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. The transactions described above closed on April 19, 2017. In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 5,772,006 shares of its common stock (the “Returnable Shares”) as well as 400,000 shares of its common stock (the “Non-Returnable Shares”), as further provided in the Note. The Returnable Shares shall be returned to the Company’s treasury if no Event of Default (as defined in the Note) has occurred on or prior to the date that the Note is fully repaid and satisfied. The Non-Returnable Shares are earned on the Initial Date. In connection with the issuance of the Note, the Company shall also issue warrants to purchase 400,000 shares of the Company’s common stock (the “Warrants”).

The outstanding principal amount of the Note (if any) is convertible at any time and from time to time at the election of the Purchaser during the period beginning on the date that is 180 days following the Issue Date into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a conversion price set forth in the Note, subject to adjustment as set forth in the Note. In addition, upon the occurrence and during the continuation of an Event of Default (as defined in the Note), the Note will become immediately due and payable and the Company has agreed to pay to the Purchaser, in full satisfaction of its obligations thereunder, additional amounts as set forth in the Note.

The Note contains certain covenants, such as restrictions on: (i) distributions on capital stock, (ii) stock repurchases, (iii) certain loans, and (iii) sales and the transfer of assets. The Note also contains certain anti-dilution provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. In addition, subject to limited exceptions, the Purchaser will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

Consulting agreement

On May 1. 2017, the Company entered into a consulting agreement and agreed to issue 1,154,000 shares of the Company’s common stock in exchange for three months of services. The shares were valued at $0.0325 or $37,500.

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

Kintari Products in China:

In the thrid quarter of 2016, Kintari Int. Inc. signed an exclusive distribution agreement with InterSpace Global Inc. InterSpace Global Inc. is an exporter of “Made in USA” products and has offices in Salt Lake City, Utah and Shenzhen, China. This new agreement provides for a more efficient export of Skinvisible’s products from the USA and Canada into Greater China (Includes China, Hong Kong, Macau, Taiwan, Singapore, Malaysia and Thailand). It also includes Korea.

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

Topical and Transdermal Cannabis:

On September 15, 2016, we licensed the exclusive world rights to our topical and transdermal cannabis products formulated with Invisicare to CannaSkin, LLC, a cannabis product licensing company with international contacts in the medical marijuana industry. Skinvisible will be an ancillary business to this industry, providing Invisicare polymers and formulations to licensed producers.

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

  We have developed two cannabis-based products with CBD from imported hemp (non-psychoactive) and will continue to develop an entire line of cannabis-based products which will include CBD and THC from marijuana. The cannabis market that Skinvisible has entered is vast and one of the fastest growing markets. There is a growing positive public opinion regarding the cannabis industry due to the increasing amount of encouraging scientific research proving the benefits and the increasingly supportive cannabis laws. The legal marijuana industry (medical and recreational) in the USA has reached over $6 billion in annual sales and is expected to increase to over $20 billion by 2020. In Canada, where the entire country is primed to add recreational marijuana nationally next year, the market is projected to reach $2.5 billion, with some future estimates at a staggering $10 to $22 billion annually. Skinvisible is poised to be a part of this expanding market by providing ancillary products (Invisicare) and services. It is part of the ancillary cannabis market as Skinvisible does not sell or touch cannabis; it sells its proprietary Invisicare polymers coupled with proven product formulations and services to its licensees. Skinvisible will help bring science-based, patent protected products into this emerging industry.

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

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended March 31, 2017 was $12,512, a decrease from $28,337 for the same period ended March 31, 2016.

The decrease in revenue for the three months ended March 31, 2017 was mainly due to a reduction in product sales. We hope to achieve increased revenues for the rest of 2017, as a result of our distribution agreement with Interspace Global and our license agreement in the cannabis industry, along with our direct and online sales of Kintari products.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2017 decreased to $1,561 from the prior year period when cost of revenues was $4,627. Our cost of revenues decreased for the three months ended March 31, 2017 over the prior year period as a result of decreased product sales. We expect our cost of revenues to increase as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $10,951, or approximately 88% of sales. Gross profit for the three months ended March 31, 2016 was $23,710, or approximately 83% of sales.

Operating Expenses

Operating expenses decreased to $165,177 for the three months ended March 31, 2017 from $337,787 for the same period ended March 31, 2016.

Our operating expenses for the three months ended March 31, 2017 consisted mainly of accrued salaries and wages of $95,240, consulting fees of $28,585, depreciation and amortization expenses of $14,008, rent of $12,557 and insurance of $7,301. In comparison, our operating expenses for the three months ended March 31, 2016 consisted mainly of consulting fees of $145,952, accrued salaries and wages of $93,240, accounting and audit expenses of $17,046, depreciation and amortization expenses of $14,477, salaries and wages of $11,250, rent of $10,786, travel fees of $6,245 and legal fees of $6,228.

Interest Expense

We had interest expense of $324,758 for the three months ended March 31, 2017, compared with other expenses of $315,276 for the three months ended March 31, 2016.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $3,444,010 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $144,880 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $478,984 for the three months ended March 31, 2017, as compared with a net loss of $629,353 for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had total current assets of $90,077 and total assets in the amount of $321,834. Our total current liabilities as of March 31, 2017 were $6,882,887. We had a working capital deficit of $6,792,810 as of March 31, 2017.

Operating activities used $27,344 in cash for the three months ended March 31, 2017, as compared with $77,500 for the three months ended March 31, 2016. Our net loss of $478,984 was the main component of our negative operating cash flow for the three months ended March 31, 2017, offset mainly by an increase in accounts payable and accrued liabilities of $165,322, amortization of debt discount of $167,247, an increase in accrued interest of $76,722 and stock based compensation of $24,000. Our net loss of $629,353 was the main component of our negative operating cash flow for the three months ended March 31, 2016, offset mainly by amortization of debt discount of $162,890, an increase in accounts payable and accrued liabilities of $183,921 and stock based compensation of $133,445.

Cash flows provided by financing activities during the three months ended March 31, 2017 amounted to $27,930, as compared with $77,500 for the three months ended March 31, 2017. Our cash flows for the three months ended March 31, 2017 consisted of $15,000 in proceeds from convertible notes payable and $2,930 in related party debt. Our cash flows for the three months ended March 31, 2016 consisted of $83,000 in proceeds from convertible notes payable, $57,000 in proceeds from notes payable and $9,000 in related party loans, offset by $47,500 in payments on convertible notes payable and $24,000 on notes payable.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

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

Off Balance Sheet Arrangements

As of March 31, 2017, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $30,361,183 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on April 17, 2017.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On February 23, 2017, we issued 100,000 shares of our common stock to a consultant for services.

On March 1, 2017, we granted stock options for 400,000 options to purchase shares of our common stock to two consultants. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years.

On March 22, 2017, we granted stock options for 200,000 options to purchase shares of our common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years.

On May 1. 2017, we entered into a consulting agreement and agreed to issue 1,154,000 shares of our common stock in exchange for three months of services.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 15, 2017

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

