Form 10-Q
period 2017-06-30
SKINVISIBLE INC
filed 2017-08-21
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,561,325 common shares as of August 14, 2017

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2017 and 2016 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$5,247	$3,019
Accounts receivable	9,534	9,974
Inventory	63,821	79,694
Due from related party	1,145	1,145
Collateral deposit	210,678	—
Prepaid expense and other current assets	9,617	—
Total current assets	300,042	93,832

Fixed assets, net of accumulated depreciation of $327,029 and $326,867, respectively	521	683
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $429,204 and $401,087, respectively	229,977	245,082

Total assets	$530,540	$339,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,126,248	$808,014
Accounts payable related party	41,897	25,960
Accrued interest payable	911,742	759,757
Loans from related party	58,800	70,270
Loans payable	2,319,875	2,332,900
Convertible notes payable, net of unamortized debt discount of $160,860 and $71,827, respectively	1,424,681	1,329,163
Convertible notes payable related party, net of unamortized discount of $1,401,235 and $1,690,613 respectively	1,411,117	1,121,740
Total current liabilities	7,294,360	6,447,804

Total liabilities	7,294,360	6,447,804

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 132,561,325 and 123,835,319 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	132,561	123,835
Shares payable	10,000	10,000
Additional paid-in capital	24,127,058	23,640,157
Accumulated deficit	(31,033,439)	(29,882,199)
Total stockholders' deficit	(6,763,820)	(6,108,207

Total liabilities and stockholders' deficit	$530,540	$339,597

 See Accompanying Notes to Consolidated Financial Statements.

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$41,744	$38,114	$54,256	$66,451

Cost of revenues	41,900	9,385	43,461	14,012

Gross profit	(156)	28,729	10,795	52,439

Operating expenses
Depreciation and amortization	14,270	14,476	28,278	28,953
Selling general and administrative	299,279	187,033	450,448	510,343
Total operating expenses	313,549	201,509	478,726	539,296

Loss from operations	(313,705)	(172,780)	(467,931)	(486,857)

Other income and (expense)
Other income	1	—	4	—
Interest expense	(358,552)	(291,152)	(683,313)	(609,020)
Gain (loss) on extinguishment of debt	—	—	—	2,592
Total other expense	(358,551)	(291,152)	(683,309)	(606,428)

Net loss	$(672,256)	$(463,932)	$(1,151,240)	$(1,093,285)

Basic loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	130,493,434	116,212,302	127,202,659	115,929,057

See Accompanying Notes to Consolidated Financial Statements.

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net loss	$(1,151,240)	$(1,093,285)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	28,278	28,954
Stock-based compensation	115,332	133,445
Bank overdraft	—	922
Amortization of debt discount	376,895	292,516
Gain on extinguishment of debt	—	(2,592)
Changes in operating assets and liabilities:
Decrease in inventory	15,873	3,201
Decrease (increase) in accounts receivable	440	(2,251)
Increase in accounts payable and accrued liabilities	334,171	426,354
Increase in accrued interest	151,985	120,490
Net cash used in operating activities	(128,265)	(92,246)

Cash flows from investing activities:
Purchase of fixed and intangible assets	(13,011)	—
Net cash used in investing activities	(13,011)	—

Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Proceeds from related party loans, net of payments	(11,470)	23,746
Payments on notes payable	(28,025)	(24,000)
Proceeds from notes payable	15,000	57,000
Proceeds from convertible notes payable	170,000	83,000
Payments on convertible notes payable	(2,000)	(47,500)
Net cash provided by (used in) financing activities	143,505	92,246

Net change in cash	2,228	—

Cash, beginning of period	3,019	—

Cash, end of period	$5,247	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$17,589
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$—	$229,350
Beneficial conversion feature	$162,138	$105,798
Common stock issued on extinguishment of debts	$—	$1,008

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,033,439  since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $5,247 and $3,019 in cash and cash equivalents as of June 30, 2017 and December 31, 2016 respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2017 and 2016 totaled $115,332 and $133,445, respectively.

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

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2017-11, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,029)	(326,867)
Fixed assets, net of accumulated depreciation	$521	$683

Depreciation expense for the six months ended June 30, 2017 and 2016 was $162 and $790, respectively.

5. INVENTORY

Inventory consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Shipping and Packing materials	$10,247	$10,274
Marketing Supplies	17,136	17,139
Finished Goods	17,155	32,998
Raw Materials	19,283	19,283
Total	$63,821	$79,694

6. INTANGIBLE AND OTHER ASSETS

Patents and trademarks are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2017, patents and trademarks total $659,181, net of $429,204 of accumulated amortization. Amortization expense for the six months ended June 30, 2017 and 2016 was $28,117 and $28,164, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2017.

7. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during six months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	11,250,000	$0.03

Options granted and assumed	1,600,000	$0.03
Options expired	200,000	$0.03
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2017	12,650,000	$0.03

As of June 30, 2017, all stock options outstanding are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 1, 2017, the Company granted stock options for 400,000 options to purchase shares of its common stock to two consultants. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $14,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $14,000 for the six months ended June 30, 2017.

On March 22, 2017, the Company granted stock options for 200,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $6,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $6,000 for the six months ended June 30, 2017.

On May 18, 2017, the Company granted stock options for 1,000,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $24,999 using the Black-Scholes option pricing model.   The Company recorded an expense of $24,999 for the six months ended June 30, 2017.

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	4,952,675	$0.03

Warrants granted and assumed	400,000	$0.03
Warrants expired	1,000,000	$0.07
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2017	4,352,675	$0.03

All warrants outstanding as of June 30, 2017 are exercisable.

8. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the six months ending June 30, 2017 the Company made principal payments of $0.

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. During the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." $1,000,000 in notes have reached their initial maturity date.

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

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of June 30, 2017, no payments had been made towards the principal balance.

On March 31, 2017, the Company entered into a promissory note pursuant to which we borrowed $15,000. Interest under the note is at 0% per annum, and the principal is due on Demand. The note was paid in full on April, 11, 2017.

As of June 30, 2017, $2,319,875 of the Notes were due in less than 12 months and have been classified as current notes payable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2017, officers of the Company advanced $4,200 to support the daily operations of the company. The advance is due on demand and bears no interest. $15,670 in advances were repaid during the six months ending June 30, 2017.

As of June 30, 2017, $58,800 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:

	June 30, 2017	December 31, 2016
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	28,476	28,476
$1,000,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense. The original issue discount feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	—	—
Total, net of unamortized discount	1,111,110	1,111,110

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $29,142 during the six months ended June 30, 2017. The original issue discount feature is valued under the intrinsic value method.
	135,000	135,000
Unamortized debt discount	(18,838)	(47,980)
Total, net of unamortized discount	116,162	87,020

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,055 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	36,000	38,000
Unamortized debt discount	—	(4,055)
Total, net of unamortized discount	36,000	33,945

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,483 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	20,000	20,000
Unamortized debt discount	(4,446)	(7,929)
Total, net of unamortized discount	15,554	12,071
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,652 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	15,000	15,000
Unamortized debt discount	(8,211)	(11,863)
Total, net of unamortized discount	6,789	3,137
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
	53,404	53,404
Unamortized debt discount	—	—
Total, net of unamortized discount	53,404	53,404
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $451 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	10,000	—
Unamortized debt discount	(1,687)	—
Total, net of unamortized discount	8,313	—

 On April 7, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $160,000 and issued 400,000 warrants exercisable at $0.03. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on January 7, 2018. The note is convertible into shares of our common stock at the lower of a) $0.03 or b) a variable conversion price of 55% of the lowest market price of our common stock during the 15 trading days prior to the notice of conversion, subject to adjustment as described in the note.

The Company has determined the value associated with the beneficial conversion feature and warrants issued in connection with the notes negotiated on April 7, 2017 to be $160,000. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $48,873 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.

In accordance with the terms of the agreement the Company issued 400,000 share as a commitment fee, the shares were valued at $14,600 and expenses as stock based compensation. An additional 5,772,006 shares were issued as refundable shares, the shares will only be returned if the Company pays the note and accrued interest in full within 180 days of April 7, 2017. These shares were valued at $210,678 and recorded as collateral deposit.
	160,000	—
Unamortized debt discount	(111,127)	—
Total, net of unamortized discount	48,873	—

	$1,424,681	$1,329,163

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:

	June 30, 2017	December 31, 2016
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

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $152,346 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	982,253	982,253
Unamortized debt discount	(769,305)	(921,651)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,618 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.
	299,316	299,316
Unamortized debt discount	—	(20,618)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,048 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(18,336)	(36,384)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,015 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(14,145)	(21,160)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,408 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(28,536)	(37,944)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,709 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(47,225)	(58,934)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,010 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(18,217)	(22,227)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,693 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(28,750)	(34,443)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $33,850 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	343,687	343,687
Unamortized debt discount	(239,398)	(273,248)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $108 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	3,600	3,600
Unamortized debt discount	(601)	(709)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $735 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	33,333	33,333
Unamortized debt discount	(6,673)	(7,408)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,811 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	192,417	192,417
Unamortized debt discount	(22,696)	(25,507)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $92 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	2000	2000
Unamortized debt discount	(831)	(923)

 On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $206 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	3,600	3,600
Unamortized debt discount	(1,769)	(1,975)

 On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,254 during the six month ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	111,056	111,056
Unamortized debt discount	(36,954)	(41,208)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,475 during the six months ended June 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	186,375	186,375
Unamortized debt discount	(167,799)	(186,273)

	$1,411,117	$1,121,740

F-10

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 132,561,325 and 123,835,319 issued and outstanding shares of common stock as of June 30, 2017 and December 31, 2017, respectively.

On February 23, 2017, 100,000 shares of the Company’s common stock were issued to a consultant for services. The shares were fair valued at $4,000 or $0.04 per share.

On May 1. 2017, the Company entered into a consulting agreement and agreed to issue 1,154,000 shares of the Company’s common stock in exchange for three months of services. The shares were valued at $0.025 or $28,850.

On April 7, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $160,000. In accordance with the terms of the agreement the Company issued 400,000 share as a commitment fee, the shares were valued at $14,600 and expenses as stock based compensation. An additional 5,772,006 shares were issued as refundable shares, the shares will only be returned if the Company pays the note and accrued interest in full within 180 days of April 7, 2017. These shares were valued at $210,678 and recorded as collateral deposit. (See Note 10 for additional details)

On June 19. 2017, the Company entered into a termination agreement with CannaSkin. Per the agreement the Company issued 1,300,000 shares of the Company’s as a termination fee. The shares were valued at $0.025 or $32,500.

13. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2017, are as follows:

2017	20,842
2018	10,790

Rental expense, resulting from operating lease agreements, approximated $21,275 and $21,572 for the six months ended June 30, 2017 and 2016, respectively.

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

14. SUBSEQUENT EVENTS

On August 4, 2017, Skinvisible, Inc. (the “Company” ), entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Labrys Fund, LP (the “Purchaser”), pursuant to which the Company issued to the Purchaser a Convertible Promissory Note (the “Note”) in the aggregate principal amount of $35,000. The Note has a maturity date of February 4, 2018 and the Company has agreed to pay interest on the unpaid principal balance of the Note at the rate of ten percent (10%) per annum from the date on which the Note is issued (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.

The Company has the right to prepay the Note, provided it makes a payment to the Purchaser as set forth in the Note within 180 days of its Issue Date. In connection with the issuance of the Note, the Company issued to the Purchaser, as a commitment fee, 87,500 shares of its common stock (the “Non-Returnable Shares”). The Non-Returnable Shares are earned on the Initial Date.

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

Skinvisible continues to own 100% of Kintari Int. Inc. and all rights thereof. Kintari USA Inc. and Kintari Canada Inc. both continue to sell Kintari branded products through direct sales and online and through strategic alliances.

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

Kintari Products in China:

In June 2017, Skinvisible announced it had completed its first international sale of DermSafe® hand sanitizer through its agent InterSpace Global, Inc. (“InterSpace”). InterSpace is an exporter of “made in USA” products with offices in Salt Lake City, Utah and Shenzhen, China. InterSpace has completed its first sale of DermSafe® with a direct sales company in Shanghai, China. This agreement with InterSpace provides for an efficient export of Skinvisible’s products from the USA and Canada into Greater China (Includes China, Hong Kong, Macau, Taiwan, Singapore, Malaysia and Thailand). It also includes Korea. China with a population of over 1.4 billion people is one of the fastest growing economies in the world and represents a huge market for Skinvisible products, not only for our DermSafe hand sanitizer but also our OTC line of products including our anti-aging skincare line. According to the agreement, InterSpace Global Inc. will sell Kintari products to Chinese consumers through a network of online shopping malls and other channels.

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

The business model for our cannabis product line is two-fold: In the United States Skinvisible will seek a licensee in each of the twenty-nine states where cannabis is legalized. Outside of the United States the distribution rules differ. In Canada cannbis is currently legal for medical use only however it is expected to pass recreational / adult use by July 2018. Skinvisible is targeting key cannabis producers to license the exclusive rights for all of Canada. Negociations are underway in both the United States and Canada for these licenses. It should be noted that Skinvisible is an auxillary industry to the cannabis market as we do not produce or sell any products ourselves with cannabis. We will be licensing our patneted Invsicare technology and formulations to potential licensees.

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

  Launch of our DermSafe® hand sanitizer in Canada either under Kintari or a licensee. An independent laboratory analyzed the long-term effectiveness of DermSafe® when put in contact with two bacteria; the “super bug” MRSA and E. coli, the “restaurant bug” since it is often transmitted by food and food handlers. The long-term effectiveness of two bacteria; Methicillin-resistant Staphylococcus aureus or MRSA (ATCC #33591) and Escherichia coli or E. coli (ATCC #43888") were tested up to four hours after application. The results showed that the individual arms of subjects which had DermSafe® applied and were even rinsed prior to each bacteria challenge, showed a 95.83% reduction at the 4 hour time point for MRSA and 99.38% for E. coli. In 2013, we obtained the registration rights for DermSafe® in Belgium. This designation allows for the sale and/ or registration of DermSafe in most EU countries. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and. Skinvisible has also commissioned further testing of DermSafe against the (Middle East Respiratory Syndrome Coronavirus (MERS-CoV); a SARS-like virus and the avian influenza A virus, H7N9.

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

Secure Additional Licensees:

We are in discussions and undergoing internal discussions with various pharmaceutical companies for licenses including a significant potential partnership / joint venture for our prescription products:

  Prescription Bundle: Our strategy is to find a pharmaceutical company that has a strong track record with seeking FDA approval for dermatology products. Our intent is to form a joint-venture with such as company and contribute our entire prescription product portfolio to that joint-venture. Our plan is that the partner/ licensee will pay all costs associated in getting FDA approval. This would allow for a partner to seek FDA approval using the 505.b.2 pathway for one or more of our products and we would share in the increased value of these products once they are approved and licensed. We have multiple interested parties with which we are in discussions, but no agreement for a partnership is yet in place.

Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues

Our revenue from product sales, royalties on patent licenses and license fees for the three months ended June 30, 2017 was $41,744 an increase from $38,114 for the same period ended June 30, 2016. Our revenue from product sales, royalties on patent licenses and license fees for the six months ended June 30, 2017 was $54,256, a decrease from $66,451 for the same period ended June 30, 2016.

The decrease in revenue for the six months ended June 30, 2017 was mainly due to a reduction in product sales. However, we increased our revenues in the three months ended June 30, 2017 as compared with the same period in 2016. We hope to achieve increased quarter over quarter revenues for the rest of 2017, as a result of our distribution agreement with Interspace Global, along with our direct and online sales of Kintari products.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2017 increased to $41,900 from the prior year period when cost of revenues was $9,385. Our cost of revenues for the six months ended June 30, 2017 increased to $43,461 from the prior year period when cost of revenues was $14,012.

Our cost of revenues increased for the three and six months ended June 30, 2017 over the prior year periods as a result of cost of freight and commissions. These costs are associated with our distribution agreement with Interspace Global, along with our direct and online sales of Kintari products We are hopeful that our revenues will exceed these costs in future quarters.

Gross Profit (Loss)

Gross loss for the three months ended June 30, 2017 was $156, or approximately 0.3% of sales. Gross profit for the three months ended June 30, 2016 was $28,729, or approximately 75% of sales.

Gross profit for the six months ended June 30, 2017 was $10,795, or approximately 20% of sales. Gross profit for the six months ended June 30, 2016 was $52,439, or approximately 79% of sales.

Operating Expenses

Operating expenses increased to $313,549 for the three months ended June 30, 2017 from $201,509 for the same period ended June 30, 2016. Operating expenses decreased to $478,726 for the six months ended June 30, 2017 from $539,296 for the same period ended June 30, 2016.

Our operating expenses for the six months ended June 30, 2017 consisted mainly of accrued salaries and wages of $192,357, consulting fees of $124,985, depreciation and amortization expenses of $28,278, rent of $21,275 and insurance of $10,332. In comparison, our operating expenses for the six months ended June 30, 2016 consisted mainly of accrued salaries and wages of $187,352, consulting fees of $195,143, depreciation and amortization expenses of $28,953, accounting and audit expenses of $24,046, salaries and wages of $14,333 and rent of $21,572.

Interest Expense

We had interest expense of $358,552 for the three months ended June 30, 2017, compared with interest expense of $291,152 for the three months ended June 30, 2016. We had interest expense of $683,313 for the six months ended June 30, 2017, compared with other expenses of $606,428 for the six months ended June 30, 2016.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $3,430,985 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $117,880 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $672,256 for the three months ended June 30, 2017, as compared with a net loss of $463,932 for the three months ended June 30, 2016. We recorded a net loss of $1,151,240 for the six months ended June 30, 2017, as compared with a net loss of $1,093,285 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had total current assets of $300,042 and total assets in the amount of $530,540. Our total current liabilities as of June 30, 2017 were $7,294,360. We had a working capital deficit of $6,994,318 as of June 30, 2017.

Operating activities used $128,265 in cash for the six months ended June 30, 2017, as compared with $92,246 for the six months ended June 30, 2016. Our net loss of $1,151,240 was the main component of our negative operating cash flow for the six months ended June 30, 2017, offset mainly by an increase in accounts payable and accrued liabilities of $334,171, amortization of debt discount of $376,895, an increase in accrued interest of $151,985 and stock based compensation of $115,332. Our net loss of $1,093,285 was the main component of our negative operating cash flow for the six months ended June 30, 2016, offset mainly by an increase in accounts payable and accrued liabilities of $426,354, amortization of debt discount of $292,516 and stock based compensation of $133,445.

Investing activities used $13,012 in cash for the six months ended June 30, 2017 for the purchase of fixed and intangible assets, compared to no cash used for the same period ended June 30, 2016.

Cash flows provided by financing activities during the six months ended June 30, 2017 amounted to $143,505, as compared with $92,246 for the six months ended June 30, 2017. Our cash flows for the six months ended June 30, 2017 consisted of $170,000 in proceeds from convertible notes payable and $15,000 in proceeds from notes payable, offset by $28,025 in payments on notes payable, $2,000 in payments on convertible notes payable and $11,470 in payments on related party debt. Our cash flows for the six months ended June 30, 2016 consisted of $83,000 in proceeds from convertible notes payable, $57,000 in proceeds from notes payable and $23,746 in related party debt, offset by $47,500 in payments on convertible debt and $24,000 in payments on notes payable.

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

Off Balance Sheet Arrangements

As of June 30, 2017, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $31,033,439 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,000,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On May 18, 2017, we granted options to purchase 1,000,000 shares of our common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 21, 2017

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

