Form 10-Q
period 2017-09-30
SKINVISIBLE INC
filed 2017-11-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 132,839,035 common shares as of November 9, 2017

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2017 and 2016 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2017 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Current assets
Cash	$91,142	$3,019
Accounts receivable	8,062	9,974
Inventory	62,493	79,694
Due from related party	1,145	1,145
Collateral deposit	210,678	—
Prepaid expense and other current assets	—	—
Total current assets	373,520	93,832

Fixed assets, net of accumulated depreciation of $327,110 and $326,867, respectively	440	683
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $443,642 and $401,087, respectively	216,464	245,082

Total assets	$590,424	$339,597

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,126,188	$808,014
Accounts payable related party	27,309	25,960
Accrued interest payable	992,326	759,757
Loans from related party	21,150	70,270
Loans payable	2,319,875	2,332,900
Convertible notes payable, net of unamortized debt discount of $150,145 and $71,827, respectively	1,459,184	1,329,163
Convertible notes payable related party, net of unamortized discount of $1,568,942 and $1,690,613 respectively	1,421,849	1,121,740
Total current liabilities	7,367,881	6,447,804

Total liabilities	7,367,881	6,447,804

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 132,648,825 and 123,835,319 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	132,649	123,835
Shares payable	10,000	10,000
Additional paid-in capital	24,665,602	23,640,157
Accumulated deficit	(31,585,428)	(29,882,199)
Noncontrolling interest in subsidiary	(280)	—
Total stockholders' deficit	(6,777,457)	(6,108,207)

Total liabilities and stockholders' deficit	$590,424	$339,597

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Revenues	$61,423	$16,807	$115,679	$83,258

Cost of revenues	4,996	32,583	48,457	46,595

Gross profit	56,427	(15,776)	67,222	36,663

Operating expenses
Depreciation and amortization	14,520	14,378	42,798	43,331
Selling general and administrative	183,522	171,574	633,970	681,917
Total operating expenses	198,042	185,952	676,768	725,248

Loss from operations	(141,615)	(201,728)	(609,546)	(688,585)

Other income and (expense)
Other income	—	—	4	2
Interest expense	(410,654)	(282,262)	(1,093,967)	(891,282)
Gain (loss) on extinguishment of debt	—	—	—	2,592
Total other expense	(410,654)	(282,262)	(1,093,963)	(888,688)

Net loss	$(552,269)	$(483,990)	$(1,703,509)	$(1,577,273)
Net loss attributable to noncontrolling interest	$(280)	$—	$(280)	$—
Net loss to Skinvisible Inc.	$(551,989)	$(483,990)	$(1,703,229)	$(1,577,273)

Basic loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	130,493,434	117,919,353	126,067,878	118,180,911

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(1,703,509)	$(1,577,273)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	42,798	43,331
Stock-based compensation	162,634	133,445
Bank overdraft	—	1,546
Amortization of debt discount	614,753	428,347
Gain on extinguishment of debt	—	(2,592)
Changes in operating assets and liabilities:
Decrease in inventory	17,201	9,220
Decrease (increase) in accounts receivable	1,912	(2,723)
Increase in accounts payable and accrued liabilities	497,962	644,025
Increase in accrued interest	237,909	187,074
Net cash used in operating activities	(128,340)	(135,600)

Cash flows from investing activities:
Purchase of fixed and intangible assets	(13,937)	—
Net cash used in investing activities	(13,937)	—

Cash flows from financing activities:
Proceeds from investments in subsidiary	89,545	—
Proceeds from sales of common stock	—	25,000
Proceeds from related party loans, net of payments	(49,120)	18,700
Payments on notes payable	(28,025)	(25,600)
Proceeds from notes payable	15,000	67,000
Proceeds from convertible notes payable	220,000	98,000
Payments on convertible notes payable	(17,000)	(47,500)
Net cash provided by (used in) financing activities	230,400	135,600

Net change in cash	88,123	—

Cash, beginning of period	3,019	—

Cash, end of period	$91,142	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,175	$17,589
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$178,439	$232,950
Beneficial conversion feature	$571,402	$155,230
Common stock issued on extinguishment of debts	$—	$1,008

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9%   of the then issued and outstanding common stock. As of September 30, 2017 Skinvisible Inc. owned 58.1% of the issued and outstanding Common stock of Ovation.

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,585,428  since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Noncontrolling interest represents the 41.9% third-party interest in Ovation. There are no restrictions on the transfer of funds or net assets from Ovation to Skinvisible.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $91,142 and $3,019 in cash and cash equivalents as of September 30, 2017 and December 31, 2016 respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2017 and 2016 totaled $162,634 and $133,445, respectively.

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

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2017-12, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,110)	(326,867)
Fixed assets, net of accumulated depreciation	$440	$683

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $243 and $931, respectively.

5. INVENTORY

Inventory consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Shipping and Packing materials	$10,228	$10,274
Marketing Supplies	17,136	17,139
Finished Goods	15,953	32,998
Raw Materials	19,176	19,283
Total	$62,493	$79,694

6.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2017, intangible assets total $660,105, net of $443,642 of accumulated amortization. Amortization expense for the nine months ended September 30, 2017 and 2016 was $42,555 and $42,400, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2017.

7. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during nine months ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	11,250,000	$0.03

Options granted and assumed	1,700,000	$0.03
Options expired	1,650,000	$0.03
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2017	11,300,000	$0.03

As of September 30, 2017, all stock options outstanding are exercisable.

On March 1, 2017, the Company granted stock options for 400,000 options to purchase shares of its common stock to two consultants. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $14,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $14,000 for the nine months ended September 30, 2017.

On March 22, 2017, the Company granted stock options for 200,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $6,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $6,000 for the nine months ended September 30, 2017.

On May 18, 2017, the Company granted stock options for 1,000,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $24,999 using the Black-Scholes option pricing model.   The Company recorded an expense of $24,999 for the nine months ended September 30, 2017.

On September  22, 2017, the Company granted stock options for 100,000 options to purchase shares of its common stock to a director. The options have a strike price of $0.035. The stock options were exercisable upon grant and have a life of 5  years. The stock options were valued at $35,497 using the Black-Scholes option pricing model.   The Company recorded an expense of $35,497 for the nine months ended September 30, 2017.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	4,952,675	$0.03

Warrants granted and assumed	400,000	$0.03
Warrants expired	1,000,000	$0.07
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2017	4,352,675	$0.03

All warrants outstanding as of September 30, 2017 are exercisable.

8. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the nine months ending September 30, 2017 the Company made principal payments of $0.

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

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of September 30, 2017, no payments had been made towards the principal balance.

On March 31, 2017, the Company entered into a promissory note pursuant to which we borrowed $15,000. Interest under the note is at 0% per annum, and the principal is due on Demand. The note was paid in full on April, 11, 2017.

As of September 30, 2017, $2,319,875 of the Notes were due in less than 12 months and have been classified as current notes payable.

9.    RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2017, officers of the Company advanced $4,749 to support the daily operations of the company. The advance is due on demand and bears no interest. $53,869 in advances were repaid during the nine months ending September 30, 2017.

As of September 30, 2017, $21,150 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

On September 29, 2017 Ovation sold 2,250,000  shares of common stock to three officers and employees of Skinvisible Inc. and received proceeds of $36,471.

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	September 30,	December 31,
	2017	2016
$52,476 face value,10% unsecured note payable to an investor, note interest and principal are due on demand. The note could be converted to option rights for the Company’s shares at ten cents per share ($0.10), these rights expired on January 12, 2010. The note is currently in default, but no penalties occur due to default.	$28,476	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	28,476	28,476
$1,000,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense. The original issue discount feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	111,110	111,110
Unamortized debt discount	—	—
Total, net of unamortized discount	1,111,110	1,111,110

$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $43,955 during the nine months ended September 30, 2017. The original issue discount feature is valued under the intrinsic value method.
	135,000	135,000
Unamortized debt discount	(4,025)	(47,980)
Total, net of unamortized discount	130,975	87,020

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,055 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,254 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	20,000	20,000
Unamortized debt discount	(2,675)	(7,929)
Total, net of unamortized discount	17,325	12,071
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,508 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	15,000	15,000
Unamortized debt discount	(6,355)	(11,863)
Total, net of unamortized discount	8,645	3,137
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

The Note and all accrued interest was paid in full through the issuance of a new convertible note on August 31, 2017.	—	53,404
Unamortized debt discount	—	—
Total, net of unamortized discount	—	53,404
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $721 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method
	10,000	—
Unamortized debt discount	(1,417)	—
Total, net of unamortized discount	8,583	—

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on April 7, 2017 to be $160,000. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $102,400 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.

In accordance with the terms of the agreement the Company issued 400,000 share as a commitment fee, the shares were valued at $14,600 and expensed as stock based compensation. An additional 5,772,006 shares were issued as refundable shares, the shares will only be returned if the Company pays the note and accrued interest in full within 180 days of April 7, 2017. These shares were valued at $210,678 and recorded as collateral deposit.
	160,000	—
Unamortized debt discount	(57,600)	—
Total, net of unamortized discount	102,400	—

 On August 31, 2017, the Company entered into a convertible promissory note pursuant to which it settled $53,404 in convertible notes and accrued interest of $5,339. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on August 31, 2018. The note is convertible into 2,937,150 shares of the Company’s common stock at a price of $0.02 per share and 1,468,575 warrants exercisable at $0.03 per share.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 31, 2016 to be $58,743. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,828 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	58,743	—
Unamortized debt discount	(53,915)	—
Total, net of unamortized discount	4,828	—

 On August 4, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $35,000. Interest under the convertible promissory note is 10% per annum, and the principal and all accrued but unpaid interest is due on February 4, 2018. The note is convertible into shares of our common stock at a variable conversion price of 55% of the lowest market price of our common stock during the 15 trading days prior to the notice of conversion, subject to adjustment as described in the note.

The Company has determined the value associated with the beneficial conversion feature and warrants issued in connection with the notes negotiated on August 4, 2017 to be $35,000. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,842 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.

In accordance with the terms of the agreement the Company issued 87,500 share as a commitment fee, the shares were valued at $2,188 and expensed as stock based compensation.	35,000	—
Unamortized debt discount	(24,158)	—
Total, net of unamortized discount	10,842	—

	$1,459,184	$1,329,163

F-10

11. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	September 30,	December 31,
	2017	2016
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

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $227,940 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	982,253	982,253
Unamortized debt discount	(693,711)	(921,651)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,618 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859.  The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,910 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.

	299,316	299,316
Unamortized debt discount	(188,959)	(20,618)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $27,122 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	(9,262)	(36,384)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,543 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(10,617)	(21,160)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,136 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(23,808)	(37,944)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $17,595 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(41,339)	(58,934)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,026 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(16,201)	(22,227)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,556 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(25,887)	(34,443)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $50,869 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	343,687	343,687
Unamortized debt discount	(222,379)	(273,248)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $162 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	3,600	3,600
Unamortized debt discount	(547)	(709)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,104 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	33,333	33,333
Unamortized debt discount	(6,304)	(7,408)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,224 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.	192,417	192,417
Unamortized debt discount	(21,283)	(25,507)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $138 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	2,000	2,000
Unamortized debt discount	(785)	(923)

 On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $309 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	3,600	3,600
Unamortized debt discount	(1,666)	(1,975)

 On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,393 during the nine month ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	111,056	111,056
Unamortized debt discount	(34,815)	(41,208)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $27,765 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	186,375	186,375
Unamortized debt discount	(158,508)	(186,273)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,920 during the nine months ended September 30, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	178,439	—
Unamortized debt discount	(112,880)	—

	$1,421,850	$1,121,740

F-11

12. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 132,648,825 and 123,835,319 issued and outstanding shares of common stock as of September 30, 2017 and December 31, 2017, respectively.

On February 23, 2017, 100,000 shares of the Company’s common stock were issued to a consultant for services. The shares were fair valued at $4,000 or $0.04 per share.

On May 1. 2017, the Company entered into a consulting agreement and agreed to issue 1,154,000 shares of the Company’s common stock in exchange for three months of services. The shares were valued at $0.025 or $28,850.

On April 7, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $160,000. In accordance with the terms of the agreement the Company issued 400,000 share as a commitment fee, the shares were valued at $14,600 and expenses as stock based compensation. An additional 5,772,006 shares were issued as refundable shares, the shares will only be returned if the Company pays the note and accrued interest in full within 180 days of April 7, 2017. These shares were valued at $210,678 and recorded as collateral deposit. (See Note 10 for additional details)

On June 19, 2017, the Company entered into a termination agreement with CannaSkin. Per the agreement the Company issued 1,300,000 shares of the Company’s common stock as a termination fee. The shares were valued at $0.025 or $32,500.

On August  7, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $35,000. In accordance with the terms of the agreement the Company issued 87,500 shares as a commitment fee, the shares were valued at $2,188 and expenses as stock based compensation.

Ovation Science Inc.

Ovation Science Inc. has one class of $0.001 par value common stock. The Company had 9,900,000 issued and outstanding shares of common stock as of September 30, 2017.

On September 26, 2017 Ovation sold 5,750,000 shares of common stock to Skinvisible Inc. and received proceeds of $32,286.

Between September 27, 2017 and September 30, 2017 Ovation sold 4,150,000 shares of common stock to twelve investors and received proceeds of $89,546.

13. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2017, are as follows:

2017	10,421
2018	10,790

Rental expense, resulting from operating lease agreements, approximated $34,351 and $32,358 for the nine months ended September 30, 2017 and 2016, respectively.

Kintari Inc. - Previously on April 1, 2016, Skinvisible licensed to Kintari Int. Inc. the exclusive rights to our existing line of cosmeceutical products plus the exclusive rights to any future cosmeceutical products developed by Skinvisible plus the right-of-first-refusal on our existing OTC products plus the right-of-first-refusal to any future OTC products developed by us in exchange for a 100% equity position in Kintari Int. Inc. This inter-company agreement has now been dissolved and all rights still remain with Skinvisible Pharmaceuticals, Inc., as the original intent was for Kintari to operate as its own company; however, this did not transpire. There is no change to the ownership as Skinvisible continues to own 100% of Kintari Int. Inc. and all rights thereof. Kintari USA Inc. and Kintari Canada Inc. both continue to sell Kintari branded products through direct sales and online.

F-12

Canopy license agreement - On September 15, 2017 Canopy Growth Corporation ("Canopy Growth") and Skinvisible Pharmaceuticals, Inc. ("Skinvisible"), signed a definitive license agreement for Skinvisible's patented topical formulations. Per the agreement, Canopy Growth is exclusively licensed to distribute Skinvisible's topical products in Canada, and shall have a first right of refusal for all other countries, excluding China and the United States.

The agreement covers two distinct product lines made with Skinvisible's Invisicare® technology. Skinvisible will first develop unique topical hemp-based products that will be launched by Canopy Hemp Corporation in Canada and the United States . The agreement also includes potential cannabis-based topical products using the Invisicare® technology when and if federal regulations permit CBD or THC infused topical products for sale in Canada.

The Company was paid an initial product development fee of $50,000 related to this agreement and will receive royalties on Canopy sales which utilize its patented formula.

Ovation license agreement – On September 29, 2017, the Company entered into a licensing agreement with Ovation Science Inc. a subsidiary which is 58.1% owned by the Company.

Payment due under the agreement - As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of September 30, 2017 Ovation had paid $47,500 to Skinvisible Inc. under this agreement.

Rights of Ovation under the agreement - Skinvisible granted to Ovation, subject to its rights granted under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer.

Skinvisible further assigned to Ovation its interest in the Canopy Agreement. Under the terms of the agreement Ovation is entitled to keep 100% of the royalties, license fees, development fees or any other fees associated with the Products and keep 100% of any future revenues generated under the Canopy Agreement. Ovation assumed and agreed to perform all the remaining and executory obligations of Skinvisible under Ovation’s License.

Skinvisible agreed at allow Ovation to manufacture any of the Invisicare® Polymers required only for the Products and will provide the information and all relevant documentation and instructions necessary to manufacture Invisicare and Products. Ovation shall bear all costs incurred in connection to duties, taxes, importation documentation and costs arising from regulatory requirements in the Territory. Ovation also has the right to hire Skinvisible R&D staff for development of new Products. Ovation shall be entitled to modify, alter, improve, or change (collectively "modify" or "modification") any or all of the Products covered by this Agreement at any time during the term of this Agreement.

14.    SUBSEQUENT EVENTS

On April 7, 2017, Skinvisible, Inc., entered into a Securities Purchase Agreement with a Purchaser, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $160,000.   On October 5, 2017, the Company issued to the Purchaser 5,598,580 shares of common stock in connection with the conversion of Note 1. This issuance of shares to the Purchaser satisfied the note in full.

On August 4, 2017, the Company entered into a second Securities Purchase Agreement with a Purchaser, pursuant to which the Company issued to the Purchaser a Convertible Promissory Note in the aggregate principal amount of $35,000.   On October 5, 2017 the Company exercised its right to prepay the Note, and paid the Purchaser a total of $ $35,508 under the terms of the Note satisfying the debt in full.

Subsequent to September 30, 2017 Ovation sold 2,680,547 shares of its common stock to investors and received proceeds of $186,310.65. As of the date of this filing Skinvisible owns 45.7% of the outstanding common stock of Ovation Sciences Inc.

On November 12, 2017, the Company settled a July 26, 2016 Note payable to an investor. The $10,000 face value promissory note was unsecured and carried an interest rate of 10%. The Company paid the noteholder $12,000 under the terms of the Note satisfying the debt in full.

F-13

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

Canopy Growth Corporation

On September 15, 2017, we executed a definitive license agreement with Canopy Growth Corporation ("Canopy Growth") for our patented topical formulations. Per the agreement, Canopy Growth is exclusively licensed to distribute our topical products in Canada, and has the first right of refusal for all other countries, excluding China and the United States where Cannabis is legally approved.

Ovation Science Inc.

On September 29, 2017, we entered into an exclusive worldwide licensing agreement with Ovation Science Inc. a subsidiary of Skinvisible and assigned the Canopy license agreement to Ovation. As consideration for the grant of the license and the assignment, Ovation agreed to pay a upfront license fee of $500,000.

In addition the license gives Ovation the right to manufacture any of the Invisicare® Polymers required only for the products and will provide the information and all relevant documentation and instructions necessary to manufacture Invisicare and finished product formulations. Ovation shall bear all costs incurred in connection to duties, taxes, importation documentation and costs arising from regulatory requirements in the territory. Ovation also has the right to hire Skinvisible R&D staff for development of new products. Ovation shall be entitled to modify, alter, improve, or change any or all of the products covered by this agreement at any time during the term of this agreement.

Additional Skinvisible Products

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

Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended September 30, 2017 was $61,423 an increase from $16,807 for the same period ended September 30, 2016. Our revenue from product sales, royalties on patent licenses and license fees for the nine months ended September 30, 2017 was $115,679, an increase from $83,258 for the same period ended September 30, 2016.

The increase in revenue for the nine months ended September 30, 2017 was mainly due to the initial product development fee of $50,000 related to our license agreement with Canopy Growth. However, our revenues from Kintari product sales dropped approximately $20,000 for the nine months ended September 30, 2017 over the same period ended 2016. We hope to achieve increased quarter over quarter revenues for the rest of 2017, as a result of royalties on our license agreement with Canopy Growth, distribution agreement with Interspace Global, along with our direct and online sales of Kintari products.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2017 decreased to $4,996 from the prior year period when cost of revenues was $32,583. Our cost of revenues for the nine months ended September 30, 2017 increased slightly to $48,457 from the prior year period when cost of revenues was $46,595.

Despite the drop in our product sales, our cost of revenues increased for the nine months ended September 30, 2017 over the prior year period mainly as a result of commissions paid on product sales that we did not experience in 2016.

Gross Profit (Loss)

Gross loss for the three months ended September 30, 2017 was $56,427, or approximately 92% of sales. Gross profit for the three months ended September 30, 2016 was ($15,776), or approximately -94% of sales.

Gross profit for the nine months ended September 30, 2017 was $67,222, or approximately 58% of sales. Gross profit for the nine months ended September 30, 2016 was $36,663, or approximately 44% of sales.

The gross margin increase for three and nine months ended September 30, 2017 over the prior year periods is mainly explained by the initial develop fee of $50,000 with Canopy Growth.

Operating Expenses

Operating expenses increased to $198,042 for the three months ended September 30, 2017 from $185,952 for the same period ended September 30, 2016. Operating expenses decreased to $676,768 for the nine months ended September 30, 2017 from $725,248 for the same period ended September 30, 2016.

Our operating expenses for the nine months ended September 30, 2017 consisted mainly of accrued salaries and wages of $278,677, consulting fees of $173,307, audit and accounting expenses of $43,974, depreciation and amortization expenses of $42,798, rent of $34,351 and legal fees of $30,474. In comparison, our operating expenses for the nine months ended September 30, 2016 consisted mainly of accrued salaries and wages of $275,558, consulting fees of $212,501, depreciation and amortization expenses of $43,334, rent of $32,359, accounting and audit expenses of $27,046 and salaries and wages of $20,333.

Interest Expense

We had interest expense of $410,654 for the three months ended September 30, 2017, compared with interest expense of $282,262 for the three months ended September 30, 2016. We had interest expense of $1,093,967 for the nine months ended September 30, 2017, compared with interest expenses of $891,282 for the nine months ended September 30, 2016.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $3,752,985 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $170,880 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $552,269 for the three months ended September 30, 2017, as compared with a net loss of $483,990 for the three months ended September 30, 2016. We recorded a net loss of $1,703,509 for the nine months ended September 30, 2017, as compared with a net loss of $1,577,273 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had total current assets of $373,520 and total assets in the amount of $590,424. Our total current liabilities as of September 30, 2017 were $7,367,881. We had a working capital deficit of $6,994,361 as of September 30, 2017.

Operating activities used $128,340 in cash for the nine months ended September 30, 2017, as compared with $135,600 for the nine months ended September 30, 2016. Our net loss of $1,703,509 was the main component of our negative operating cash flow for the nine months ended September 30, 2017, offset mainly by amortization of debt discount of $614,753, an increase in accounts payable and accrued liabilities of $497,962, an increase in accrued interest of $237,909 and stock based compensation of $162,634. Our net loss of $1,577,273 was the main component of our negative operating cash flow for the nine months ended September 30, 2016, offset mainly by an increase in accounts payable and accrued liabilities of $644,025, amortization of debt discount of $428,347, an increase in accrued interest of $187,074 and stock based compensation of $133,445.

Investing activities used $13,937 in cash for the nine months ended September 30, 2017 for the purchase of fixed and intangible assets, compared to no cash used for the same period ended September 30, 2016.

Cash flows provided by financing activities during the nine months ended September 30, 2017 amounted to $230,400, as compared with $135,600 for the nine months ended September 30, 2017. Our cash flows for the nine months ended September 30, 2017 consisted of $220,000 in proceeds from convertible notes payable, $89,545 in proceeds received from the sale of 4,150,000 shares of common stock to twelve investors in our subsidiary Ovation and $15,000 in proceeds from notes payable, offset by $49,120 in proceeds from related party loans, net of payments, $28,025 in payments on notes payable and $17,000 in payments on convertible notes payable. Our cash flows for the nine months ended September 30, 2016 consisted of $98,000 in proceeds from convertible notes payable, $67,000 in proceeds from notes payable, $25,000 in proceeds from the sale of our common stock and $18,700 in related party debt, offset by $47,500 in payments on convertible debt and $25,600 in payments on notes payable.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

On October 5, 2017, we were able to retire two convertible notes for $35,508 in cash and 5,598,580 shares of common stock.

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

Off Balance Sheet Arrangements

As of September 30, 2017, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $31,585,428 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2017, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On June 19, 2017, we entered into a termination agreement with CannaSkin. Per the agreement we issued 1,300,000 shares of our common stock as a termination fee. The shares were valued at $0.025 or $32,500.

On July 1, 2017, we re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of our common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date.

On August 7, 2017, we entered into a convertible promissory note pursuant to which we borrowed $35,000. In accordance with the terms of the agreement we issued 87,500 shares as a commitment fee.

On September 22, 2017, we issued to our director, David St. James, a 3 year option to purchase 100,000 shares of our common stock with an exercise price of $0.035 per share in connection with his appointment to our board of directors.

On October 5, 2017, we issued to the Labrys Fund, LP 5,598,580 shares of common stock in connection with the conversion of an April 7, 2017 convertible promissory note.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 14, 2017

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

