Form 10-K
period 2017-12-31
SKINVISIBLE INC
filed 2018-03-23
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $755,081

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 140,977,600 common shares as of March 19, 2018

2

PART IV
Item 15.	Exhibits, Financial Statement Schedules	30

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

On November 27, 2017, we announced that we had entered into a non-binding term sheet regarding a proposed merger of our company with and into Quoin Pharmaceuticals Limited (“Quoin”) subject to approvals, tax, accounting, legal, regulatory, and other considerations. Our proposed merger with Quoin Pharmaceuticals Inc., if consummated, will result in a new company focused on addressing major societal issues including the opioid epidemic and the military veteran suicide rate (PTSD). Our shareholders will own 27.5% of the new company and Quoin will own 72.5% post-merger. This division of ownership is prior to a private placement investment for clinical development and approximately 50% of Skinvisible’s debt conversion. The discussions continue.

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

What We Do

We have positioned ourselves in the $80 billion worldwide prescription and over-the-counter dermatology and skincare market. We generate revenue by:

  DIRECT SALES: We develop topical over-the-counter products enhanced with Invisicare to sell directly into the market through our wholly-owned subsidiary, Kintari Int. Inc. These products are also sold online at www.Kintari.com as well as having the potential to be private labeled for companies outside of the USA and Canada;
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

Patents

We have fourteen patents granted, including comprehensive patents on Invisicare, the foundation of all of our products; three in the United States, and internationally in Canada, Europe (4), China, India, Australia, Hong Kong, and Korea. The Invisicare patents cover manufacturing, composition and use. Additionally, we have been granted product specific patents in the United States for dermal barrier products, sunscreens (photostability of avobenzone) ,retinoids (stabilization), cationic products and acne products.

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

Kintari Products in China:

Skinvisible has an agreement in place with InterSpace Global, Inc. InterSpace Global Inc. is an exporter of “Made in USA” products and has offices in Salt Lake City, Utah and Shenzhen, China. This agreement provides for an efficient export of Skinvisible’s products from the USA and Canada into Greater China (Includes China, Hong Kong, Macau, Taiwan, Singapore, Malaysia, Korea and Thailand).

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

Our sunscreen is a broad spectrum SPF 30 known as Skinbrella®. We completed independent testing to validate our broad spectrum sunscreen claims according to the labeling guidelines of the FDA, which are designed to help reduce the incidents of skin cancer in the U.S. Our claims are as follows:

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
7

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

Cannabis Products

On September 15, 2016, we licensed the exclusive world rights to our topical and transdermal cannabis products formulated with Invisicare to CannaSkin, LLC, a cannabis product licensing company with international contacts in the medical marijuana industry. This agreement was canceled on June 28, 2017 and all rights reverted back to Skinvisible.

In September 2017 Skinvisible formed a wholly-owned Canadian subsidiary called Ovation Science Inc. (“Ovation”). Ovation was subsequently granted worldwide rights to Invisicare products formulated with cannabis or hemp seed oil. A license agreement with Canopy Growth Inc. for the Canadian rights was also assigned to Ovation. This was followed by a license agreement with Lighthouse Strategies, LLC for the US rights in dispensaries and the non-exclusive rights outside of dispensaries in the USA. A term of the potential merger agreement with Quoin Pharmaceuticals, Inc. involves Skinvisible Related Parties to assume Skinvisible’s ownership in Ovation in lieu of payment of a portion of outstanding debt.

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

Sales and Royalties: Skinvisible receives a royalty based on net sales of ProCort. Women’s Choice has been successfully growing their sales of ProCort®

Additional Skinvisible Products

Sunless Tanning Products

We have developed a sunless tanning mousse / foam which uses a unique foam with Invisicare®, developed specifically for its foaming properties. This adds to Skinvisible’s line of sunless tanning products which includes sunless tanning lotions (light, medium and dark), pre-sun moisturizer and after-sun moisturizer along with sunless tanning spray products for commercial use. The addition of a sunless tanning mousse enhances this line of products.

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

  Expand the availability of our DermSafe® hand sanitizer in China and other countries internationally. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and Asia.

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

Our auditors, in their opinion dated March __, 2017 have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $500,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

We need to raise additional funds to achieve our future strategic objectives, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness, force us to maintain specified liquidity or other ratios or restrict our ability to pay dividends or make acquisitions. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

▪  launch, develop and enhance our existing products;

▪  continue to expand our product base, sales and/or marketing efforts;

▪  hire, train and retain employees; or

▪  respond to competitive pressures or unanticipated working capital requirements.

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

If demand for the products that we plan to offer slows, then our business would be materially affected.

Demand for products, which we intend to sell, depends on many factors, including:

▪	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products;
▪	the competitive environment in the skin care sector may force us to reduce prices below our desired pricing level or increase promotional spending;
▪	our ability to anticipate changes in consumer preferences and to meet customers’ needs for skin care products in a timely cost-effective manner;
▪	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,
▪	our ability to identify and respond successfully to emerging trends in the skin care and personal care industries.

For the long term, demand for the products we plan to offer may be affected by:

▪	the ability to establish, maintain and eventually grow market share in a competitive environment;
▪	our ability to deliver our products in the markets we intend to service, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability; and
▪	restrictions on access to North American markets and supplies.

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

Failure or lack of reliability in the manufacture of our products is likely to result in loss of business. Among other risks:

▪	Our products may fail to provide the expected results;
▪	We may experience limited availability of quality ingredients for manufacturing;
▪	We may experience poor quality manufacturing;
▪	Our products may have new competition from other companies attempting to duplicate our formulas; and
▪	Our customers could experience results different from our test results.

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

We intend to promote and sell our products internationally. Our international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

▪	new and different legal and regulatory requirements in local jurisdictions;
▪	potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;
▪	risk of nationalization of private enterprises by foreign governments;
▪	legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and,
▪	local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

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

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. We signed an addendum to our lease on January 18, 2017, which extends the term until March 31, 2018. Rent is $3,596.60 per month plus all applicable CAM charges. Rental expense, resulting from operating lease agreements, approximated $51,886 and $43,245 for the year ended December 31, 2017 and 2016, respectively.

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

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	0.1095	0.035
September 30, 2017	0.1	0.02
June 30, 2017	0.0365	0.02
March 31, 2017	0.045	0.025

Fiscal Year Ending December 31, 2016
Quarter Ended	High $	Low $
December 31, 2016	0.0289	0.0081
September 30, 2016	0.0236	0.0068
June 30, 2016	0.02	0.0042
March 31, 2016	0.032	0.0136

On March 21, 2018, the last sales price per share of our common stock on the OTCQB was $0.0253.

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

Holders of Our Common Stock

As of March 19, 2017, we had 140,977,600 shares of our common stock issued and outstanding, held by 189 shareholders of record, other than those held in street name.

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

On October 11, 2017, we issued 363,636 shares of common stock due to the cashless exercise of 400,000 warrants.

On December 19, 2017, we issued 4,025,000 shares of common stock to two note holder in settlement of outstanding debts totaling $70,520.

On December 19, 2017, we executed an agreement to issue 2,479,000 shares of common stock to a note holder in settlement of $61,976 in debt.

On February 5, 2018, we executed an agreement to issue 1,634,565 shares of common stock with a fair value of $40,864 or $0.025 per share to a note holder in settlement of $32,691 in accrued interest.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2017.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 10,000,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2017

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	10,000,000	$0.03	—
Equity compensation plans not approved by security holders	6,106,843	$0.03	—
Total	16,106,843	$0.03	—

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

Results of Operations for the Years Ended December 31, 2017 and 2016

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the year ended December 31, 2017 was $629,027, an increase from $108,890 for the year ended December 31, 2016.

The increase in revenue for the year ended December 31, 2017 was mainly due to license, development and royalty fees from our licensees. We hope to achieve increased revenues in 2018, as a result of our distribution agreement in China and our license agreement in place the cannabis industry, along with our direct and online sales of Kintari products.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2017 increased to $42,313 from the prior year when cost of revenues was $37,055. We expect our cost of revenues to increase as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the year ended December 31, 2017 was $586,714, or approximately 93% of sales. Gross profit for the year ended December 31, 2016 was $71,835, or approximately 66% of sales. Our gross profit margin increased significantly in 2017 over 2016 as a result of revenues being generated from license, development fees and royalties which have a lower cost of goods.

Operating Expenses

Operating expenses increased to $950,873 for the year ended December 31, 2017 from $913,539 for the year ended December 31, 2016. Our operating expenses for the year ended December 31, 2017 consisted mainly of accrued salaries and wages of $349,497, consulting fees of $254,163, depreciation and amortization expenses of $54,423, rent of $51,886, accounting and audit expenses of $53,474, marketing expenses of $22,874, legal fees of $21,859, commissions of $20,588 and insurance of $18,650. In comparison, our operating expenses for the year ended December 31, 2016 consisted mainly of accrued salaries and wages of $369,324, consulting fees of $221,876, depreciation and amortization expenses of $57,648, rent of $43,245, accounting and audit expenses of $33,046 office expenses of $26,453, and legal fees of $35,630.

Other Expenses

We had other expenses of $1,462,649 for the year ended December 31, 2017, compared with other expenses of $1,209,143 for the year ended December 31, 2016. This was largely the result of $1,555,159 in interest expenses for the year ended December 31, 2017 from $1,268,509 in the prior period ended December 31, 2016.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $3,438,875 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $43,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

Net loss for the year ended December 31, 2017 was $1,826,808 compared to net loss of $2,050,847 for the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had total current assets of $315,875 and total assets in the amount of $632,189. Our total current liabilities as of December 31, 2017 were $7,391,811. We had a working capital deficit of $7,075,936 as of December 31, 2017.

Operating activities used $13,875 in cash for the year ended December 31, 2017, as compared with $244,382 for the year ended December 31, 2016. Our net loss of $1,826,808 was the main component of our negative operating cash flow, offset mainly by an increase in accrued interest of $927,863, amortization of debt discount of $914,482 and stock based compensation of $223,090.

Cash flows used by investing activities during the year ended December 31, 2017 was $47,291, as compared with $0 for the year ended December 31, 2016, as a result of our investment in Ovation Inc. of $32,286 and the purchase of fixed and intangible assets of 15,005.

Cash flows provided by financing activities during the year ended December 31, 2017 amounted to $81,465, as compared with $247,401 for the year ended December 31, 2016. Cash flows for the year ended December 31, 2017 mainly consisted of $220,000 in proceeds from convertible debt, $15,000 in proceeds on notes payable, offset by $53,010 in payments on related party debt, $54,500 in payments on convertible debt and $46,025 in payments on notes payable.

The features of the debt instruments and payables concerning our financing activities for 2017 are detailed in the footnotes to our financial statements.

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

Off Balance Sheet Arrangements

As of December 31, 2017, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,709,007 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2017 and 2016
F-3	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2017 and 2016
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinvisible, Inc. (the Company) as of December 31, 2017 and December 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing

Las Vegas, Nevada

We have served as the Company’s auditor since 2014

March 21, 2018

 SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2017	December 31, 2016
ASSETS
Current assets
Cash	$23,318	$3,019
Accounts receivable	9,905	9,974
Inventory	26,023	79,694
Due from related party	1,436	1,145
Promissory note due from related party, net of debt discount of $4,808	245,193	—
Prepaid expense and other current assets	10,000	—
Total current assets	315,875	93,832

Equity method investment in Ovation Inc.	109,968	—
Fixed assets, net of accumulated depreciation of $327,191 and $326,867, respectively	359	683
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $455,187 and $401,087, respectively	205,987	245,082

Total assets	$632,189	$339,597
	.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$612,783	$475,003
Accounts payable related party	34,883	25,960
Accrued interest payable	1,674,346	1,092,768
Loans from related party	17,260	70,270
Loans payable	2,301,875	2,332,900
Convertible notes payable, net of unamortized debt discount of $6,551 and $71,827, respectively	1,173,449	1,329,163
Convertible notes payable related party, net of unamortized discount of $1,413,576 and $1,690,613 respectively	1,577,215	1,121,740
Total current liabilities	7,391,811	6,447,804

Total liabilities	7,391,811	6,447,804

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 136,864,035 and 123,835,319 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	136,865	123,835
Shares payable	61,976	10,000
Additional paid-in capital	24,750,544	23,640,157
Accumulated deficit	(31,709,007)	(29,882,199)
Total stockholders' deficit	(6,759,622)	(6,108,207)

Total liabilities and stockholders' deficit	$632,189	$339,597

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years Ending
	December 31, 2017	December 31, 2016

Revenues	$629,027	$108,890

Cost of revenues	42,313	37,055

Gross profit	586,714	71,835

Operating expenses
Depreciation and amortization	54,423	57,648
Selling general and administrative	896,450	855,891
Total operating expenses	950,873	913,539

Loss from operations	(364,159)	(841,704)

Other income and (expense)
Other income	4,812	5
Interest expense	(1,555,159)	(1,268,509)
Gain on deconsolidation of Ovation Inc.	90,189	—
Loss on equity method investment	(12,507)
Gain (loss) on extinguishment of debt	10,016	59,361
Total other expense	(1,462,649)	(1,209,143)

Net loss	$(1,826,808)	$(2,050,847)

Basic loss per common share	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	130,111,422	118,471,104

 See Accompanying Notes to Consolidated Financial Statements.

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2015 (audited)	115,701,969	115,702	22,053,555	—	(27,831,352)	(5,662,095)

Issuance of stock for cash	5,833,350	5,833	69,167	—	—	75,000

Shares issued for services	2,300,000	2,300	43,125	—	—	45,425

Shares issued for settlement of convertible notes	—	—	—	10,000	—	10,000

Warrants issued for services	—	—	100,320	—	—	100,320

Financing costs related to convertible notes payable	—	—	1,373,990	—		1,373,990

Net loss	—		—	—	(2,050,847)	(2,050,847)

Balance, December 31, 2016 (audited)	123,835,319	123,835	23,640,157	10,000	(29,882,199)	(6,108,207)

Issuance of stock for cash						—

Shares issued for services	1,741,500	1,742	47,896	—	—	49,638

Shares issued for cancellation of agreement	1,300,000	1,300	31,200	—	—	32,500

Shares issued for settlement of convertible notes	9,623,580	9,624	228,830	51,976	—	290,430

Shares issued for exercise of warrants	363,636	364	(364)	—	—	—

Options and warrants issued for services	—	—	140,952	—	—	140,952

Discount on note receiveable from related party	—	—	(9,615)	—	—	(9,615)

Financing costs related to convertible notes payable	—	—	671,488	—	—	671,488

Net loss					(1,826,808)	(1,826,808)

Balance, December 31, 2017 (audited)	136,864,035	136,865	24,750,544	61,976	(31,709,007)	(6,759,622)

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years Ended
	December 31, 2017	December 31, 2018

Cash flows from operating activities:
Net loss	$(1,826,808)	$(2,050,847)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	54,424	57,648
Stock-based compensation	223,090	145,746
Gain on deconsolidation of Ovation Inc.	(90,189)	—
Amortization of debt discount	914,482	648,139
Loss on equity method investment	12,507	—
Imputed interest	(4,808)	—
Bank overdraft	—	(1,340)
Gain on extinguishment of debt	(10,016)	(59,361)
Changes in operating assets and liabilities:
Decrease in inventory	53,671	11,278
Increase in prepaid assets	(10,000)	—
Decrease (increase) in accounts receivable	69	(4,974)
Increase in accounts payable and accrued liabilities	(7,869)	785,415
Increase in due to related party	(291)	—
Increase in promissory note from related party	(250,000)	—
Increase in accrued interest	927,863	223,914
Net cash used in operating activities	(13,875)	(244,382)

Cash flows from investing activities:
Investment in Ovation Inc.	(32,286)	—
Purchase of fixed and intangible assets	(15,005)	—
Net cash used in investing activities	(47,291)	—

Cash flows from financing activities:
Proceeds from investments in subsidiary	—	—
Proceeds from sales of common stock	—	75,000
Proceeds from related party loans, net of payments	(53,010)	60,501
Payments on notes payable	(46,025)	(25,600)
Proceeds from notes payable	15,000	77,000
Proceeds from convertible notes payable	220,000	108,000
Payments on convertible notes payable	(54,500)	(47,500)
Net cash provided by (used in) financing activities	81,465	247,401

Net change in cash	20,299	3,019

Cash, beginning of period	3,019	—

Cash, end of period	$23,318	$3,019

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,045	$32,173
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued expenses converted to notes	$178,439	$419,325
Beneficial conversion feature	$671,488	$1,373,989
Common stock issued on extinguishment of debts	$238,454	$—

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. As of December 31, 2017 Skinvisible Inc. owned 37.8% of the issued and outstanding Common stock of Ovation. This investment has been accounted for as an equity method investment. (See Note 16 for additional details)

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer.

Skinvisible, Inc., together with its subsidiaries, shall herein be collectively referred to as the “Company.”

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,709,007 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $23,318 and $3,019 in cash and cash equivalents as of December 31, 2017 and December 31, 2016 respectively.

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

Distribution and license rights sales – The Company also recognizes revenue from distribution and license rights only when earned, when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2017, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the year ended December 31, 2017 and 2016 totaled $223,090 and $145,746, respectively.

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

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-01, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows except as discussed below.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

Revenue from Contracts with Customers. In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is has reviewed its revenue streams and does not believe that the adoption of this standard has a material effect on its revenue recognition in 2016 or 2017.

4. RECLASSIFICATION

The Company has reclassified $333,011 in accrued interest previously included in accounts payable on the Company’s December 31, 2016 balance sheet to more clearly reflect the nature of the liabilities. The amount is now included in the accrued interest balance. The reclassification of accrued interest had no impact on the Company’s statements of operations, statement of shareholders deficit or statements of cash flows.

5. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,191)	(326,867)
Fixed assets, net of accumulated depreciation	$359	$683

Depreciation expense for the years ended December 31, 2017 and 2016 was $324 and $1,012, respectively.

6. INVENTORY

Inventory consist of the following as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Shipping and Packing materials	$8,684	$10,274
Marketing Supplies	—	17,139
Finished Goods	10,433	32,998
Raw Materials	6,906	19,283
Total	$26,023	$79,694

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

7.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2017, intangible assets total $661,174, net of $455,187 of accumulated amortization. Amortization expense for the years ended December 31, 2017 and 2016 was $54,009 and $56,636, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2017.

8. EQUITY METHOD INVESTMENT IN OVATION SCIENCES INC.

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. As of December 31, 2017 Skinvisible Inc. owned 37.8% of the issued and outstanding Common stock of Ovation. This investment has been accounted for as an equity method investment as of December 31, 2017.

Upon the initial acquisition of the shares of Ovation the Company owned 99.9% of the Company and consolidated the activity of both entities in its financial statements in accordance with ASC 810. Ovation sold shares to investors subsequent to Skinvisible’s’ investment that diluted Skinvisible’s interest to below 50% on October 17, 2017. On that date the Company deconsolidated the activity for accounting purposes and recorded the investment as an equity method investment. In accordance with ASC 810 the Company revalued the investment at fair value and recorded a gain on deconsolidation of Ovation of $90,189.

The Company fair valued its investment in Ovation based upon the average price per share invested between inception of Ovation and October 17, 2017 or approximately $0.021 per share.

Ovation will continue to manage its operations separately from the Company but it is still considered a related party as Skinvisible still owned 37.8% as of December 31, 2017.

Summarized financial statements of Ovation Science Inc. as of December 31, 2017 have been included below:

Balance sheet as of December 31, 2017
Cash	220,180
Accounts receivable	10,872
License agreement	500,000
731,052

Accounts payable	419
Due to related parties	291
Note payable	250,000
Liabilities	250,710

Additional Paid in Capital	503,080
Common Stock	15,222
Retained earnings	(37,960)
Equity	480,342
Equity and liabilities	731,052

Statement of Operations From inception to December 31, 2017
License income	9,993

General expenses	4,362
Professional fees	6,549
Management fees	37,042
Total expenses	47,953

Net income/loss	(37,960)

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

9. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during year ended December 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	11,250,000	$0.03

Options granted and assumed	1,700,000	$0.03
Options expired	(2,350,000)	$0.03
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2017	10,600,000	$0.03

As of December 31, 2017, all stock options outstanding are exercisable.

On March 1, 2017, the Company granted stock options for 400,000 options to purchase shares of its common stock to two consultants. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $14,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $14,000 for the year ended December 31, 2017.

On March 22, 2017, the Company granted stock options for 200,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $6,000 using the Black-Scholes option pricing model.   The Company recorded an expense of $6,000 for the year ended December 31, 2017.

On May 18, 2017, the Company granted stock options for 1,000,000 options to purchase shares of its common stock to a consultant. The options have a strike price of $0.03. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $24,999 using the Black-Scholes option pricing model.   The Company recorded an expense of $24,999 for the year ended December 31, 2017.

On September 22, 2017, the Company granted stock options for 100,000 options to purchase shares of its common stock to a director. The options have a strike price of $0.035. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $35,497 using the Black-Scholes option pricing model.   The Company recorded an expense of $35,497 for the year ended December 31, 2017.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2017.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2016	4,952,675	$0.03

Warrants granted and assumed	4,095,300	$0.03
Warrants expired	(1,625,000)	$0.07
Warrants canceled	—	—
Warrants exercised	(400,000)	0.03

Balance, December 31, 2017	7,022,975	$0.03

All warrants outstanding as of December 31, 2017 are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

10. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the year ending December 31, 2017 the Company made principal payments of $11,025.

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

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of December 31, 2017, no payments had been made towards the principal balance.

On March 31, 2017, the Company entered into a promissory note pursuant to which we borrowed $15,000. Interest under the note is at 0% per annum, and the principal is due on Demand. The note was paid in full on April, 11, 2017.

As of December 31, 2017, $2,301,875 of the Notes were due in less than 12 months and have been classified as current notes payable.

11.    RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017, officers of the Company advanced $4,749 to support the daily operations of the company. The advance is due on demand and bears no interest. $57,759 in advances were repaid during the year ending December 31, 2017.

As of December 31, 2017, $17,260 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

Ovation license agreement

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer. As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of December 31, 2017 Ovation had paid $250,000 to Skinvisible Inc. under this agreement.

The note receivable from Ovation did not bear interest per the agreement as a result the Company has imputed interest in accordance with ASC 835-30. The interest has been recorded as a debt discount and is being amortized over the note term. As of December 31, 2017, the Company has recorded $4,808 in interest income related to the note receivable.

As of December 31, 2017, the Company had recorded the full $500,000 in license revenue as earned in accordance with ASU 2016-10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

12. CONVERTIBLE NOTES PAYABLE

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

On December 19, 2017, the Company issued to the Purchaser 1,139,021 shares of common stock and 489,512 warrants to purchase shares of the Company’s common stock at $0.04 until December 31, 2018, in connection with the conversion of the note. This issuance of shares to the Purchaser satisfied the note and related accrued interest in full.
	$—	$28,476
Unamortized debt discount	—	—
Total, net of unamortized discount	—	28,476
$1,000,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense. The original issue discount feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	—	111,110
Unamortized debt discount	—	—
Total, net of unamortized discount	1,000,000	1,111,110
$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $47,980 during the year ended December 31, 2017. The original issue discount feature is valued under the intrinsic value method.
	135,000	135,000
Unamortized debt discount	(-	(47,980)
Total, net of unamortized discount	135,000	87,020
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 1, 2016 to be $33,164. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,055 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method

On December 19, 2017, the Company issued to the Purchaser 1,339,979 shares of common stock and 669,989 warrants to purchase shares of the Company’s common stock at $0.04 until December 31, 2018, in connection with the conversion of the note. This issuance of shares to the Purchaser satisfied the note and related accrued interest in full.

	—	38,000
Unamortized debt discount	—	(4,055)
Total, net of unamortized discount	—	33,945
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,025 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method
	20,000	20,000
Unamortized debt discount	(904)	(7,929)
Total, net of unamortized discount	19,096	12,071
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,364 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method
	15,000	15,000
Unamortized debt discount	(4,499)	(11,863)
Total, net of unamortized discount	10,501	3,137
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $990 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method
	10,000	—
Unamortized debt discount	(1,148)	—
Total, net of unamortized discount	8,852	—
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

The Company has determined the value associated with the beneficial conversion feature and warrants issued in connection with the notes negotiated on April 7, 2017 to be $160,000. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $160,000 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

In accordance with the terms of the agreement the Company issued 400,000 share as a commitment fee, the shares were valued at $14,600 and expensed as stock based compensation.

On October 5, 2017, the Company issued to the Purchaser 5,598,580 shares of common stock in connection with the conversion of the note. This issuance of shares to the Purchaser satisfied the note in full.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 31, 2016 to be $58,743. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $58,743 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

On December 19, 2017, the Company issued to the Purchaser 3,025,000 shares of common stock and 1,512,500 warrants to purchase shares of the Company’s common stock at $0.03 until December 31, 2018, in connection with the conversion of the note and related interest. This issuance of shares to the Purchaser satisfied the note and related accrued interest in full.

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

The Company has determined the value associated with the beneficial conversion feature issued in connection with the notes negotiated on August 4, 2017 to be $35,000. The aggregate original issue discount feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,842 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

In accordance with the terms of the agreement the Company issued 87,500 share as a commitment fee, the shares were valued at $2,188 and expensed as stock based compensation.

On October 5, 2017 the Company exercised its right to prepay the Note, and paid the Purchaser a total of $ $35,508 under the terms of the Note satisfying the debt in full.

	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	—	—

	$1,173,449	$1,329,163

F-13

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

13. CONVERTIBLE NOTES PAYABLE RELATED PARTY

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

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $307,217 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	982,253	982,253
Unamortized debt discount	(614,434)	(921,651)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,618 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $20,201 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	299,316	299,316
Unamortized debt discount	(178,658)	(20,618)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $36,384 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	—	(36,384)

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,145 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(7,015)	(21,160)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,973 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(18,971)	(37,944)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $23,616 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(35,321)	(58,934)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,088 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(14,139)	(22,227)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,481 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(22,962)	(34,443)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $68,264 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	343,687	343,687
Unamortized debt discount	(204,984)	(273,248)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $219 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	3,600	3,600
Unamortized debt discount	(490)	(709)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,481 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	33,333	33,333
Unamortized debt discount	(5,927)	(7,408)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,670 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.	192,417	192,417
Unamortized debt discount	(19,837)	(25,507)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $185 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	2,000	2,000
Unamortized debt discount	(738)	(923)

 On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $416 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	3,600	3,600
Unamortized debt discount	(1,559)	(1,975)

 On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,580 during the nine month ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	111,056	111,056
Unamortized debt discount	(32,628)	(41,208)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $37,255 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	186,375	186,375
Unamortized debt discount	(149,018)	(186,273)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,905 during the year ended December 31, 2017. The beneficial conversion feature is valued under the intrinsic value method.
	178,439	—
Unamortized debt discount	(106,895)	—

	$1,577,215	$1,121,740

F-14

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

14. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 136,864,035 and 123,835,319 issued and outstanding shares of common stock as of December 31, 2017 and December 31, 2016, respectively.

On February 23, 2017, 100,000 shares of the Company’s common stock were issued to a consultant for services. The shares were fair valued at $4,000 or $0.04 per share.

On May 1. 2017, the Company entered into a consulting agreement and agreed to issue 1,154,000 shares of the Company’s common stock in exchange for three months of services. The shares were valued at $0.025 or $28,850.

On April 7, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $160,000. In accordance with the terms of the agreement the Company issued 400,000 share as a commitment fee, the shares were valued at $14,600 and expenses as stock based compensation. An additional 5,772,006 shares were issued as refundable shares, the shares will only be returned if the Company pays the note and accrued interest in full within 180 days of April 7, 2017. These shares were valued at $210,678 and recorded as collateral deposit. On October 5, 2017 5,772,006 shares were returned to the treasury and cancelled when the Company issued to the Purchaser 5,598,580 shares of common stock in connection with the conversion of the note. This issuance of shares to the Purchaser satisfied the note in full. (See Note 12 for additional details)

On June 19. 2017, the Company entered into a termination agreement with CannaSkin. Per the agreement the Company issued 1,300,000 shares of the Company’s as a termination fee. The shares were valued at $0.025 or $32,500.

On August 7, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $35,000. In accordance with the terms of the agreement the Company issued 87,500 shares as a commitment fee, the shares were valued at $2,188 and expenses as stock based compensation. This loan was repaid in full on October 5, 2017.. (See Note 12 for additional details).

 On October 11, 2017, the Company issued 363,636 shares of common stock due to the cashless exercise of 400,000 warrants.

On December 19, 2017 the Company issued 4,025,000 shares of common stock to two note holder in settlement of outstanding debts totaling $70,520.

On December 19, 2017 the Company executed an agreement to issue 2,479,000 shares of common stock to a note holder in settlement of $61,976 in debts. As of December 31, 2017 the shares had not been issued and were reported as stock payable.

15.    INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $4,695,634 which is calculated by multiplying a 34.5% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

The components of the Company's deferred tax asset as of December 31, 2017 and 2016 are as follows:

For the period ended December 31,	2017	2016
Book loss for the year	$(1,826,808)	$(2,050,847)
Adjustments:
Book to tax depreciation expense	14,009	14,669
Prior period adjustment	—	—
Non-deductible portion of travel and entertainment	2,496	1,584
Non-deductible amortization of debt discount	914,482	648,139
Non-deductible portion of stock compensation	223,090	145,746
Non-deductible accrued salaries and wages	349,497	368,323
Non-deductible penalties
Tax loss for the year	(323,234)	(872,386)
Estimated effective tax rate	34.5%	34.5%
Deferred tax asset	$(111,516)	$(300,973)

F-15

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

As of December 31,	2017	2016
Deferred tax asset	$4,695,634	$4,584,118
Valuation allowance	(4,695,634)	(4,584,118)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the total estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
2017	$323,234	2037
2016	$872,386	2036
2015	$1,215,078	2035
2014	$1,300,779	2034
2013	$830,584	2033
2012	$581,538	2032
2011	$197,306	2026
2010	$617,306	2025
2009	$1,153,315	2024
2008	$1,131,018	2023
2007	$907,491	2022
2006	$1,191,128	2021
2005	$763,406	2020
2004	$2,525,963	2019
Total	$13,610,532

The Company will file its U.S. federal return for the year ended December 31, 2017 upon the issuance of this filing. The tax years 2014-2016 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

16. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2017, are as follows:

2018 10,790

Rental expense, resulting from operating lease agreements, approximated $51,886 and $43,245 for the year ended December 31, 2017 and 2016, respectively.

Kintari Inc. - Previously on April 1, 2016, Skinvisible licensed to Kintari Int. Inc. the exclusive rights to our existing line of cosmeceutical products plus the exclusive rights to any future cosmeceutical products developed by Skinvisible plus the right-of-first-refusal on our existing OTC products plus the right-of-first-refusal to any future OTC products developed by us in exchange for a 100% equity position in Kintari Int. Inc. This inter-company agreement has now been dissolved and all rights still remain with Skinvisible Pharmaceuticals, Inc., as the original intent was for Kintari to operate as its own company; however, this did not transpire. There is no change to the ownership as Skinvisible continues to own 100% of Kintari Int. Inc. and all rights thereof. Kintari USA Inc. continues to sell Kintari branded products through online sales.

F-16

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(AUDITED)

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

The agreement covers two distinct product lines made with Skinvisible's Invisicare® technology. Skinvisible will first develop unique topical hemp-based products that will be launched by Canopy Hemp Corporation in Canada and the United States. The agreement also includes potential cannabis-based topical products using the Invisicare® technology when and if federal regulations permit CBD or THC infused topical products for sale in Canada.

Ovation license agreement – On September 29, 2017, the Company entered into a licensing agreement with Ovation Science Inc. which is 37.8% owned by the Company as of December 31, 2017

Payment due under the agreement - As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of December 31, 2017 Ovation had paid $250,000 to Skinvisible Inc. under this agreement.

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

17.    SUBSEQUENT EVENTS

On February 5, 2018 the Company executed an agreement to issue 1,634,565 shares of common stock with a fair value of $40,864 or $0.025 per share to a note holder in settlement of $32,691 in accrued interest.

F-17

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2018 : (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

On September 21, 2017, our director, Greg McCartney, passed away.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2017.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	70	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	45	Director

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

Mr. David St. James is an inventor and businessman based in Las Vegas, Nevada. He has invented and co-invented turbochargers and superchargers, some of which are in use today on production vehicles and in Formula 1. He has also been involved in other various aspects of the automotive industry, including product development, service, and repair. He has been an Officer and Director of Homeland Resources Ltd. since July of 2014 and currently serves as the President and a Director. He has been the Vice President and a Director of Nouveau Ventures Inc. since August of 2014. Mr. St. James served as the President of XLR Medical Corporation from January 2009 through January 2012.

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

For the fiscal year ending December 31, 2017, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2017 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2017, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2017:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	2	0
David St. James	0	0	0
Greg McCartney Former Director	0	1	0
Lutz Family Trust	0	0	0
Doreen McMorran	0	2	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2017 and 2016.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2017 2016	180,000 180,000	- -	- -	- 40,623	- -	- -	- -	180,000(1) 220,623(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2017 was $2,800.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2016 was $2,740.

Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $90,000 as of December 31, 2017 into our common stock at $0.02 per share at any time until 2022. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 2,250,000 shares of common shares at a strike price of $0.03 per share.

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	1,000,000 1,000,000 1,000,000	- - -	- - -	0.04 0.04 0.05	10/19/2018(2) 1/20/2019(3) 12/7/2019(4)	- - -	- - -	- - -	- - -
	400,000	-	-	0.04	1/31/2018(5)	-	-	-	-
	1,700,000	-	-	0.02	2/10/2021	-	-	-	-

	(1)	On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $0.04 per share, which included all options issued to Mr. Howlett aside from the option issued on December 7, 2009 of 1,000,000 shares at $0.08 per share and the option issued on November 15, 2010 at $0.06 per share. On October 17, 2014, we modified the exercise price to $0.05 per share on the option issued on December 7, 2009 of 1,000,000 shares. Aside from this modification, during the last fiscal year there was not any outstanding option re-priced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.
	(2)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.
	(3)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.
	(4)	On October 17, 2014, our Board of Directors approved to extend the expiration date 5 years.
(5)		On January 31, 2013, our Board of Directors approved to extend the expiration date 5 years

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2017.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney Former Director	-	-	-	-	-	-	-
David St. James	-	-	$35,497	-	-	-	$35,497

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

On September 22, 2017, we granted an option to purchase 100,000 shares of our common stock to Mr. St. James. The options have a strike price of $0.035. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $35,497 using the Black-Scholes option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 19, 2018, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	151,685,787 shares	53%
Common	David St. James(5)	100,000 shares	Less than 1%
Total of All Directors and Executive Officers:		151,785,787 shares	53%

More Than 5% Beneficial Owners:
Lutz Family Trust(6) 8322 West Tonto Lane, Peoria, AZ 85382		10,998,300 shares	7.8%
Doreen McMorran(7)		158,924,409 shares	53%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 140,977,600 shares of common stock issued and outstanding on March 19, 2018.
(4)	Includes 7,723,248 shares held in his name as indicated on our shareholder list, and 143,962,539 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 100,000 shares of common stock at $0.035 per share.

(6)	As stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on January 25, 2010.

(7)	Includes 1,800,000 shares held in her name as indicated on our shareholder list, and 157,124,409 shares of common stock held in derivative securities.

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

During the years ended 2017, Terry Howlett and Doreen McMorran advanced $4,749 to support the daily operations of the company. The advance is due on demand and bears no interest. $57,759 in advances were repaid during the year ending December 31, 2017.

On October 8, 2016, we entered into a 10% unsecured note payable to Doreen McMorran and received total proceeds of $5,070. The note is due on December 31, 2016. $4,000 of principal was repaid during the year ending December 31, 2016.

On October 11, 2016, we entered into a 10% unsecured note payable to Doreen McMorran and received total proceeds of $5,000. The note is due on December 31, 2016. As of December 31, 2017, $17,260 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes.

The related party convertible notes are set forth in Note 11 to the financial statements included herein. The three employees that have convertible notes as a result of accrued compensation are Terry Howlett, Doreen McMorran and James A. Roszell.

On September 29, 2017, we entered into a licensing agreement with Ovation Science Inc. which is 37.8% owned by the Company as of December 31, 2017. As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of December 31, 2017 Ovation had paid $250,000 to Skinvisible Inc. under this agreement.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2016	$33,960	$0	$0	$0
2017	$37,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment to The Company’s Articles of Incorporation(2)
4.1	Convertible Promissory Note(4)
4.2	Convertible Promissory Note(5)
10.1	Securities Purchase Agreement(4)
10.2	Securities Purchase Agreement(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on April 20, 2017
[5]	Incorporated by reference to the Report on Form 8-K filed on August 8, 2017

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
March 22, 2018

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
March 22, 2018

By:	/s/ David St. James
David St. James

Director

March 22, 2018

