Form 10-Q
period 2018-03-31
SKINVISIBLE INC
filed 2018-05-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,830,920 common shares as of May 14, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (unaudited);

F-3	Consolidated Statements of Cash Flow for the three months ended March 31, 2018 and 2017 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

 SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$32,957	$23,318
Accounts receivable	9,699	9,905
Inventory	18,675	26,023
Due from related party	1,145	1,436
Promissory note due from Ovation Science Inc.	159,334	245,193
Prepaid expense and other current assets	7,500	10,000
Total current assets	229,310	315,875

Equity method investment in Ovation Inc.	—	109,968
Fixed assets, net of accumulated depreciation of $327,255 and $327,191, respectively	295	359
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $464,753 and $455,187, respectively	196,421	205,987

Total assets	$426,026	$632,189
	.	.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$671,544	$612,783
Accounts payable related party	—	34,883
Accrued interest payable	1,550,433	1,674,346
Loans from related party	—	17,260
Loans payable	2,296,875	2,301,875
Convertible notes payable, net of unamortized debt discount of $3,567 and $6,551, respectively	1,176,433	1,173,449
Convertible notes payable related party, net of unamortized discount of $1,123,109 and $1,413,576 respectively	1,565,434	1,577,215
Total current liabilities	7,260,719	7,391,811

Total liabilities	7,260,719	7,391,811

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 140,977,600 and 136,864,035 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	140,979	136,865
Shares payable	109,925	61,976
Additional paid-in capital	24,526,880	24,750,544
Accumulated deficit	(31,612,477)	(31,709,007)
Total stockholders' deficit	(6,834,693)	(6,759,622)

Total liabilities and stockholders' deficit	$426,026	$632,189

 See Accompanying Notes to Consolidated Financial Statements.

 SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending
	March 31, 2018	March 31, 2017

Revenues	$15,632	$12,512

Cost of revenues	7,873	1,561

Gross profit	7,759	10,951

Operating expenses
Depreciation and amortization	9,630	14,008
Selling general and administrative	172,695	151,169
Total operating expenses	182,325	165,177

Loss from operations	(174,566)	(154,226)

Other income and (expense)
Other income	4,807	3
Interest expense	(280,230)	(324,761)
Gain on sale of Ovation Science Inc.	595,127	—
Loss on equity method investment	(21,810)	—
Gain (loss) on extinguishment of debt	(26,798)	—
Total other expense	271,096	(324,984)

Net loss	$96,530	$(478,984)

Basic loss per common share	$0.00	$(0.00)

Basic weighted average common shares outstanding	139,789,237	123,874,879

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net Income	$96,530	$(478,984)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	9,630	14,008
Stock-based compensation	—	24,000
Gain on sale of Ovation Science Inc.	(595,127)	—
Amortization of debt discount	131,351	167,247
Loss on equity method investment	21,810	—
Imputed interest on Ovation Science loan	4,807
Loss on extinguishment of debt	26,798	—
Changes in operating assets and liabilities:
Decrease in inventory	7,348	705
Decrease in prepaid assets	2,500	—
Decrease (increase) in accounts receivable	206	3,636
Increase in accounts payable and accrued liabilities	93,387	165,322
Decrease in due to related party	291	—
Decrease in promissory note from Ovation Science Inc.	81,052	—
Increase in accrued interest	144,056	76,722
Net cash provided by operating activities	24,639	(27,344)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Proceeds from related party loans, net of payments	(10,000)	2,930
Payments on notes payable	(5,000)	—
Proceeds from notes payable	—	15,000
Proceeds from convertible notes payable	—	10,000
Net cash provided by (used in) financing activities	(15,000)	27,930

Net change in cash	9,639	586

Cash, beginning of period	23,318	3,019

Cash, end of period	$32,957	$3,605

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,932	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature	$—	$2,138
Common stock issued on extinguishment of debts	$74,449	$—

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which represented a 37.80% interest in Ovation. As of March 31, 2018 Skinvisible Inc. owned 0% of the issued and outstanding Common stock of Ovation.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,612,477 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $32,957 and $23,318 in cash and cash equivalents as of March 31, 2018 and December 31, 2017 respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2018 and 2017 totaled $0 and $24,000, respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-06, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows except as discussed below.

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

In July 2015, the FASB made a decision to defer the effective date of the new standard for one year and permit early adoption as of the original effective date.  The Company is has reviewed its revenue streams and does not believe that the adoption of this standard has a material effect on its revenue recognition in 2017 or 2018.

4. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,255)	(327,191)
Fixed assets, net of accumulated depreciation	$295	$359

Depreciation expense for the three months ended March 31, 2018 and 2017 was $64 and $81, respectively.

5. INVENTORY

Inventory consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Shipping and Packing materials	$8,684	$8,684
Finished Goods	3,872	10,433
Raw Materials	6,119	6,906
Total	$18,675	$26,023

6.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2018, intangible assets total $661,174, net of $464,753 of accumulated amortization.

Amortization expense for the three months ended March 31, 2018 and 2017 was $9,566 and $13,927, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2018.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. SALE OF EQUITY METHOD INVESTMENT IN OVATION SCIENCES INC.

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. Ovation sold shares to investors subsequent to Skinvisible’s’ investment that diluted Skinvisible’s interest to below down to 37.8%.

On March 28, 2018, Skinvisible Inc. sold all 5,750,000 shares of Ovation Science Inc. to its officers and an employee in exchange for an agreement to forgive $500,000 in debt. $240,115 of the debt was convertible debt owed to related parties, accordingly the Company revalued the repurchase of the beneficial conversion feature as of the date of the transaction and recorded a corresponding gain.  As of March 28, 2018 the carrying value of the investment in Ovation was $88,158, as a result of the sale the Company recorded a total net gain on sale of its equity method investment of $595,127 related to the sale of Ovation.

8. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	10,600,000	$0.03

Options granted and assumed	—	—
Options expired	(500,000)	0.04
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2018	10,100,000	$0.03

As of March 31, 2018, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	7,022,975	$0.03

Warrants granted and assumed	—	—
Warrants expired	(661,000)	0.03
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2018	6,361,975	$0.03

All warrants outstanding as of March 31, 2018 are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the three months ending March 31, 2018 the Company made principal payments of $5,000.

On May 19, 2014, the Company approved a financing plan to offer accredited investors up to an additional $1,000,000 in secured promissory notes. During the period from May 19, 2014 to March 31, 2015 the Company entered into twenty-seven 9% notes payable to investors and received total proceeds of $1,000,000. The notes were due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods." $1,000,000 in notes have reached their maturity date.

During the period from April 1, 2015 and September 30, 2015, the Company entered into thirteen additional 9% notes payable to investors and received total proceeds of $326,000. The notes were due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods".

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of March 31, 2018, no payments had been made towards the principal balance.

As of March 31, 2018, $2,296,875 of the Notes were due in less than 12 months and have been classified as current notes payable.

10.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2018,$10,000 was paid to officer in settlement of advances provided to the Company in prior years. An additional $7,260 in advances were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

As of March 31, 2018, $0 remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

Ovation license agreement

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer. As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of March 31, 2018 Ovation had paid the initial cash payment of $250,000 to Skinvisible Inc. and $90,666 under the promissory note.

The note receivable from Ovation did not bear interest per the agreement as a result the Company has imputed interest in accordance with ASC 835-30. The interest has been recorded as a debt discount and is being amortized over the note term. During the three months ended March 31, 2018, the Company recorded $4,808 in interest income related to the note receivable.

During the year ending December 31, 2017, the Company recorded the full $500,000 in license revenue as earned in accordance with ASU 2016-10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31, 2018	December 31, 2017
$1,000,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $111,110. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method. The notes have reach maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	1,000,000	1,000,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	1,000,000	1,000,000
$135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company has determined the value associated with the beneficial conversion feature in connection with the notes and interest to be $117,535. The beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.
	135,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	135,000	135,000
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate beneficial conversion feature feature has been accreted and charged to interest expenses as a financing expense in the amount of $904 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method
	20,000	20,000
Unamortized debt discount	—	(904)
Total, net of unamortized discount	20,000	19,096
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,816 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method
	15,000	15,000
Unamortized debt discount	(2,683)	(4,499)
Total, net of unamortized discount	12,317	10,501
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $264 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method
	10,000	10,000
Unamortized debt discount	(884)	(1,148)
Total, net of unamortized discount	9,116	8,852

	$1,176,433	$1,173,449

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	March 31, 2018	December 31, 2017
 On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $76,140 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $238,115 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)
	744,137	982,253
Unamortized debt discount	(407,096)	(614,434)

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

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,067 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	299,316	299,316
Unamortized debt discount	(168,591)	(178,658)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	—	—

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,488 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	(3,527)	(7,015)
On December 31, 2013, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,681 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	142,501	142,501
Unamortized debt discount	(14,290)	(18,971)
On June 30, 2014, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,823 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(29,498)	(35,321)
On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,994 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(12,145)	(14,139)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,831 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(20,131)	(22,962)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for three employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,834 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $14,400 of debt and the associated interest of $3,118 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $8,200.

	329,287	343,687
Unamortized debt discount	(181,314)	(204,984)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $53 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050
	—	3,600
Unamortized debt discount	—	(409)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $292 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $33,333 of debt and the associated interest of $6,301 was converted into common stock at a price of $0.03 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $7,603.
	—	33,333
Unamortized debt discount	—	(5,927)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,398 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050	188,817	192,417
Unamortized debt discount	(17,833)	(19,837)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $44 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $2,000 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)
	—	2,000
Unamortized debt discount	—	(738)

 On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $102 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050
	—	3,600
Unamortized debt discount	—	(1,559)

 On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,115 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.
	111,056	111,056
Unamortized debt discount	(30,513)	(32,628)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,185 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050
	186,375	186,375
Unamortized debt discount	(137,132)	(149,018)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for three employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for three years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,855 during the three months ended March 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.
	178,439	178,439
Unamortized debt discount	(101,040)	(106,895)

	$1,565,433	1,577,215

F-11

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 140,977,600 and 136,864,035 issued and outstanding shares of common stock as of March 31, 2018 and December 31, 2017, respectively.

On February 5, 2018 the Company executed an agreement to issue 1,634,565 shares of common stock with a fair value of $39,230 or $0.024 per share to a note holder in settlement of $32,691 in accrued interest. A loss  on settlement of debt of $6,540 as a result of the transaction.

On March 13, 2018 the Company executed an agreement to issue 1,560,000 shares of common stock to an individual in settlement of $39,000 in accounts payable. The shares were fair valued on the date of issuance at $35,256 or $0.0226 per share, as a result, a gain on settlement of debt of $3,744 was recorded. As of March 31, 2018 the shares had not been issued and were reported as stock payable.

On March 22, 2018 the Company executed an agreement to issue 1,333,320 shares of common stock to a former employee of the Company related to the conversion of debt. As of March 31, 2018 the shares had not been issued and were reported as stock payable in the amount of $39,634.  (See Note 11 for additional details.)

On March 13, 2018 the Company executed an agreement to issue 960,000 shares of common stock to an former director of the Company in settlement of a total of $35,035  in convertible notes. As of March 31, 2018 the shares had not been issued and were reported as stock payable in the amount of $35,035. (See Note 11 for additional details.)

14. COMMITMENTS AND CONTINGENCIES

Lease obligations  – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of March 31, 2018, are as follows:

2018	$39,230
2019	$13,077

Rental expense, resulting from operating lease agreements, approximated $13,381 and $12,557 for the three months ended March 31, 2018 and 2017, respectively.

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

Ovation license agreement – On September 29, 2017, the Company entered into a licensing agreement with Ovation Science Inc.

Payment due under the agreement - As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of March 31, 2018 Ovation had paid the initial cash payment of $250,000 to Skinvisible Inc. and $90,666 under the promissory note.

F-12

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

15.    MERGER AGREEMENT

Merger Agreement

On March 26, 2018, Skinvisible, Inc. (“Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quoin Pharmaceuticals, Inc., a Delaware corporation (the “Company”), and Quoin Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, the issued and outstanding common shares of the Company (“Company Common Shares”) will automatically be converted into the right to receive approximately 72.5% of the outstanding equity of Parent (the “Merger Consideration”). Existing Parent shareholders will have a right to the remaining 27.5% of the outstanding equity of Parent, which is subject to diminution if certain indebtedness of Parent is not converted into Parent Common Stock.

Each of the Company, Parent, and Merger Sub has made various representations and warranties and agreed to certain covenants in the Merger Agreement. Parent also has agreed to other covenants in the Merger Agreement, including, without limitation, to cause a special meeting of Parent’s shareholders to be held as promptly as practicable to consider and approve the Merger Agreement and the Merger, along with the issuance of the shares of Parent Common Stock in connection with the Merger and a Charter Amendment, including a name change and reverse stock split, and to file a proxy statement with the Securities and Exchange Commission (“SEC”) relating to such special meeting.

The Merger Agreement contains customary no-solicitation covenants restricting Parent and the Company from soliciting, encouraging, or discussing alternative acquisition proposals from third parties.

Consummation of the Merger is subject to the satisfaction or, if permitted by applicable law, waiver, by Parent, the Company, or both of various conditions, including, without limitation, (i) approval of the Merger Agreement and the Merger by both the Company’s and Parent’s respective shareholders; (ii) a definitive agreement shall have been executed that provides that Parent shall receive an aggregate of at least $10,000,000 of gross proceeds within five (5) days of the closing of the Merger; (iii) the accuracy of the parties’ respective representations and warranties and the performance of their respective obligations under the Merger Agreement; (iv) the absence of the occurrence of a material adverse effect with respect to the Company between the date of the Merger Agreement and closing; (v) the Parent’s shareholders shall have approved the Charter Amendment ; (vi) the absence of any law, order, or legal injunction which prohibits the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; and (vii) certain other customary conditions.

The Merger Agreement contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by June 30, 2018. Upon the termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by Parent to enter into an acquisition proposal in accordance with the terms of the Merger Agreement made by a third party, Parent may be required to pay the Company a termination fee of up to $300,000.

F-13

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by the board of directors of the Parent, and unanimously approved by the board of directors of the Company. Both the board of directors of the Company and Parent have recommended that their respective shareholders approve the Merger Agreement and the Merger.

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the second quarter of calendar year 2018.

Support Agreements

Concurrently with the entry into the Merger Agreement on March 26, 2018, Terry Howlett (Chief Executive Officer of Parent) and Doreen McMorran (Vice President, Business Development & Marketing of Parent) along with Michael Meyers (Chief Executive Officer of the Company) and Denise Carter (Chief Operating Officer of the Company) have executed lock-up agreements (the “Lock-Up Agreements”) relating to sales and certain other dispositions of shares of Parent Common Stock or certain other securities for a period of 180 days after the Closing of the Merger.

In addition, Parent will execute an agreement with Mr. Howlett, Ms. McMorran and Dr. Roszell (the “Parent Related Party Agreement”) which will provide that within 180 days after the Closing Date the remaining Parent Related Party Indebtedness shall be converted, at the sole election of Parent, into cash or shares of Parent Common Stock which are not subject to any contractual restrictions or vesting requirements.

Finally, Mr. Howlett and Ms. McMorran have entered into a Voting and Support Agreement (the “Voting Agreement”), pursuant to which such shareholders have agreed, among other things, to vote all of their Parent Common Shares in favor of the approval of the Merger Agreement at the special meeting of the Parent’s shareholders called to approve the Merger Agreement. The Voting Agreement will automatically terminate upon the termination of the Merger Agreement in accordance with its terms, including upon a termination of the Merger Agreement by the Company pursuant to the Company’s termination rights in the Merger Agreement, or upon any material modification or amendment to the Merger Agreement that materially reduces the Merger Consideration payable to the Company’s shareholders (other than in connection with a Company material adverse effect).

Additional Information for Shareholders

This report relates to the proposed Merger transaction between the Company, Parent, and Merger Sub. The proposed Merger will be submitted to the Company’s and Parent’s shareholders for their consideration and approval. In connection with the proposed Merger, the Parent will file relevant materials with the SEC, including a proxy statement of the Parent. When completed, a definitive proxy statement and a form of proxy will be mailed to the shareholders of the Parent. This report is not a substitute for the proxy statement, circular, or other document(s) that the Company and/or Parent may file with the SEC in connection with the proposed transaction. The Parent’s shareholders are urged to read the proxy statement and other documents filed with the SEC regarding the proposed Merger transaction when they become available because they will contain important information about the Company, Parent, and the proposed Merger transaction itself. The Parent’s shareholders will be able to obtain, without charge, a copy of the proxy statement (when available) and other relevant documents filed with the SEC from the SEC’s website at www.sec.gov. The information available through the Parent’s website is not and shall not be deemed part of this document or incorporated by reference into other filings the Company makes with the SEC. This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities.

The Parent, and its management may be deemed to be participants in the solicitation of proxies from the Parent’s shareholders with respect to the special meeting of shareholders that will be held to consider the matters to be approved by the Parent’s shareholders in connection with the Merger transaction. Information about the Parent’s directors and executive officers and their ownership of the Parent Common Shares will be set forth in the proxy statement for special shareholder meeting, which will be filed with the SEC on Schedule 14A in the near future. Shareholders may obtain additional information regarding the interests of the Parent and its directors and executive officers in the proposed Merger, which may be different than those of the Parent’s shareholders generally, by reading the proxy statement and other relevant documents regarding the proposed merger, when filed with the SEC.

17.    SUBSEQUENT  EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2018 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

F-14

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

Recent Developments

Merger with Quoin Pharmaceuticals, Inc.

On March 26, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quoin Pharmaceuticals, Inc., a Delaware corporation (the “Company”), and Quoin Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of our company. At the effective time of the Merger, the issued and outstanding common shares of the Company will automatically be converted into the right to receive approximately 72.5% of the outstanding equity of our company (the “Merger Consideration”). Our existing shareholders will have a right to the remaining 27.5% of the outstanding equity in our company, which is subject to diminution if certain indebtedness is not converted into our common stock.

We also have agreed to other covenants in the Merger Agreement, including, without limitation, to cause a special meeting of our shareholders to be held as promptly as practicable to consider and approve the Merger Agreement and the Merger, along with the issuance of the Merger Consideration in connection with the Merger and a Charter Amendment, including a name change and reverse stock split, and to file a proxy statement with the Securities and Exchange Commission (“SEC”) relating to such special meeting.

As such, we recently filed a proxy statement with the SEC to approve the Merger, to conduct a reverse split of not less than one-for-ten and not more than one-for-one hundred, with the exact ratio to be set at a whole number within this range, as determined by our board of directors in its sole discretion, and to change our name to Quoin Pharmaceuticals, Inc.

Consummation of the Merger is subject to the satisfaction or, if permitted by applicable law, waiver, by us, the Company, or both of various conditions, including, without limitation, (i) approval of the Merger Agreement and the Merger by both the Company’s and our respective shareholders; (ii) a definitive agreement shall have been executed that provides that we shall receive an aggregate of at least $10,000,000 of gross proceeds within five (5) days of the closing of the Merger; (iii) the accuracy of the parties’ respective representations and warranties and the performance of their respective obligations under the Merger Agreement; (iv) the absence of the occurrence of a material adverse effect with respect to the Company between the date of the Merger Agreement and closing; (v) our shareholders shall have approved the reverse split and name change ; (vi) the absence of any law, order, or legal injunction which prohibits the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; and (vii) certain other customary conditions.

The Merger Agreement contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by June 30, 2018. Upon the termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by Parent to enter into an acquisition proposal in accordance with the terms of the Merger Agreement made by a third party, Parent may be required to pay the Company a termination fee of up to $300,000.

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by our board of directors and unanimously approved by the board of directors of the Company. Both the board of directors of the Company and our company have recommended that their respective shareholders approve the Merger Agreement and the Merger.

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the second quarter of calendar year 2018.

Support Agreements

Concurrently with the entry into the Merger Agreement on March 26, 2018, Terry Howlett (Chief Executive Officer of Parent) and Doreen McMorran (Vice President, Business Development & Marketing of Parent) along with Michael Meyers (Chief Executive Officer of the Company) and Denise Carter (Chief Operating Officer of the Company) have executed lock-up agreements (the “Lock-Up Agreements”) relating to sales and certain other dispositions of shares of our common stock or certain other securities for a period of 180 days after the Closing of the Merger.

In addition, our wholly owned subsidiary, Skinvisible Pharmaceuticals, Inc., executed agreements with Mr. Howlett, Ms. McMorran and Dr. James A. Roszell (the “Share Transfer Agreements”). The Share Transfer Agreements provide that in exchange for the immediate cancellation of $500,000 of the Parent Related Indebtedness, simultaneously with entry into the Merger Agreement, Skinvisible Pharmaceuticals, Inc. will transfer 100% of the shares in Ovation Science Inc. (“Ovation”) to these related parties. We will execute an agreement with Mr. Howlett, Ms. McMorran and Dr. Roszell (the “Parent Related Party Agreement”) which will provide that within 180 days after the Closing Date the remaining Parent Related Party Indebtedness shall be converted, at the sole election of our company, into cash or shares of our common stock, which are not subject to any contractual restrictions or vesting requirements.

Finally, Mr. Howlett and Ms. McMorran have entered into a Voting and Support Agreement (the “Voting Agreement”), pursuant to which such shareholders have agreed, among other things, to vote all of their common shares in our company in favor of the approval of the Merger Agreement at the special meeting of our shareholders called to approve the Merger Agreement. The Voting Agreement will automatically terminate upon the termination of the Merger Agreement in accordance with its terms, including upon a termination of the Merger Agreement by the Company pursuant to the Company’s termination rights in the Merger Agreement, or upon any material modification or amendment to the Merger Agreement that materially reduces the Merger Consideration payable to the Company’s shareholders (other than in connection with a Company material adverse effect).

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

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended March 31, 2018 was $15,632, an increase from $12,512 for the same period ended March 31, 2017.

The increase in revenue for the three months ended March 31, 2018 was mainly due to license, development and royalty fees from our licensees. We hope to achieve increased revenues in 2018, as a result of our Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2018 increased to $7,873 from the prior year period when cost of revenues was $1,561. Our cost of revenues increased for the three months ended March 31, 2018 over the prior year period as a result of increased product sales. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended March 31, 2018 was $7,759, or approximately 50% of sales. Gross profit for the three months ended March 31, 2017 was $10,951, or approximately 88% of sales.

Operating Expenses

Operating expenses increased to $182,325 for the three months ended March 31, 2018 from $165,177 for the same period ended March 31, 2017.

Our operating expenses for the three months ended March 31, 2018 consisted mainly of accrued salaries and wages of $86,542, accounting and audit fees of $32,882, rent of $13,381, depreciation and amortization expenses of $9,630 and legal fees of $8,491. In comparison, our operating expenses for the three months ended March 31, 2017 consisted mainly of accrued salaries and wages of $95,240, consulting fees of $28,585, depreciation and amortization expenses of $14,008, rent of $12,557 and insurance of $7,301.

Other Income/Expenses

We had other income of $271,096 for the three months ended March 31, 2018, compared with other expenses of $324,758 for the three months ended March 31, 2017. Our other income for the three months ended March 31, 2018 consisting primarily of $595,127 as a result of a gain on the sale  of Ovation Science, offset mainly by interest expense of $280,230, as compared with interest expense of $324,761 for the same period ended 2017.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $3,428,875 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $43,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Income/Loss

We recorded net income of $96,530 for the three months ended March 31, 2018, as compared with a net loss of $478,984 for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had total current assets of $229,310 and total assets in the amount of $426,026. Our total current liabilities as of March 31, 2018 were $7,260,719. We had a working capital deficit of $7,031,409 as of March 31, 2018.

Operating activities provided $24,639 in cash for the three months ended March 31, 2018, as compared with cash used of $27,344 for the three months ended March 31, 2017. Our positive operating cash flow for the three months ended March 31, 2018 is the result of a $144,056 increase in accrued interest,$131,351 in amortization of debt discount, our net income of $96,530, an increase in accounts payable and accrued liabilities of $93,387 and an $81,052 decrease in promissory note from Ovation Science, offset mainly by a $595,127 gain on the sale of Ovation Science. Our net loss of $478,984 was the main component of our negative operating cash flow for the three months ended March 31, 2017, offset mainly by an increase in accounts payable and accrued liabilities of $165,322, amortization of debt discount of $167,247, an increase in accrued interest of $76,722 and stock based compensation of $24,000.

Cash flows used by financing activities during the three months ended March 31, 2018 amounted to $15,000, as compared with cash provided of $27,930 for the three months ended March 31, 2018. Our cash flows for the three months ended March 31, 2018 consisted of payments made on related party loans and notes payable. Our cash flows for the three months ended March 31, 2017 consisted of consisted of proceeds from convertible notes payable, notes payable and related party loans.

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

Off Balance Sheet Arrangements

As of March 31, 2018, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $31,612,477 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2018: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 23, 2018.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a an Annual Report on Form 10-K, Quarterly Report on Form 10-Q or Current Report on Form 8-K.

On February 5, 2018, we executed an agreement to issue 1,634,565 shares of common stock with a fair value of $39,230 or $0.024 per share to a note holder in settlement of $32,691 in accrued interest.

On March 13, 2018, we executed an agreement to issue 1,560,000 shares of common stock to an individual in settlement of $39,000 in accounts payable. As of March 31, 2018 the shares had not been issued and were reported as stock payable.

On March 22, 2018, we executed an agreement to issue 1,333,320 shares of common stock to our former employee related to the conversion of debt. As of March 31, 2018 the shares had not been issued and were reported as stock payable in the amount of $39,634.

On March 13, 2018, we executed an agreement to issue 960,000 shares of common stock to our former director in settlement of a total of $35,035  in convertible notes. As of March 31, 2018 the shares had not been issued and were reported as stock payable in the amount of $35,035.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 15, 2018

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

