Form 10-Q
period 2018-06-30
SKINVISIBLE INC
filed 2018-08-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,830,920 common shares as of August 14, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017 (unaudited);

F-3	Consolidated Statements of Cash Flow for the six months ended June 30, 2018 and 2017 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$2,520	$23,318
Accounts receivable	12,370	9,905
Inventory	17,899	26,023
Due from related party	1,145	1,436
Promissory note due from Ovation Science Inc.	159,334	245,193
Prepaid expense and other current assets	5,000	10,000
Total current assets	198,268	315,875

Equity method investment in Ovation Inc.	—	109,968
Fixed assets, net of accumulated depreciation of $327,314 and $327,191, respectively	236	359
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $474,228 and $455,187, respectively	196,842	205,987

Total assets	$395,346	$632,189
	.	.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$770,090	$612,783
Accounts payable related party	2,200	34,883
Accrued interest payable	1,682,982	1,674,346
Loans from related party	10,000	17,260
Loans payable	2,296,875	2,301,875
Convertible notes payable, net of unamortized debt discount of $1,465 and $6,551, respectively	1,178,535	1,173,449
Convertible notes payable related party, net of unamortized discount of $1,002,522 and $1,413,576 respectively	1,686,021	1,577,215
Total current liabilities	7,626,703	7,391,811

Total liabilities	7,626,703	7,391,811

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 144,830,920 and 136,864,035 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	144,832	136,865
Shares payable	—	61,976
Additional paid-in capital	24,632,952	24,750,544
Accumulated deficit	(32,009,141)	(31,709,007)
Total stockholders' deficit	(7,231,357)	(6,759,622)

Total liabilities and stockholders' deficit	$395,346	$632,189

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Six Months Ending
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$22,284	$41,744	$37,916	$54,256

Cost of revenues	9,047	41,900	16,920	43,461

Gross profit	13,237	(156)	20,996	10,795

Operating expenses
Depreciation and amortization	9,534	14,270	19,164	28,278
Selling general and administrative	135,012	299,279	307,707	450,448
Total operating expenses	144,546	313,549	326,871	478,726

Loss from operations	(131,309)	(313,705)	(305,875)	(467,931)

Other income and (expense)
Other income	—	1	4,807	4
Interest expense	(265,355)	(358,552)	(545,585)	(683,313)
Gain on sale of Ovation Science Inc.	—	—	595,127	—
Loss on equity method investment	—	—	(21,810)	—
Gain (loss) on extinguishment of debt	—	—	(26,798)	—
Total other expense	(265,355)	(358,551)	5,741	(683,309)

Net loss	$(396,664)	$(672,256)	$(300,134)	$(1,151,240)

Basic loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	144,830,920	130,493,434	142,302,717	127,202,659

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net loss	$(300,134)	$(1,151,240)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,164	28,278
Stock-based compensation	—	115,332
Gain on sale of Ovation Science Inc.	(595,127)	—
Amortization of debt discount	249,233	376,895
Loss on equity method investment	21,810	—
Imputed interest on Ovation Science loan	4,807
Loss on extinguishment of debt	26,798	—
Changes in operating assets and liabilities:
Decrease in inventory	8,124	15,873
Decrease in prepaid assets	5,000	—
Decrease (increase) in accounts receivable	(2,465)	440
Increase in accounts payable and accrued liabilities	194,133	334,171
Decrease in due to related party	291	—
Decrease in promissory note from Ovation Science Inc.	85,859	—
Increase in accrued interest	276,605	151,985
Net cash used in operating activities	(5,902)	(128,266)

Cash flows from investing activities:
Purchase of fixed and intangible assets	(9,896)	(13,011)
Net cash used in investing activities	(9,896)	(13,011)

Cash flows from financing activities:
Proceeds from related party loans, net of payments	—	(11,470)
Payments on notes payable	(5,000)	(28,025)
Proceeds from notes payable	—	15,000
Payments on convertible notes payable		(2,000)
Proceeds from convertible notes payable	—	170,000
Net cash provided by (used in) financing activities	(5,000)	143,505

Net change in cash	(20.798)	2,228

Cash, beginning of period	23,318	3,019

Cash, end of period	$2,520	$5,247

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,878	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature	$—	$162,138
Common stock issued on extinguishment of debts	$74,669	$—

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which represented a 37.80% interest in Ovation. As of June 30, 2018 Skinvisible Inc. owned 0% of the issued and outstanding Common stock of Ovation.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $32,009,141 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of six months or less to be cash equivalents. There are $2,520 and $23,318 in cash and cash equivalents as of June 30, 2018 and December 31, 2017 respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $1,135,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2018 and 2017 totaled $0 and $115,332, respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,314)	(327,191)
Fixed assets, net of accumulated depreciation	$236	$359

Depreciation expense for the six months ended June 30, 2018 and 2017 was $123 and $162, respectively.

4. INVENTORY

Inventory consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Shipping and Packing materials	$8,651	$8,684
Finished Goods	3,129	10,433
Raw Materials	6,119	6,906
Total	$17,899	$26,023

5.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2018, intangible assets total $671,070, net of $474,228 of accumulated amortization.

Amortization expense for the six months ended June 30, 2018 and 2017 was $19,041 and $28,117, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2018.

6. SALE OF EQUITY METHOD INVESTMENT IN OVATION SCIENCES INC.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the six months ended June 30, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	10,600,000	$0.03

Options granted and assumed	—	—
Options expired	(500,000)	0.04
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2018	10,100,000	$0.03

As of June 30, 2018, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	7,022,975	$0.03

Warrants granted and assumed	—	—
Warrants expired	(661,000)	0.03
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2018	6,361,975	$0.03

All warrants outstanding as of June 30, 2018 are exercisable.

8. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the six months ending June 30, 2018 the Company made principal payments of $5,000.

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

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of June 30, 2018, no payments had been made towards the principal balance.

As of June 30,  2018, $2,296,875 of the Notes were due in less than 12 months and have been classified as current notes payable.

9.    RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2018,$10,000 was paid to officer in settlement of advances provided to the Company in prior years. An additional $7,260 in advances were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

As of June 30, 2018, $10,000  remained due to related parties as repayment for advanced and loaned monies, all other related party notes have been extinguished or re-negotiated as convertible notes. See note 9.

Ovation license agreement

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer. As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of June 30, 2018 Ovation had paid the initial cash payment of $250,000 to Skinvisible Inc. and $90,666 under the promissory note.

The note receivable from Ovation did not bear interest per the agreement as a result the Company has imputed interest in accordance with ASC 835-30. The interest has been recorded as a debt discount and is being amortized over the note term. During the six months ended June 30, 2018, the Company recorded $4,807 in interest income related to the note receivable.

During the year ending December 31, 2017, the Company recorded the full $500,000 in license revenue as earned in accordance with ASU 2016-10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	June 30,	December 31,
	2018	2017

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

	1,000,000	1,000,000
Original issue discount	-	-
Unamortized debt discount	-	-
Total, net of unamortized discount	1,000,000	1,000,000

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

	135,000	135,000
Unamortized debt discount	-	-
Total, net of unamortized discount	135,000	135,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate beneficial conversion feature feature has been accreted and charged to interest expenses as a financing expense in the amount of $904 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method

	20,000	20,000
Unamortized debt discount	-	(904)
Total, net of unamortized discount	20,000	19,096

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $3,652 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method

	15,000	15,000
Unamortized debt discount	(847)	(4,499)
Total, net of unamortized discount	14,153	10,501

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $530 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method

	10,000	10,000
Unamortized debt discount	(618)	(1,148)
Total, net of unamortized discount	9,382	8,852

	$1,178,535	$1,173,449

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	June 30,	December 31,
	2018	2017

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $133,166  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $238,115 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

	744,137	982,253
Unamortized debt discount	(350,070)	(614,434)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.06 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $19,673 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	299,316	299,316
Unamortized debt discount	(158,985)	(178,658)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	-	-

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,015 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	-	(7,015)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,408 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	(9,563)	(18,971)

On June 30, 2014, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,709 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	118,126	118,126
Unamortized debt discount	(23,612)	(35,321)

On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,011 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	40,558	40,558
Unamortized debt discount	(10,128)	(14,139)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,692 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	65,295	65,295
Unamortized debt discount	(17,270)	(22,962)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for six employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $40,070 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $14,400 of debt and the associated interest of $3,118 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $8,200.

	329,287	343,687
Unamortized debt discount	(164,914)	(204,984)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $53  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	-	3,600
Unamortized debt discount	-	(490)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $292  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $33,333 of debt and the associated interest of $6,301 was converted into common stock at a price of $0.03 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $7,603.

	-	33,333
Unamortized debt discount	-	(5,927)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,765  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	188,817	192,417
Unamortized debt discount	(16,466)	(19,837)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $44  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $2,000 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

	-	2,000
Unamortized debt discount	-	(738)

On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $102  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	-	3,600
Unamortized debt discount	-	(1,559)

On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,255 during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	111,056	111,056
Unamortized debt discount	(28,373)	(32,628)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,294  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	182,775	186,375
Unamortized debt discount	(128,023)	(149,018)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,776  during the six months ended June 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	178,439	178,439
Unamortized debt discount	(95,119)	(106,895)

	$1,686,021	1,577,215

F-11

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 144,830,920 and 136,864,035 issued and outstanding shares of common stock as of June 30, 2018 and December 31, 2017, respectively.

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

13. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2018, are as follows:

2018   - $22,867

2019   - $11,434

Rental expense, resulting from operating lease agreements, approximated $27,101 and $21,275 for the six months ended June 30, 2018 and 2017, respectively.

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

F-12

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Ovation license agreement – On September 29, 2017, the Company entered into a licensing agreement with Ovation Science Inc.

Payment due under the agreement - As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of June 30, 2018 Ovation had paid the initial cash payment of $250,000 to Skinvisible Inc. and $90,666 under the promissory note.

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

16.    MERGER AGREEMENT

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

F-13

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the third quarter  of calendar year 2018.

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

17.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2018 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Merger Agreement, as amended, contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by August 31, 2018. Upon the termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by Parent to enter into an acquisition proposal in accordance with the terms of the Merger Agreement made by a third party, Parent may be required to pay the Company a termination fee of up to $300,000.

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by our board of directors and unanimously approved by the board of directors of the Company. Both the board of directors of the Company and our company have recommended that their respective shareholders approve the Merger Agreement and the Merger.

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the third quarter of calendar year 2018.

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

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended June 30, 2018 was $22,284, a decrease from $41,744 for the same period ended June 30, 2017.

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the six months ended June 30, 2018 was $37,916, a decrease from $54,256 for the same period ended June 30, 2017

The decrease in revenue for the three and six months ended June 30, 2018 was mainly due to product sales. We hope to achieve increased revenues in 2018, as a result of our Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2018 decreased to $9,047 from the prior year period when cost of revenues was $41,900.

Our cost of revenues for the six months ended June 30, 2018 decreased to $16,920 from the prior year period when cost of revenues was $43,461.

Our cost of revenues decreased for the three and six months ended June 30, 2018 over the prior year period as a result of decreased product sales. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $13,237, as compared with gross loss of ($156) for the three months ended June 30, 2017.

Gross profit for the six months ended June 30, 2018 was $20,996, as compared with gross profit of 10,795 for the six months ended June 30, 2017.

Operating Expenses

Operating expenses decreased to $144,546 for the three months ended June 30, 2018 from $313,549 for the same period ended June 30, 2017.

Operating expenses decreased to $326,871 for the three months ended June 30, 2018 from $478,726 for the same period ended June 30, 2017.

Our operating expenses for the six months ended June 30, 2018 consisted mainly of accrued salaries and wages of $162,984 consulting of $1,500, audit and accounting fees of $41,141, legal fees of $14,746 and rent of $27,101, In comparison, our operating expenses for the six months ended June 30, 2017 consisted mainly of accrued salaries and wages of $192,357, consulting fees of $124,985, depreciation and amortization expenses of $28,278, rent of $21,275 and insurance of $10,332.

Other Income/Expenses

We had other expenses of $265,355 for the three months ended June 30, 2018, compared with other expenses of $358,551 for the three months ended June 30, 2017.

We had other income of $5,741 for the six months ended June 30, 2018, compared with other expenses of $683,309 for the six months ended June 30, 2017.

Our other income for the six months ended June 30, 2018 consisting primarily of $595,127 as a result of a gain on the sale of Ovation Science, offset mainly by interest expense of $545,585, as compared with interest expense of $683,313 for the same period ended 2017.

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

Net Loss

We recorded a net loss of $396,664 for the three months ended June 30, 2018, as compared with a net loss of $672,256 for the three months ended June 30, 2017.

We recorded a net loss of $300,134 for the six months ended June 30, 2018, as compared with a net loss of $1,151,240 for the six months ended June 30, 2017.

Liquidity and Capital Resources

As of June 30, 2018, we had total current assets of $198,268 and total assets in the amount of $395,346. Our total current liabilities as of June 30, 2018 were $7,626,703. We had a working capital deficit of $7,428,435 as of June 30, 2018.

Operating activities used $5,902 in cash for the six months ended June 30, 2018, as compared with cash used of $128,266 for the six months ended June 30, 2017. Our negative operating cash flow for the six months ended June 30, 2018 is mainly the result of a $595,127 gain on the sale of Ovation Science Inc. and our net loss of $300,134 offset by an increase in accrued interest of $276,605, amortization of debt discount of $249,233 and an increase in accounts payable and accrued liabilities of $194,133. Our net loss of $1,151,240 was the main component of our negative operating cash flow for the six months ended June 30, 2017, offset mainly by an increase in accounts payable and accrued liabilities of $334,171, amortization of debt discount of $376,895, an increase in accrued interest of $151,985 and stock based compensation of $115,332.

We used cash of $9,896 and $13,011 in investing activities for the six months ended June 30, 2018 and 2017, respectively.

Cash flows used by financing activities during the six months ended June 30, 2018 amounted to $5,000, as compared with cash provided of $143,505 for the six months ended June 30, 2018. Our cash flows for the six months ended June 30, 2018 consisted of payments made on notes payable. Our cash flows for the six months ended June 30, 2017 consisted of $170,000 in proceeds from convertible notes payable and $15,000 in proceeds from notes payable, offset by $28,025 in payments on notes payable, $2,000 in payments on convertible notes payable and $11,470 in payments on related party debt.

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

Off Balance Sheet Arrangements

As of June 30, 2018, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $32,009,141 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $1,170,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On March 13, 2018, we executed an agreement to issue 960,000 shares of common stock to our former director in settlement of a total of $28,800 in convertible notes.

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

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	First Amendment to the Agreement and Plan of Merger and Reorganization, dated March 26, 2018
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 14, 2018

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

