Form 10-Q
period 2018-09-30
SKINVISIBLE INC
filed 2018-11-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 144,830,920 common shares as of November 14, 2018

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited);

F-3	Consolidated Statements of Cash Flow for the nine months ended September 30, 2018 and 2017 (unaudited);

F-4	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2018 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets
Cash	$8,285	$23,318
Accounts receivable	11,401	9,905
Inventory	17,649	26,023
Due from related party	1,145	1,436
Promissory note due from Ovation Science Inc.	—	245,193
Prepaid expense and other current assets	2,500	10,000
Total current assets	40,980	315,875
Equity method investment in Ovation Inc.	—	109,968
Fixed assets, net of accumulated depreciation of $327,373 and $327,191, respectively	177	359
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $484,151 and $455,187, respectively	186,919	205,987
Total assets	$228,076	$632,189
	.	.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$839,402	$612,783
Accounts payable related party	6,166	34,883
Accrued interest payable	1,227,280	1,674,346
Loans from related party	—	17,260
Loans payable	992,000	2,301,875
Convertible notes payable, net of unamortized debt discount of $348 and $6,551, respectively	434,152	1,173,449
Convertible notes payable related party, net of unamortized discount of $884,176 and $1,413,576 respectively	1,804,367	1,577,215
Total current liabilities	5,303,367	7,391,811
Total liabilities	5,303,367	7,391,811
Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 144,830,920 and 136,864,035 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	144,832	136,865
Shares payable	1,519,963	61,976
Additional paid-in capital	24,632,952	24,750,544
Accumulated deficit	(31,373,038)	(31,709,007)
Total stockholders' deficit	(5,075,291)	(6,759,622)
Total liabilities and stockholders' deficit	$228,076	$632,189

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ending		Nine Months Ending
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$18,675	$61,423	$56,591	$115,679
Cost of revenues	3,550	4,996	20,470	48,457
Gross profit	15,125	56,427	36,121	67,222
Operating expenses
Depreciation and amortization	9,983	14,520	29,147	42,798
Selling general and administrative	143,778	183,522	451,485	633,970
Total operating expenses	153,761	198,042	480,632	676,768
Loss from operations	(138,636)	(141,615)	(444,511)	(609,546)
Other income and (expense)
Other income	—	—	4,807	4
Interest expense	(251,417)	(410,654)	(797,002)	(1,093,967)
Gain on sale of Ovation Science Inc.	—	—	595,127	—
Loss on equity method investment	—	—	(21,810)	—
Gain (loss) on extinguishment of debt	1,026,156	—	999,358	—
Total other expense	774,739	(410,654)	780,480	(1,093,963)
Net income (loss)	$636,103	$(552,269)	$335,969	$(1,703,509)
Net income (loss) attributable to noncontrolling interest	$—	$(280)	$—	$(280)
Net income (loss) Skinvisible	$636,103	$(551,989)	$335,969	$(1,703,229)
Basic loss per common share	$0.00	$(0.00)	$0.00	$(0.01)
Basic weighted average common shares outstanding	144,830,920	130,493,434	143,154,712	126,067,878

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net loss	$335,969	$(1,703,509)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	29,146	42,798
Stock-based compensation	—	162,634
Gain on sale of Ovation Science Inc.	(595,127)	—
Amortization of debt discount	368,696	614,753
Loss on equity method investment	21,810	—
Imputed interest on Ovation Science loan	4,807	—
Gain on extinguishment of debt	(999,358)	—
Changes in operating assets and liabilities:
Decrease in inventory	8,374	17,201
Decrease in prepaid assets	7,500	—
Decrease (increase) in accounts receivable	(1,496)	1,912
Increase in accounts payable and accrued liabilities	267,411	497,962
Decrease in due from related party	291	—
Decrease in promissory note from Ovation Science Inc.	245,193	—
Increase in accrued interest	316,647	237,909
Net cash used in operating activities	9,863	(128,340)
Cash flows from investing activities:
Purchase of fixed and intangible assets	(9,896)	(13,937)
Net cash used in investing activities	(9,896)	(13,937)
Cash flows from financing activities:
Proceeds from related party loans, net of payments	(10,000)	(49,120)
Proceeds from investments in subsidiary	—	89,545
Payments on notes payable	(5,000)	(28,025)
Proceeds from notes payable	—	15,000
Payments on convertible notes payable		(17,000)
Proceeds from convertible notes payable	—	220,000
Net cash provided by (used in) financing activities	(15,000)	230,400
Net change in cash	(15,033)	88,123
Cash, beginning of period	23,318	3,019
Cash, end of period	$8,285	$91,142
Supplemental disclosure of cash flow information:
Cash paid for interest	$102,187	$6,175
Cash paid for tax	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature	$—	$571,402
Accrued expenses converted to notes	$—	$178,439
Common stock payable on extinguishment of debts	$1,519,963	$—
Common stock issued on extinguishment of debts	$74,486	$—

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which represented a 37.80% interest in Ovation. As of September 30, 2018 Skinvisible Inc. owned 0% of the issued and outstanding Common stock of Ovation.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,373,038 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Skinvisible, Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America, and have been consistently applied in the preparation of the consolidated financial statements.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $8,285 and $23,318 in cash and cash equivalents as of September 30, 2018 and December 31, 2017 respectively.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $389,500 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2018 and 2017 totaled $0 and $162,634, respectively.

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

Recently issued accounting pronouncements – The Company has evaluated the all recent accounting pronouncements through ASU 2018-18, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows except as discussed below.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,373)	(327,191)
Fixed assets, net of accumulated depreciation	$177	$359

Depreciation expense for the nine months ended September 30, 2018 and 2017 was $182 and $243, respectively.

5. INVENTORY

Inventory consist of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Shipping and Packing materials	$8,632	$8,684
Finished Goods	2,898	10,433
Raw Materials	6,119	6,906
Total	$17,649	$26,023

6. INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2018, intangible assets total $671,070, net of $484,151 of accumulated amortization.

Amortization expense for the nine months ended September 30, 2018 and 2017 was $28,964 and $42,555, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2018.

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

On March 28, 2018, Skinvisible Inc. sold all 5,750,000 shares of Ovation Science Inc. to its officers and an employee in exchange for an agreement to forgive $500,000 in debt. $240,115 of the debt was convertible debt owed to related parties, accordingly the Company revalued the repurchase of the beneficial conversion feature as of the date of the transaction and recorded a corresponding gain. As of March 28, 2018 the carrying value of the investment in Ovation was $88,158, as a result of the sale the Company recorded a total net gain on sale of its equity method investment of $595,127 related to the sale of the Company’s interest in Ovation.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	10,600,000	$0.03
Options granted and assumed	—	—
Options expired	(800,000)	0.04
Options canceled	—	—
Options exercised	—	—
Balance, September 30, 2018	9,800,000	$0.03

As of September 30, 2018, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	7,022,975	$0.03
Warrants granted and assumed	—	—
Warrants expired	(661,000)	0.03
Warrants canceled	—	—
Warrants exercised	—	—
Balance, September 30, 2018	6,361,975	$0.03

All warrants outstanding as of September 30, 2018 are exercisable.

9. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the nine months ending September 30, 2018 the Company made principal payments of $5,000.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During   the quarter ending September 30, 2018, the Company executed agreements with 31 noteholders that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements the Company and the investors agreed settle a total of $1,304,875 in outstanding principal and $297,484 in accrued interest in exchange for the issuance of 40,058,976 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of the September 30, 2018 the Company had not yet issued the shares to the investors, as a result of the transaction and has recorded stock payable of $603,478 and a gain on settlement of debt of $1,017,004.

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of September 30, 2018, no payments had been made towards the principal balance.

As of September 30, 2018, $992,000  of the outstanding notes payable were due in less than 12 months and have been classified as current notes payable.

10. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2018, $10,000 was advanced by an officer and $20,000 was paid to officer in settlement of advances provided to the Company in the current and prior years. An additional $7,260 in advances were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

As of September 30, 2018, all other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

Ovation license agreement

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer. As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of September 30, 2018 Ovation has paid the initial cash payment of $250,000 to Skinvisible Inc. and the $250,000 due under the promissory note.

The note receivable from Ovation did not bear interest per the agreement as a result the Company has imputed interest in accordance with ASC 835-30. The interest has been recorded as a debt discount and is being amortized over the note term. During the nine months ended September 30, 2018, the Company recorded $4,807 in interest income related to the note receivable.

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

During   the quarter ending September 30, 2018, the Company executed agreements with 14 noteholders that participated in the Company’s convertible debt offering. In accordance with the agreements the Company and the investors agreed settle a total of 745,500$ in outstanding principal and $170,985 in accrued interest in exchange for the issuance of 22,912,124shares.

As of the September 30, 2018 the Company had not yet issued the shares to the investors The company treated the loan modification as a debt repurchase and as a result of the transaction has recorded stock payable of $916,485.

	254,500	1,000,000
Original issue discount	-	-
Unamortized debt discount	-	-
Total, net of unamortized discount	254,500	1,000,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate beneficial conversion feature feature has been accreted and charged to interest expenses as a financing expense in the amount of $904 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,499 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method

	15,000	15,000
Unamortized debt discount	-	(4,499)
Total, net of unamortized discount	15,000	10,501

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $800 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method

	10,000	10,000
Unamortized debt discount	(348)	(1,148)
Total, net of unamortized discount	9,652	8,852

	$434,152	$1,173,449

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	September 30,	December 31,
	2018	2017

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of 190,819 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $238,115 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

	744,137	982,253
Unamortized debt discount	(292,417)	(614,434)

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

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $29,385 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	299,316	299,316
Unamortized debt discount	(149,273)	(178,658)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	-	-

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,015 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	-	(7,015)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.03 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.04 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $14,187 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	(4,784)	(18,971)

On June 30, 2014, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.025 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $17,660 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	118,126	118,126
Unamortized debt discount	(17,661)	(35,321)

On September 30, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,050 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	40,558	40,558
Unamortized debt discount	(8,089)	(14,139)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.04 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.05 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,584 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	65,295	65,295
Unamortized debt discount	(14,378)	(22,962)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for six employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $56,650 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $14,400 of debt and the associated interest of $3,118 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $8,200.

	329,287	343,687
Unamortized debt discount	(148,334)	(204,984)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $53 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	-	3,600
Unamortized debt discount	-	(490)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $292 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $33,333 of debt and the associated interest of $6,301 was converted into common stock at a price of $0.03 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $7,603.

	-	33,333
Unamortized debt discount	-	(5,927)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,753 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	188,817	192,417
Unamortized debt discount	(15,084)	(19,837)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $44 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $2,000 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

	-	2,000
Unamortized debt discount	-	(738)

On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $102 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	-	3,600
Unamortized debt discount	-	(1,559)

On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,419 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	111,056	111,056
Unamortized debt discount	(26,209)	(32,628)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.01 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.02 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $30,204 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $0.036 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	182,775	186,375
Unamortized debt discount	(118,814)	(149,018)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.02 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.03 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of 17,762 during the nine months ended September 30, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	178,439	178,439
Unamortized debt discount	(89,133)	(106,895)

	$1,804,366	$1,577,215

F-11

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

13. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 144,830,920 and 136,864,035 issued and outstanding shares of common stock as of September 30, 2018 and December 31, 2017, respectively.

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

During the quarter ending September 30, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,050,375 in outstanding principal and $468,469 in accrued interest in exchange for the issuance of 62,971,100 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of the September 30, 2018 the Company had not yet issued the shares to the investors, as a result of the transaction and has recorded stock payable of $1,519,963 and a gain on settlement of debt of $1,026,156.

14. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2018, are as follows:

2018   - $11,434

2019   - $11,434

Rental expense, resulting from operating lease agreements, approximated $40,821 and $34,351 for the nine months ended September 30, 2018 and 2017, respectively.

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

Ovation license agreement – On September 29, 2017, the Company entered into a licensing agreement with Ovation Science Inc.

Payment due under the agreement - As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of September 30, 2018 Ovation had paid the initial cash payment of $250,000 to Skinvisible Inc. and $250,000 in accordance with the promissory note agreement.

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

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the fourth quarter of calendar year 2018.

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

Additional Information for Shareholders

The proposed Merger was submitted to the Company’s and Parent’s shareholders for their consideration and approval. In connection with the proposed Merger, the Parent filed relevant materials with the SEC, including a proxy statement of the Parent. A definitive proxy statement and a form of proxy were be mailed to the shareholders of the Parent. This report is not a substitute for the proxy statement, circular, or other document(s) that the Company and/or Parent may file with the SEC in connection with the proposed transaction. The Parent’s shareholders are urged to read the proxy statement and other documents filed with the SEC regarding the proposed Merger transaction because they contain important information about the Company, Parent, and the proposed Merger transaction itself. The Parent’s shareholders may obtain, without charge, a copy of the proxy statement and other relevant documents filed with the SEC from the SEC’s website at www.sec.gov.

The Parent, and its management may be deemed to be participants in the solicitation of proxies from the Parent’s shareholders with respect to the special meeting of shareholders that will be held to consider the matters to be approved by the Parent’s shareholders in connection with the Merger transaction. Information about the Parent’s directors and executive officers and their ownership of the Parent Common Shares is set forth in the proxy statement for special shareholder meeting, which has been filed with the SEC on Schedule 14A. Shareholders may obtain additional information regarding the interests of the Parent and its directors and executive officers in the proposed Merger, which may be different than those of the Parent’s shareholders generally, by reading the proxy statement and other relevant documents regarding the proposed merger, filed with the SEC.

16.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2018 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the items disclosed below.

Subsequent to the quarter ending September 30, 2018, the Company executed agreements with 8 noteholders that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $301,000 in outstanding principal and $82,195 in accrued interest in exchange for the issuance of 9,579,882 shares.

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

We also have agreed to other covenants in the Merger Agreement, including, without limitation, to cause a special meeting of our shareholders to be held as promptly as practicable to consider and approve the Merger Agreement and the Merger, along with the issuance of the Merger Consideration in connection with the Merger and a Charter Amendment, including a name change and reverse stock split, and to file a proxy statement with the Securities and Exchange Commission (“SEC”) relating to such special meeting. We have set the meeting date for November 26, 2018.

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

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the fourth quarter of calendar year 2018.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended September 30, 2018 was $18,675, a decrease from $61,423 for the same period ended September 30, 2017.

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the nine months ended September 30, 2018 was $56,591, a decrease from $115,679 for the same period ended September 30, 2017.

The decrease in revenue for the three and nine months ended September 30, 2018 was mainly due to product sales. We hope to achieve increased revenues for the balance of 2018 and into 2019, as a result of our Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2018 decreased to $3,550 from the prior year period when cost of revenues was $4,996.

Our cost of revenues for the nine months ended September 30, 2018 decreased to $20,470 from the prior year period when cost of revenues was $48,457.

Our cost of revenues decreased for the three and nine months ended September 30, 2018 over the prior year period as a result of decreased product sales. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $15,125, as compared with gross profit of $56,427 for the three months ended September 30, 2017.

Gross profit for the nine months ended September 30, 2018 was $36,121, as compared with gross profit of $67,222 for the nine months ended September 30, 2017.

Operating Expenses

Operating expenses decreased to $153,761 for the three months ended September 30, 2018 from $198,042 for the same period ended September 30, 2017.

Operating expenses decreased to $480,632 for the nine months ended September 30, 2018 from $676,768 for the same period ended September 30, 2017.

Our operating expenses for the nine months ended September 30, 2018 consisted mainly of accrued salaries and wages of $249,427, audit and accounting of $55,326, rent of $40,821, depreciation and amortization of $29,147, legal fees of $16,627, insurance of $11,843, automobile expense of $11,733, salaries and wages of $10,000, and advertising of $7,038. In comparison, our operating expenses for the nine months ended September 30, 2017 consisted mainly of accrued salaries and wages of $278,677, consulting fees of $173,307, audit and accounting expenses of $43,974, depreciation and amortization expenses of $42,798, rent of $34,351 and legal fees of $30,474.

Other Income/Expenses

We had other income of $774,739 for the three months ended September 30, 2018, compared with other expenses of $410,654 for the three months ended September 30, 2017.

We had other income of $780,480 for the nine months ended September 30, 2018, compared with other expenses of $1,093,963 for the nine months ended September 30, 2017.

Our other income for the nine months ended September 30, 2018 consisting primarily of $999,358 as a result of the conversion of debt to equity in our company and the gain on the sale of Ovation Science Inc. of $595,127, offset mainly by interest expense of $797,002, as compared with interest expense of $1,093,967 for the same period ended 2017.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $1,378,500 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $43,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Income/Net Loss

We recorded net income of $636,103 for the three months ended September 30, 2018, as compared with a net loss of $552,269 for the three months ended September 30, 2017.

We recorded net income of $335,969 for the nine months ended September 30, 2018, as compared with a net loss of $1,703,509 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had total current assets of $40,980 and total assets in the amount of $228,076. Our total current liabilities as of September 30, 2018 were $5,303,367. We had a working capital deficit of $5,262,387 as of September 30, 2018.

Operating activities provided $9,863 in cash for the nine months ended September 30, 2018, as compared with cash used of $128,340 for the nine months ended September 30, 2017. Our positive operating cash flow for the nine months ended September 30, 2018 is mainly the result of our net income of $335,969, amortization of debt discount of $368,696, an increase in accrued interest of $316,647 and an increase in accounts payable and accrued liabilities of $267,411, offset mainly by the gain on extinguishment of debt of $999,358 and the sale of Ovation Science Inc. of $595,127. Our net loss of $1,703,509 was the main component of our negative operating cash flow for the nine months ended September 30, 2017, offset mainly by amortization of debt discount of $614,753, an increase in accounts payable and accrued liabilities of $497,962, an increase in accrued interest of $237,909 and stock based compensation of $162,634.

We used cash of $9,896 and $13,937 in investing activities for the nine months ended September 30, 2018 and 2017, respectively.

Cash flows used by financing activities during the nine months ended September 30, 2018 amounted to $15,000, as compared with cash provided of $230,400 for the nine months ended September 30, 2018. Our cash flows for the nine months ended September 30, 2018 consisted of payments made on notes payable and related party loans. Our cash flows for the nine months ended September 30, 2017 consisted of $220,000 in proceeds from convertible notes payable, $89,545 in proceeds received from the sale of 4,150,000 shares of common stock to twelve investors in our subsidiary Ovation and $15,000 in proceeds from notes payable, offset by $49,120 in proceeds from related party loans, net of payments, $28,025 in payments on notes payable and $17,000 in payments on convertible notes payable

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

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

Off Balance Sheet Arrangements

As of September 30, 2018, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $31,373,038 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $389,500 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2018, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

During the quarter ending September 30, 2018, we executed agreements with 45 noteholders that participated in our debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements we and the investors agreed to settle a total of $2,050,375 in outstanding principal and $468,469 in accrued interest in exchange for the issuance of 62,971,100 shares. These shares have not as yet been issued.

Subsequent to the quarter ending September 30, 2018, we executed agreements with 8 noteholders that participated in our debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements we and the investors agreed to settle a total of $301,000 in outstanding principal and $82,195 in accrued interest in exchange for the issuance of 9,579,882 shares. These shares have not as yet been issued.

These securities were issued pursuant to Section 3(a)(9) of the Securities Act.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 14, 2018

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

