Form 10-K
period 2018-12-31
SKINVISIBLE INC
filed 2019-04-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,388,180

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 2,896,689 common shares as of April 4, 2019

PART IV
Item 15.	Exhibits, Financial Statement Schedules	31

PART I

Item 1. Business

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

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by our board of directors and unanimously approved by the board of directors of the Company. Both the board of directors of the Company and our company have recommended that their respective shareholders approve the Merger Agreement and the Merger. The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the second quarter of calendar year 2019.

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

Our auditors, in their opinion dated April 12, 2019   have stated that currently we do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  We seek to raise operating capital to implement our business plan in an offering of our common stock.  Our company's plan specifies a minimum amount of $500,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that such offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

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

Item 2. Properties

Currently, we do not own any real estate. We are leasing our executive offices and research facility. We are located at 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120. We signed an addendum to our lease on January 18, 2017, which extends the term until March 31, 2018. Rent is $3,596.60 per month plus all applicable CAM charges. Rental expense, resulting from operating lease agreements, approximated $54,688 and $51,886 for the years ended December 31, 2018 and 2017, respectively.

We signed an addendum to our lease on February 5, 2019, which extends the term until March 31, 2020. For April 1, 2019 to March 31, 2020, rent increased to $4,287 per month plus all applicable CAM charges.

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

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	0.0253	0.002
September 30, 2018	0.026	0.009
June 30, 2018	0.0241	0.0121
March 31, 2018	0.0503	0.0201

Fiscal Year Ending December 31, 2017
Quarter Ended	High $	Low $
December 31, 2017	0.097	0.035
September 30, 2017	0.071	0.02
June 30, 2017	0.035	0.02
March 31, 2017	0.0395	0.02

On April 4, 2019, the last sales price per share of our common stock on the OTCQB was $0.288.

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

Holders of Our Common Stock

As of April 4, 2019, we had 2,896,689 shares of our common stock issued and outstanding, held by 190 shareholders of record, other than those held in street name.

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

During the year ending December 31, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and December 31, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,623,875 in outstanding principal and $604,736 in accrued interest in exchange for the issuance of 1,614,305 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of the December 31, 2018 the Company had not yet issued the shares to the investors, as a result of the transaction and has recorded stock payable of $2,053,466.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2018.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 200,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2018

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	161,000	$1.80	39,000
Equity compensation plans not approved by security holders	72,200	$1.18	-
Total	233,200	$1.61	-

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

Results of Operations for the Years Ended December 31, 2018 and 2017

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the year ended December 31, 2018 was $69,347, a decrease from $629,027 for the year ended December 31, 2017.

The decrease in revenue for year ended December 31, 2018 was mainly due to the lack of product sales with no license fees as in 2017. We hope to achieve increased revenues for 2019 as a result of our Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2018 decreased to $20,701 from the prior year when cost of revenues was $42,313.

Our cost of revenues decreased for the year ended December 31, 2018 over the prior year period as a result of decreased product sales. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the year ended December 31, 2018 was $48,646, or approximately 70% of sales. Gross profit for the year ended December 31, 2017 was $586,714, or approximately 93% of sales. Our gross profit margin decreased significantly in 2018 over 2017 as a result of the lack of license fee revenue, which has less costs than product sales.

Operating Expenses

Operating expenses decreased to $646,581 for the year ended December 31, 2018 from $950,873 for the year ended December 31, 2017. Our operating expenses for the year ended December 31, 2018 consisted mainly of accrued salaries and wages of $337,369, depreciation and amortization expenses of $38,971, rent of $54,688, accounting and audit expenses of $67,885, transfer agent fees of $11,963 and legal fees of $20,724, In comparison, our operating expenses for the year ended December 31, 2017 consisted mainly of accrued salaries and wages of $349,497, consulting fees of $254,163, depreciation and amortization expenses of $54,423, rent of $51,886, accounting and audit expenses of $53,474, marketing expenses of $22,874, legal fees of $21,859, commissions of $20,588 and insurance of $18,650.

Other Income/Expenses

We had other income of $756,277 for the year ended December 31, 2018, compared with other expenses of $1,462,649 for the year ended December 31, 2017. Our other income for 2018 is largely the result of $1,191,315 in the extinguishment of debt and $595,127 on the sale of Ovation, offset mainly by $1,013,162 in interest expense. Our other expenses for 2017 are largely the result of $1,555,159 in interest expense.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $838,000 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $43,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Income/Loss

We recorded net income for the year ended December 31, 2018 of $158,342 compared to net loss of $1,826,808 for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had total current assets of $41,503 and total assets in the amount of $220,388. Our total current liabilities as of December 31, 2018 were $4,939,803. We had a working capital deficit of $4,898,300 as of December 31, 2018 as compared with a working capital deficit of $7,075,936 as of December 31, 2017. The change in working capital is largely the result of our efforts to convert debt into equity during the year,

Operating activities used $34,325 in cash for the year ended December 31, 2018, as compared with $13,875 for the year ended December 31, 2017. The extinguishment of debt of $1,191,315 and the gain on the sale of Ovation of $595,127 were the main components of our negative operating cash flow, offset mainly by an increase in accrued interest of $410,620, amortization of debt discount of $487,317 and an increase in accounts payable and accrued liabilities of $376,713.

Cash flows used by investing activities during the year ended December 31, 2018 was $11,511, as compared with $47,291 for the year ended December 31, 2017, as a result of the purchase of fixed and intangible assets for 2018 and our investment in Ovation Inc. of $32,286 and the purchase of fixed and intangible assets of 15,005 for 2017.

Cash flows provided by financing activities during the year ended December 31, 2018 amounted to $25,000, as compared with $81,465 for the year ended December 31, 2017. Cash flows for the year ended December 31, 2018 consisted of $30,000 in proceeds from related party debt offset by $5,000 paid on notes payable, Cash flows for the year ended December 31, 2017 mainly consisted of $220,000 in proceeds from convertible debt, $15,000 in proceeds on notes payable, offset by $53,010 in payments on related party debt, $54,500 in payments on convertible debt and $46,025 in payments on notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2018, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,550,665 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2018 and 2017
F-3	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2018 and 2017
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
F-6	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skinvisible, Inc. (the “Company”) as of December 31, 2018 and December 31, 2017 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital at December 31, 2018, has incurred recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2014

Las Vegas, Nevada

April 12, 2019

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets
Cash	$2,482	$23,318
Accounts receivable	8,459	9,905
Inventory	17,417	26,023
Due from related party	1,145	1,436
Promissory note due from Ovation Science Inc.	—	245,193
Prepaid expense and other current assets	12,000	10,000
Total current assets	41,503	315,875

Equity method investment in Ovation Inc.	—	109,968
Fixed assets, net of accumulated depreciation of $327,432 and $327,191, respectively	118	359
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $493,918 and $455,187, respectively	178,767	205,987

Total assets	$220,388	$632,189
	.	.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$944,380	$612,783
Accounts payable related party	10,490	34,883
Accrued interest payable	1,169,293	1,674,346
Loans from related party	40,000	17,260
Loans payable	633,000	2,301,875
Convertible notes payable, net of unamortized debt discount of $78 and $6,551, respectively	219,922	1,173,449
Convertible notes payable related party, net of unamortized discount of $765,825 and $1,413,576 respectively	1,922,718	1,577,215
Total current liabilities	4,939,803	7,391,811

Total liabilities	4,939,803	7,391,811

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 2,896,631 and 2,737,281 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2,897	2,737
Shares payable	2,053,466	61,976
Additional paid-in capital	24,774,887	24,884,672
Accumulated deficit	(31,550,665)	(31,709,007)
Total stockholders' deficit	(4,719,415)	(6,759,622)

Total liabilities and stockholders' deficit	$220,388	$632,189

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2018	December 31, 2017

Revenues	$69,347	$629,027

Cost of revenues	20,701	42,313

Gross profit	48,646	586,714

Operating expenses
Depreciation and amortization	38,972	54,423
Selling general and administrative	607,609	896,450
Total operating expenses	646,581	950,873

Loss from operations	(597,935)	(364,159

Other income and (expense)
Other income	4,807	4,812
Interest expense	(1,013,162)	(1,555,159)
Gain on sale of Ovation Science Inc.	595,127	—
Gain on deconsolidation of Ovation Science Inc.	—	90,189
Loss on equity method investment	(21,810)	(12,507)
Gain (loss) on extinguishment of debt	1,191,315	10,016
Total other expense	756,277	(1,462,649)

Net income (loss)	$158,342	$(1,826,808)

Basic loss per common share	$0.06	$(0.70)

Basic weighted average common shares outstanding	2,871,544	2,602,228

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2016 (audited)	2,476,706	2,477	23,761,515	10,000	(29,882,199)	(6,108,207)

Shares issued for services	34,830	35	49,603	—	—	49,638

Shares issued for cancellation of agreement	26,000	26	32,474	—	—	32,500

Shares issued for settlement of convertible notes	192,472	192	238,262	51,976	—	290,430

Shares issued for exercise of warrants	7,273	7	(7)	—	—	—

Options and warrants issued for services	—	—	140,952	—	—	140,952

Discount on note receivable from related party	—	—	(9,615)	—	—	(9,615

Financing costs related to convertible notes payable	—	—	671,488	—	—	671,488

Net loss	—	—	—	—	(1,826,808)	(1,826,808)

Balance, December 31, 2017 (audited)	2,737,281	2,737	24,884,672	61,976	(31,709,007)	(6,759,622)

Shares issued for settlement of debts	95,453	96	136,549	1,991,490	—	2,128,135

Shares issued for accounts payable	63,897	64	74,422	—	—	74,486

Loss on debt modification	—	—	(320,756)	—	—	(320,756)

Net income	—	—	—	—	158,342	158,342

Balance, December 31, 2018(audited)	2,896,631	2,897	24,774,887	2,053,466	(31,550,665)	(4,719,415)

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2018	December 31, 2017

Cash flows from operating activities:
Net Income (loss)	$158,342	$(1,826,808)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	38,972	54,424
Stock-based compensation	—	223,090
Gain on sale of Ovation Science Inc.	(595,127)	(90,189)
Amortization of debt discount	487,317	914,482
Loss on equity method investment	21,810	12,507
Imputed interest on Ovation Science loan	4,807	(4,808)
Gain on extinguishment of debt	(1,191,315)	(10,016)
Changes in operating assets and liabilities:
Decrease in inventory	8,606	53,671
Increase in prepaid assets	(2,000)	(10,000)
Decrease (increase) in accounts receivable	1,446	69
Increase in accounts payable and accrued liabilities	376,713	(7,869)
Decrease in due from related party	291	(291)
Decrease in promissory note from Ovation Science Inc.	245,193	(250,000)
Increase in accrued interest	410,620	927,863
Net cash used in operating activities	(34,325)	(13,875)

Cash flows from investing activities:
Investment in Ovation Science Inc.	—	(32,286)
Purchase of fixed and intangible assets	(11,511)	(15,005)
Net cash used in investing activities	(11,511)	(47,291)

Cash flows from financing activities:
Proceeds from related party loans, net of payments	30,000	(53,010)
Proceeds from investments in subsidiary	—	—
Payments on notes payable	(5,000)	(46,025)
Proceeds from notes payable	—	15,000
Payments on convertible notes payable		(54,500)
Proceeds from convertible notes payable	—	220,000
Net cash provided by (used in) financing activities	25,000	81,465

Net change in cash	(20,836)	20,299

Cash, beginning of period	23,318	3,019

Cash, end of period	$2,482	$23,318

Supplemental disclosure of cash flow information:
Cash paid for interest	$105,958	$29,045
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature	$—	$671,488
Accrued expenses converted to notes	$—	$178,439
Common stock payable on extinguishment of debts	$2,053,466	$—
Common stock issued on extinguishment of debts	$74,486	$238,454

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which represented a 37.80% interest in Ovation. As of December 31, 2018 Skinvisible Inc. owned 0% of the issued and outstanding Common stock of Ovation.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,550,665 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $2,482 and $23,318 in cash and cash equivalents as of December 31, 2018 and December 31, 2017 respectively.

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

Revenue recognition – On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the year ended December 31, 2018 as a result of applying Topic 606.

Product sales

The Company recognizes revenue related to product sales (Invisicare® polymers) when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized revenues of $28,652 and $96,846 during the years ended December 31, 2018 and 2017 related to product sales.

Royalty, Distribution and license rights sales

The Company receives revenue from license payments based on net sales from licensees related to the Company’s patented intellectual property. These license agreements are held with third parties that are responsible for remitting payment to the Company based upon a percentage of sales revenues they collect on products that utilize the Company’s patented products. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees.

The Company recognized revenues of $40,695 and $532,181 during the years ended December 31, 2018 and 2017 related to contract related to royalties and license contracts.

As of December 31, 2018 and 2017, the Company had $8,459 and $9,905 in receivables related to royalty contracts.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2018, the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock based compensation expense recognized under ASC 718-10 for the years ended December 31, 2018 and 2017 totaled $0 and $223,090, respectively.

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

Recently issued accounting pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. We do not expect the adoption of the standard will impact our financial position or results of operations.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,432)	(327,191)
Fixed assets, net of accumulated depreciation	$118	$359

Depreciation expense for the years ended December 31, 2018 and 2017 was $241 and $324, respectively.

5. INVENTORY

Inventory consist of the following as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Shipping and Packing materials	$8,611	$8,684
Finished Goods	2,687	10,433
Raw Materials	6,119	6,906
Total	$17,417	$26,023

6.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2018, intangible assets total $672,685, net of $493,918 of accumulated amortization.

Amortization expense for the years ended December 31, 2018 and 2017 was $38,731 and $54,009, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2018.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	212,000	$1.50

Options granted and assumed	—	—
Options expired	(51,000)	2.00
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2018	161,000	$1.50

As of December 31, 2018, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2017	140,460	$1.50

Warrants granted and assumed	—	—
Warrants expired	(68,260)	1.50
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2018	72,200	$1.00

All warrants outstanding as of December 31, 2018 are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. NOTES PAYABLE

On May 22, 2013, the Company approved a financing plan to offer accredited investors up to $1,000,000 in secured promissory notes. During the year ended December 31, 2013, the Company entered into twenty-four 9% notes payable to investors and received total proceeds of $1,000,000. The notes are due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” During the year ending December 31, 2018 the Company made principal payments of $5,000.

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

During the year ending December 31, 2018, the Company executed agreements with 41 noteholders that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements the Company and the investors agreed settle a total of $1,663,875 in outstanding principal and $385,563 in accrued interest in exchange for the issuance of 1,024,719 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of the December 31, 2018 the Company had not yet issued the shares to the investors, as a result of the transaction and has recorded stock payable of $874,294 and a gain on settlement of debt of $1,175,145.

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of December 31, 2018, no payments had been made towards the principal balance.

As of December 31, 2018, $633,000 of the outstanding notes payable were due in less than 12 months and have been classified as current notes payable.

10.    RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, $50,000 was advanced by an officer and $20,000 was paid to officer in settlement of advances provided to the Company in the current and prior years. An additional $7,260 in advances were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

As of December 31, 2018, $40,000 in advances remained due to officers of the company, all other related party notes have been extinguished or re-negotiated as convertible notes. (See note 12 for additional details.)

Ovation license agreement

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer. As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of December 31, 2018 Ovation has paid the initial cash payment of $250,000 to Skinvisible Inc. and the $250,000 due under the promissory note.

The note receivable from Ovation did not bear interest per the agreement as a result the Company has imputed interest in accordance with ASC 835-30. The interest has been recorded as a debt discount and is being amortized over the note term. During the years ended December 31, 2018, the Company recorded $4,807 in interest income related to the note receivable.

During the year ending December 31, 2017, the Company recorded the full $500,000 in license revenue as earned in accordance with ASU 2016-10.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	December 31, 2018	December 31, 2017

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

During the quarter ending December 31, 2018, the Company executed agreements with 14 noteholders that participated in the Company’s convertible debt offering. In accordance with the agreements the Company and the investors agreed settle a total of $960,000 in outstanding principal and $219,172 in accrued interest in exchange for the issuance of 589,586 shares.

As of the December 31, 2018 the Company had not yet issued the shares to the investors The company treated the loan modification as a debt repurchase and as a result of the transaction has recorded stock payable of $1,179,172.

	40,000	1,000,000
Original issue discount	-	-
Unamortized debt discount	-	-
Total, net of unamortized discount	40,000	1,000,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on February 27, 2016 to be $14,049. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $904 during the years ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on August 11, 2016 to be $14,728. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $4,499 during the years ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,070 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method

	10,000	10,000
Unamortized debt discount	(78)	(1,148)
Total, net of unamortized discount	9,922	8,852

	$219,922	$1,173,449

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	December 31, 2018	December 31, 2017

On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $379,669 during the years ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $238,115 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

	744,137	982,253
Unamortized debt discount	(234,765)	(614,434)

On June 30, 2012, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, the notes dated before July 1, 2011, and all salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $2.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $3.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $209,809. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $39,097 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	299,316	299,316
Unamortized debt discount	(139,561)	(178,658)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $182,083. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	182,083	182,083
Unamortized debt discount	-	-

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $7,015 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.	106,152	106,152
Unamortized debt discount	-	(7,015)

On December 31, 2013, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $94,909. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $18,971 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	142,501	142,501
Unamortized debt discount	-	(18,971)

On June 30, 2014, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.25 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $23,611 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	118,126	118,126
Unamortized debt discount	(11,710)	(35,321)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $2.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,089 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	40,558	40,558
Unamortized debt discount	(6,050)	(14,139)

On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $2.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $11,476 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	65,295	65,295
Unamortized debt discount	(11,486)	(22,962)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for six employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $73,230 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $14,400 of debt and the associated interest of $3,118 was converted into common stock at a price of $1.80 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $8,200.

	329,287	343,687
Unamortized debt discount	(131,754)	(204,984)

On March 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $864. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $490 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $1.80 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	-	3,600
Unamortized debt discount	-	(490)

On April 30, 2016, the Company re-negotiated accrued salaries and interest for an employee. Under the terms of the agreements, $33,333 of accrued salaries were converted to promissory notes convertible into common stock with a warrant feature. The $33,333 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $8,401. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,927 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $33,333 of debt and the associated interest of $6,301 was converted into common stock at a price of $1.50 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $7,603.

	-	33,333
Unamortized debt discount	-	(5,927)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $6,135 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $1.80 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	188,817	192,417
Unamortized debt discount	(13,702)	(19,837)

On July 8, 2016, the Company re-negotiated accrued salaries and interest for one employee. Under the terms of the agreement, $2,000 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $2,000 face value promissory notes are unsecured, due on December 31, 2021, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $1,012. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $738 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

One March 28, 2018, $2,000 of the notes were settled as part of the purchase of Ovation Science Inc. (see note 6 for additional details.)

	-	2,000
Unamortized debt discount	-	(738)

On September 30, 2016, the Company re-negotiated accrued directors fees of 3,600. Under the terms of the agreements, $3,600 of accrued director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $3,600 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $2,080. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,559 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $1.80 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	-	3,600
Unamortized debt discount	-	(1,559)

On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $8,584 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	111,056	111,056
Unamortized debt discount	(24,044)	(32,628)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $39,413 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $1.80 per share. The company treated the loan modification as a debt repurchase and recorded a corresponding loss on settlement of debt of $2,050

	182,775	186,375
Unamortized debt discount	(109,605)	(149,018)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $23,748 during the year ended December 31, 2018. The beneficial conversion feature is valued under the intrinsic value method.

	178,439	178,439
Unamortized debt discount	(83,147)	(106,895)

	$1,922,718	$1,577,215

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCKHOLDERS’ DEFICIT

On November 26, 2018, our majority shareholders approved a reverse split of one to fifty in which each shareholder will be issued one common shares in exchange for every 50 common shares of their currently issued common stock. A record date of January 2, 2019 was established and FINRA was provided ten days’ notice prior to the effective date pursuant to Rule 10b-17 of the Securities and Exchange Act of 1934, as amended. New stock certificates will be issued upon surrender of the shareholders’ old certificates. In accordance with ASC 505-20 all stock-related information presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the number of shares resulting from this action.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 2,896,631 and 2,737,281 issued and outstanding shares of common stock as of December 31, 2018 and December 31, 2017, respectively.

On February 5, 2018 the Company executed an agreement to issue 32,698 shares of common stock with a fair value of $39,230 or $1.20 per share to a note holder in settlement of $32,691 in accrued interest. A loss on settlement of debt of $6,540 as a result of the transaction.

On March 13, 2018 the Company executed an agreement to issue 31,200 shares of common stock to an individual in settlement of $39,000 in accounts payable. The shares were fair valued on the date of issuance at $35,256 or $1.13 per share, as a result, a gain on settlement of debt of $3,744 was recorded.

On March 22, 2018 the Company executed an agreement to issue 26,672 shares of common stock to a former employee of the Company related to the conversion of debt.

On March 13, 2018 the Company executed an agreement to issue 19,200 shares of common stock to an former director of the Company in settlement of a total of $35,035 in convertible notes.

During the year ending December 31, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and December 31, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,623,875 in outstanding principal and $604,736 in accrued interest in exchange for the issuance of 1,614,305 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of the December 31, 2018 the Company had not yet issued the shares to the investors, as a result of the transaction and has recorded stock payable of $2,053,466.

14.    INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $2.7 million as of December 31, 2018 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $12.7 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

As of December 31,	2018	2017
Cumulative tax net operating losses (in millions)	$12.7	$13.7

Deferred tax asset (in millions)	$2.7	$2.9
Valuation allowance (in millions)	(2.7)	(2.9)
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2018, and 2017, the Company had gross federal net operating loss carryforwards of approximately $12.7 million and $13.7 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2018 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2018 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2015-2017 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

15. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2018, are as follows:

2019	$50,022
2020	$12,863

Rental expense, resulting from operating lease agreements, approximated $54,688 and $51,886 for the years ended December 31, 2018 and 2017, respectively.

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

Canopy license agreement - On September 15, 2017 Canopy Growth Corporation ("Canopy Growth") and Skinvisible Pharmaceuticals, Inc. ("Skinvisible"), signed a definitive license agreement for Skinvisible's patented topical formulations. Per the agreement, Canopy Growth is exclusively licensed to distribute Skinvisible's topical products in Canada, and shall have a first right of refusal for all other countries, excluding China and the United States. This agreement was assigned to Ovation Science Inc. on September 29, 2017.

Ovation license agreement – On September 29, 2017, the Company entered into a licensing agreement with Ovation Science Inc.

Payment due under the agreement - As consideration for the grant of the License and the assignment of the Canopy agreement Ovation agreed to pay Skinvisible Inc. $500,000. $250,000 is due within 90 days of execution of the Agreement and a promissory note for $250,000 is payable upon the earlier of the company completing an initial public offering or March 31, 2018. As of December 31, 2018 Ovation had paid the initial cash payment of $250,000 to Skinvisible Inc. and $250,000 in accordance with the promissory note agreement.

Rights of Ovation under the agreement - Skinvisible granted to Ovation, subject to its rights granted under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products including the right to use the subject matter of any Skinvisible patents and trademarks which cover the Products or Polymer.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Skinvisible agreed to allow Ovation to manufacture any of the Invisicare® Polymers required only for the Products and will provide the information and all relevant documentation and instructions necessary to manufacture Invisicare and Products. Ovation shall bear all costs incurred in connection to duties, taxes, importation documentation and costs arising from regulatory requirements in the Territory. Ovation also has the right to hire Skinvisible R&D staff for development of new Products. Ovation shall be entitled to modify, alter, improve, or change (collectively "modify" or "modification") any or all of the Products covered by this Agreement at any time during the term of this Agreement.

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

The Merger Agreement contains certain termination rights in favor of the parties, as set forth therein, including, among other things, the right of either party, subject to specified limitations, to terminate the Merger Agreement if the Merger is not consummated by June 30, 2018, as of the date of this filing the termination rights have not been exercised by either party. Upon the termination of the Merger Agreement under specified circumstances, including the termination of the Merger Agreement by Parent to enter into an acquisition proposal in accordance with the terms of the Merger Agreement made by a third party, Parent may be required to pay the Company a termination fee of up to $300,000.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by the board of directors of the Parent, and unanimously approved by the board of directors of the Company. Both the board of directors of the Company and Parent have recommended that their respective shareholders approve the Merger Agreement and the Merger.

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the second quarter of calendar year 2019.

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

17.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2018 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2019 : (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

On September 21, 2017, our director, Greg McCartney, passed away.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2018.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	70	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	46	Director

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

For the fiscal year ending December 31, 2018, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2018 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2018, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2018:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director	0	4	0
David St. James	0	0	0
Doreen McMorran	0	4	0

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2018 and 2017.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2018 2017	180,000 180,000	- -	- -	- -	- -	- -	- -	180,0001) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2018 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2017 was $2,800.

Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $90,000 as of December 31, 2017 into our common stock at $1.00 per share at any time until 2022. If exercised, we also agreed to issue a three year warrant to Mr. Howlett to purchase an aggregate amount of 45,000 shares of common shares at a strike price of $1.50 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	20,000 20,000	- -	- -	0.04 0.05	10/19/2018(2) 12/7/2019(3)	- -	- -	- -	- -

	34,000	-	-	0.02	2/10/2021	-	-	-	-

	(1)	On April 21, 2009, we modified the exercise price on all of our outstanding options issued prior to March 31, 2009 to $2.00 per share, which included all options issued to Mr. Howlett aside from the option issued on December 7, 2009 of 20,000 shares at $4.00 per share and the option issued on November 15, 2010 at $3.00 per share. On October 17, 2014, we modified the exercise price to $2.50 per share on the option issued on December 7, 2009 of 20,000 shares. Aside from this modification, during the last fiscal year there was not any outstanding option re-priced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

	(2)	On January 19, 2014, our Board of Directors approved to extend the expiration date 5 years.

	(3)	On October 17, 2014, our Board of Directors approved to extend the expiration date 5 years.

Director Compensation

The table below summarizes all compensation of our directors as of December 31, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg McCartney Former Director	-	1,200	-	-	-	-	-
David St. James	1,625	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

On September 22, 2017, we granted an option to purchase 2,000 shares of our common stock to Mr. St. James. The options have a strike price of $1.75. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $35,497 using the Black-Scholes option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 4, 2019, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	3,109,218 shares	53%
Common	David St. James(5)	2,000	Less than 1%
Total of All Directors and Executive Officers:		3,111,218 shares	53%

More Than 5% Beneficial Owners:
Doreen McMorran(7)		1,840,817 shares	53%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 2,896,689 shares of common stock issued and outstanding on April 4. 2019.
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 1,940,291 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $1.75 per share.

(6)	As stated in the reporting person’s Form 4 filed with the Securities and Exchange Commission on January 25, 2010.
(7)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 1,802,655 shares of common stock held in derivative securities.

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

During the year ended December 31, 2018, $25,000 was advanced by Terry Howlett and $25,000 was advanced by Doreen McMorran. $10,000 was paid to Doreen McMorran in settlement of advances provided to the Company in the current and prior years. An additional $7,260 in advances were settled as part of the purchase of Ovation Science Inc.

As of December 31, 2018, $40,000 in advances remained due to Terry Howlett and Doreen McMorran, and all other related party notes have been extinguished or re-negotiated as convertible notes.

The following table details the notes that are outstanding for Terry Howlett and Doreen McMorran.

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2018
Terry Howlett	December 31, 2015	10%	December 31, 2020	$177,213
Terry Howlett	December 31, 2014	10%	December 31, 2019	$34,092
Terry Howlett	September 30, 2014	10%	September 30, 2019	$36,150
Terry Howlett	December 31, 2013	10%	December 31,2018	$77,628
Terry Howlett	December 31, 2011	10%	October 20, 2021	$415,658
Terry Howlett	June 30, 2012	10%	July 1, 2017	$105,643
Terry Howlett	December 31, 2012	10%	December 31, 2017	$46,046
Terry Howlett	December 31, 2012	10%	December 31, 2017	$46,352
Terry Howlett	June 30, 2013	10%	June 30, 2018	$62,491
Terry Howlett	June 30, 2014	10%	June 30, 2019	$63,115
Terry Howlett	December 30, 2016	10%	December 30, 2021	$98,480
Terry Howlett	June 30, 2016	10%	June 30, 2021	$98,480
Terry Howlett	July 1, 2017	10%	July 1, 2022	$90,000
				Accrued Interest as of December 31, 2018
Terry Howlett				$344,380

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2018
Doreen McMorran	December 31, 2015	10%	December 31, 2020	$131,266
Doreen McMorran	December 31, 2016	10%	December 31, 2021	$73,448
Doreen McMorran	December 31, 2014	10%	December 31, 2019	$31,203
Doreen McMorran	December 31, 2013	10%	December 31,2018	$60,725
Doreen McMorran	December 31, 2011	10%	October 20, 2021	$328,481
Doreen McMorran	June 30, 2012	10%	June 30, 2017	$171,563
Doreen McMorran	December 31, 2012	10%	December 31, 2017	$66,281
Doreen McMorran	June 30, 2013	10%	June 30, 2018	$43,662
Doreen McMorran	June 30, 2014	10%	June 30, 2019	$48,991
Doreen McMorran	June 30, 2016	10%	June 30, 2021	$78,870
Doreen McMorran	July 1, 2017	10%	July 1, 2021	$78,644
				Accrued Interest as of December 31, 2018
Doreen McMorran				$601,130

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. Ovation sold shares to investors subsequent to Skinvisible’s’ investment that diluted Skinvisible’s interest to below down to 37.8%.

On March 28, 2018, Skinvisible Inc. sold all 5,750,000 shares of Ovation Science Inc. to Terry Howlett and Doreen McMorran in exchange for an agreement to forgive $500,000 in debt. $240,115 of the debt was convertible debt owed to related parties, accordingly the Company revalued the repurchase of the beneficial conversion feature as of the date of the transaction and recorded a corresponding gain. As of March 28, 2018 the carrying value of the investment in Ovation was $88,158, as a result of the sale the Company recorded a total net gain on sale of its equity method investment of $595,127 related to the sale of the Company’s interest in Ovation.

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2018	$35,000	$0	$0	$0
2017	$37,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(7)
4.1	Convertible Promissory Note(4)
4.2	Convertible Promissory Note(5)
10.1	Promissory Note, dated December 17, 2015
10.2	Promissory Note, dated October 8, 2015
10.3	Securities Purchase Agreement(4)
10.4	Securities Purchase Agreement(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on April 20, 2017
[5]	Incorporated by reference to the Report on Form 8-K filed on August 8, 2017
[6]	Incorporated by reference to the Report on Form 8-K filed on March 26, 2018
[7]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019

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
April 15, 2019

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
April 15, 2019

By:	/s/ David St. James
David St. James
Director
April 15, 2019

