Form 10-Q
period 2019-03-31
SKINVISIBLE INC
filed 2019-05-24
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,896,689 common shares as of May 15, 2019

1

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2019 and 2018 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets
Cash	$2,005	$2,482`
Accounts receivable	5,053	8,459
Inventory	17,088	17,417
Due from related party	1,145	1,145
Prepaid expense and other current assets	9,000	12,000
Total current assets	34,291	41,503

Fixed assets, net of accumulated depreciation of $327,491 and $327,432, respectively	59	118
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $503,509 and $493,918, respectively	170,101	178,767

Total assets	$204,451	$220,388

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,015,900	$944,380
Accounts payable related party	22,692	10,490
Accrued interest payable	1,252,599	1,169,293
Loans from related party	86,400	40,000
Loans payable	633,000	633,000
Convertible notes payable, net of unamortized debt discount of $0 and $78, respectively	220,000	219,922
Convertible notes payable related party, net of unamortized discount of $652,169 and $765,825 respectively	2,036,374	1,922,718
Total current liabilities	5,266,965	4,939,803

Total liabilities	5,266,965	4,939,803

Commitments and contingencies (Note 13)

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 2,896,689 and 2,896,689 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,897	2,897
Shares payable	2,053,466	2,053,466
Additional paid-in capital	24,774,887	24,774,887
Accumulated deficit	(31,893,764)	(31,550,665)
Total stockholders' deficit	(5,062,514)	(4,719,415)

Total liabilities and stockholders' deficit	$204,451	$220,388

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$8,367	$15,632

Cost of revenues	376	7,873

Gross profit	7,991	7,759

Operating expenses
Depreciation and amortization	9,651	9,630
Selling general and administrative	144,432	172,695
Total operating expenses	154,083	182,325

Loss from operations	(146,092)	(174,566)

Other income and (expense)
Other income	5,000	4,807
Interest expense	(202,007)	(280,230)
Gain on sale of Ovation Science Inc.	—	595,127
Loss on equity method investment	—	(21,810)
Gain (loss) on extinguishment of debt	—	(26,798)
Total other income (expense)	(197,007)	271,096

Net income (loss)	$(343,099)	$96,530

Basic and fully diluted earnings (loss) per common share	$(0.12)	$0.01

Basic weighted average number of common shares outstanding	2,896,689	2,795,785
Diluted weighted average number of common shares outstanding	2,896,689	9,303,924

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

For the Three months Ended March 31, 2018
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2017 (audited)	2,737,281	2,737	24,884,672	61,976	(31,709,007)	(6,759,622)
Shares issued for accounts payable	82,271	82	93,060	47,949	—	141,091
Loss on debt modification	—	—	(320,756)	—	—	(320,756)
Net income	—	—	—	—	96,530	96,530
Balance, March 31, 2018 (unaudited)	2,819,552	2,819	24,656,976	109,925	(31,612,477)	(6,842,757)

For the Three months Ended March 31, 2019
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018 (audited)	2,896,689	2,897	24,774,887	2,053,466	(31,550,665)	(4,719,415)
Net loss	—	—	—	—	(343,099)	(343,099)
Balance, March 31, 2019 (unaudited)	2,896,689	2,897	24,774,887	2,053,466	(31,893,764)	(5,062,514)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2019	March 31, 2018

Cash flows from operating activities:
Net Income (loss)	$(343,099)	$96,530
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	9,651	9,630
Gain on sale of Ovation Science Inc.	—	(595,127)
Amortization of debt discount	113,734	131,351
Loss on equity method investment	—	21,810
Imputed interest on Ovation Science loan	—	4,807
Gain on extinguishment of debt	—	26,798
Changes in operating assets and liabilities:
Decrease in inventory	329	7,348
Decrease in prepaid assets	3,000	2,500
Decrease in accounts receivable	3,406	206
Increase in accounts payable and accrued liabilities	83,722	93,387
Decrease in due from related party	—	291
Decrease in promissory note from Ovation Science Inc.	—	81,052
Increase in accrued interest	83,306	144,056
Net cash provided by (used in) operating activities	(45,951)	24,639

Cash flows from investing activities:
Purchase of fixed and intangible assets	(926)	—
Net cash used in investing activities	(926)	—

Cash flows from financing activities:
Proceeds from related party loans	46,400	—
Payments on related party loans	—	(10,000)
Payments on notes payable	—	(5,000)
Net cash provided by (used in) financing activities	46,400	(15,000)

Net change in cash	(477)	9,639

Cash, beginning of period	2,482	23,318

Cash, end of period	$2,005	$32,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,192	$7,932
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on extinguishment of debts	$—	$74,449

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which represented a 37.80% interest in Ovation. As of March 31, 2019 Skinvisible Inc. owned 0% of the issued and outstanding Common stock of Ovation.

Skinvisible granted to Ovation, and has assigned its rights under the Canopy Agreement, the exclusive worldwide right to manufacture, distribute, sell, market, sub-license and promote the Products made with cannabis or hemp seed oil including the right to use the subject matter of any Skinvisible product formulation, patents and trademarks which cover the Products or Polymer.

Skinvisible, Inc., together with its subsidiaries, shall herein be collectively referred to as the “Company.”

2. BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on April 15, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principals in the U.S. for complete financial statements.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $31,893,764 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company plans to seek additional debt and equity funding but the Company’s ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $2,005 and $2,482 in cash as of March 31, 2019 and December 31, 2018 respectively.

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

Revenue recognition – We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the three months ended March 31, 2019 and 2018 as a result of applying Topic 606.

As of March 31, 2019 and December 31, 2018, the Company had $5,053 and $8,459, respectively, in receivables related to royalty contracts.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2019, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the three months ended March 31, 2019 and March 31, 2018 totaled $0 and $0, respectively.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 7,506,688 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts would be considered dilutive as of March 31, 2019. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2019, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently issued accounting pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. The adoption of the standard had no impact on our financial position or results of operations for the three months ending March 31, 2018 and 2019.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.

We adopted ASC 842 effective January 1, 2019 using the optional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019. Therefore, comparative financial information was not adjusted and continues to be reported under the prior lease accounting guidance in ASC 840. We elected the transition relief package of practical expedients, and as a result, we did not assess 1) whether existing or expired contracts contain embedded leases, 2) lease classification for any existing or expired leases, and 3) whether lease origination costs qualified as initial direct costs. We elected the short-term lease practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less.

The Company has evaluated all other recent accounting pronouncements, and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,491)	(327,432)
Fixed assets, net of accumulated depreciation	$59	$118

Depreciation expense for the three months ended March 31, 2019 and March 31, 2018 was $59 and $64, respectively.

5. INVENTORY

Inventory consist of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Unaudited)
Shipping and Packing materials	$8,599	$8,611
Finished Goods	2,370	2,687
Raw Materials	6,119	6,119
Total	$17,088	$17,417

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.    INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2019, intangible assets total $673,610, net of $503,509 of accumulated amortization.

Amortization expense for the three months ended March 31, 2019 and March 31, 2018 was $9,592 and $9,566, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2019.

7. STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(26,000)	2.00-
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2019	135,000	$1.76

As of March 31, 2019, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the three months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2019	72,200	$1.18

As of March 31, 2019, all stock warrants outstanding are exercisable.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During the year ending December 31, 2018, the Company executed agreements with 41 noteholders that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $1,663,875 in outstanding principal and $385,563 in accrued interest in exchange for the issuance of 1,024,719 shares of the Company’s common stock. The Company fair valued the shares issuable on the date each investors signed their respective agreement. As of the March 31, 2019, the Company had not yet issued the shares to the investors and has recorded stock payable of $874,294 as a result of the transaction on the accompanying Balance Sheet.

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of March 31, 2019 and December 31, 2018, the note is in default as no payments had been made towards the principal balance.

As of March 31, 2019, $633,000 of the outstanding notes payable were due in less than 12 months and have been classified as current notes payable.

9.    RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2019, $46,400 was advanced by an officer.

As of March 31, 2019, $86,400 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 12 for additional details.)

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable at consists of the following:	March 31,	December 31,
	2019	2018

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

During the year ending December 31, 2018, the Company executed agreements with 14 of the noteholders that participated in the Company’s convertible debt offering. In accordance with the agreements the Company and the investors agreed to settle a total of $960,000 in outstanding principal and $219,172 in accrued interest in exchange for the issuance of 589,586 shares of the Company’s common stock.

As of the March 31, 2019 the Company had not yet issued the shares to the investors. The company treated the loan modification as a debt repurchase and as a result of the transaction has recorded stock payable of $1,179,172 on the accompanying balance sheet.

	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.	135,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	135,000	135,000

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

	20,000	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	20,000	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note.	15,000	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	15,000	15,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $78 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method
	10,000	10,000
Unamortized debt discount	—	(78)
Total, net of unamortized discount	10,000	9,922

	$220,000	$219,922

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11. CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party at consists of the following:	March 31,	December 31,
	2019	2018
On October 20, 2016, the Company re-negotiated $982,253 of the unsecured notes payable. Under the modified terms the $982,253 face value notes maturity date was extended until December 31, 2019 and adjusted to the current market prices. At the investor’s option until the repayment date, the note can be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. In accordance with ASC 470, the Company has determined the value associated with the beneficial conversion feature in connection with the re-negotiated notes on October 20, 2016 to be $982,253. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $58,389 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.

On March 28, 2018, $238,115 of the notes were settled as part of the purchase of Ovation Science Inc.
	744,137	744,137
Unamortized debt discount	(176,376)	(234,765)

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

On January 18, 2013, the Company made a $3,990 cash payment to reduce the note balance.

On October 19, 2016, the Company settled $21,716 of the outstanding balance through the issuance of a new note.

On July 1, 2017, the Company renewed the outstanding notes. Under the terms of the agreements, the due date of the notes were extended to July 1, 2022. The promissory notes are unsecured, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the modified terms of the notes to be $198,859. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $10,067 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.	299,316	299,316
Unamortized debt discount	(129,494)	(139,561)

On December 30 and 31, 2012, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $182,083 of related party notes accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $182,083 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.00 per share for six years after the conversion date. As of March 31, 2019 and December 31, 2018, the notes are in default as no payments had been made towards the principal balance.	182,083	182,083
Unamortized debt discount	—	—

On June 30, 2013, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $106,153 of accrued interest and salaries were converted to promissory notes convertible into common stock with a warrant feature. The $106,153 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $70,768. As of March 31, 2019 and December 31, 2018, the notes are in default as no payments had been made towards the principal balance.	106,152	106,152
Unamortized debt discount	—	—
On December 31, 2013, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $142,501 of accrued interest and salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $142,501 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.00 per share for six years after the conversion date. As of March 31, 2019 and December 31, 2018, the notes are in default as no payments had been made towards the principal balance.	142,501	142,501
Unamortized debt discount	—	—
On June 30, 2014, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $118,126 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $118,126 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.25 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,126. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,823 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.	118,126	118,126
Unamortized debt discount	(5,887)	(11,710)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $40,558 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $40,558 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $2.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $40,466. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,994 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.	40,558	40,558
Unamortized debt discount	(4,056)	(6,050)
On December 31, 2014, the Company re-negotiated accrued salaries and interest for two employees. Under the terms of the agreements, $65,295 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $65,295 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $2.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $2.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $57,439. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,831 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.	65,295	65,295
Unamortized debt discount	(8,655)	(11,486)

On December 31, 2015, the Company re-negotiated accrued salaries and interest for six employees and a director. Under the terms of the agreements, $343,687 of accrued salaries and director fees not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $343,687 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $341,703. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $16,222 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $14,400 of debt and the associated interest of $3,118 was converted into common stock at a price of $1.80 per share.
	329,287	329,287
Unamortized debt discount	(115,532)	(131,754)

On June 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $192,417 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $192,417 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $28,365. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $1,352 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $1.80 per share.	188,817	188,817
Unamortized debt discount	(12,350)	(13,702)

 On October 19, 2016, the Company re-negotiated two notes with an employee of the Company. Under the terms of the agreements, $111,056 of convertible promissory notes due on December 31, 2016 and June 30, 2017 were converted to promissory notes convertible into common stock with a warrant feature. The $111,056 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $42,924. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $2,115 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.
	111,056	111,056
Unamortized debt discount	(21,930)	(24,044)

On December 30, 2016, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $186,375 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $186,375 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.50 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.00 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $186,375. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $9,008 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.

On March 30, 2018, $3,600 of debt and the associated interest of $779 was converted into common stock at a price of $1.80 per share.	182,775	182,775
Unamortized debt discount	(100,597)	(109,605)

On July 1, 2017, the Company re-negotiated accrued salaries and interest for six employees. Under the terms of the agreements, $178,439 of accrued salaries not previously converted were converted to promissory notes convertible into common stock with a warrant feature. The $178,439 face value promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $1.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $1.50 per share for six years after the conversion date. The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $118,800. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $5,855 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method.
	178,439	178,439
Unamortized debt discount	(77,292)	(83,147)

	$2,036,374	$1,922,718

F-12

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12. STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 2,896,689 and 2,896,689 issued and outstanding shares of common stock as of March 31, 2019 and December 31, 2018, respectively.

During the year ending December 31, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and December 31, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,623,875 in outstanding principal and $604,736 in accrued interest in exchange for the issuance of 1,614,305 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of the March 31, 2019 the Company had not yet issued the shares to the investors, as a result of the transaction and has recorded stock payable of $2,053,466.

13. COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of December 31, 2018, are as follows:

2019	$37,517
2020	$12,863

Rental expense, resulting from operating lease agreements, approximated $14,037 and $13,381 for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

14.    MERGER AGREEMENT

On March 26, 2018, Skinvisible, Inc. (“Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quoin Pharmaceuticals, Inc., a Delaware corporation (the “Quoin”), and Quoin Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Quoin (the “Merger”), with Quoin surviving the Merger as a wholly-owned subsidiary of Parent. At the effective time of the Merger, the issued and outstanding common shares of Quoin (“Company Common Shares”) will automatically be converted into the right to receive approximately 72.5% of the outstanding equity of Parent (the “Merger Consideration”). Existing Parent shareholders will have a right to the remaining 27.5% of the outstanding equity of Parent, which is subject to diminution if certain indebtedness of Parent is not converted into Parent Common Stock.

Each of Quoin, Parent, and Merger Sub has made various representations and warranties and agreed to certain covenants in the Merger Agreement. Parent also has agreed to other covenants in the Merger Agreement, including, without limitation, to cause a special meeting of Parent’s shareholders to be held as promptly as practicable to consider and approve the Merger Agreement and the Merger, along with the issuance of the shares of Parent Common Stock in connection with the Merger and a Charter Amendment, including a name change and reverse stock split, and to file a proxy statement with the Securities and Exchange Commission (“SEC”) relating to such special meeting.

The Merger Agreement contains customary no-solicitation covenants restricting Parent and Quoin from soliciting, encouraging, or discussing alternative acquisition proposals from third parties.

Consummation of the Merger is subject to the satisfaction or, if permitted by applicable law, waiver, by Parent, Quoin, or both of various conditions, including, without limitation, (i) approval of the Merger Agreement and the Merger by both the Quoin’s and Parent’s respective shareholders; (ii) a definitive agreement shall have been executed that provides that Parent shall receive an aggregate of at least $10,000,000 of gross proceeds within five (5) days of the closing of the Merger; (iii) the accuracy of the parties’ respective representations and warranties and the performance of their respective obligations under the Merger Agreement; (iv) the absence of the occurrence of a material adverse effect with respect to Quoin between the date of the Merger Agreement and closing; (v) the Parent’s shareholders shall have approved the Charter Amendment ; (vi) the absence of any law, order, or legal injunction which prohibits the consummation of the Merger or any of the transactions contemplated by the Merger Agreement; and (vii) certain other customary conditions.

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

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by the board of directors of the Parent, and unanimously approved by the board of directors of the Company and by a majority of the shareholders of the parent.

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

15.    SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2019 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended March 31, 2019 was $8,367, a decrease from $15,632 for the same period ended March 31, 2018.

The decrease in revenue for the three months ended March 31, 2019 was mainly due to product sales. We hope to achieve increased revenues for the balance of 2018 and into 2019, as a result of our Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2019 decreased to $376 from the prior year period when cost of revenues was $7,873.

Our cost of revenues significantly decreased for the three months ended March 31, 2019 over the prior year period because the revenues in 2019 were mainly royalty payments without significant costs associated. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $7,991, as compared with gross profit of $7,759 for the three months ended March 31, 2018.

Operating Expenses

Operating expenses decreased to $154,083 for the three months ended March 31, 2019 from $182,325 for the same period ended March 31, 2018.

Our operating expenses for the three months ended March 31, 2019 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $22,633, rent of $14,037 and depreciation and amortization of $9,651. In comparison, our operating expenses for the three months ended March 31, 2018 consisted mainly of accrued salaries and wages of $86,542, accounting and audit fees of $32,882, rent of $13,381, depreciation and amortization expenses of $9,630 and legal fees of $8,491.

Other Income/Expenses

We had other expenses of $197,007 for the three months ended March 31, 2019, compared with other income of $271,096 for the three months ended March 31, 2018.

Our other expenses for the three months ended March 31, 2019 consisting primarily of $202,007 in interest expense, and our other income for same period ended 2018 was largely the result of $595,127 on the sale of Ovation Sciences Inc., offset mainly by $280,230 in interest expense.

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

Net Income/Net Loss

We recorded a net loss of $343,099 for the three months ended March 31, 2019, as compared with net income of $96,530 for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had total current assets of $34,291 and total assets in the amount of $204,451. Our total current liabilities as of March 31, 2019 were $5,266,965. We had a working capital deficit of $5,232,674 as of March 31, 2019, compared with a working capital deficit of $7,031,409 as of March 31, 2018.

Operating activities used $45,951 in cash for the three months ended March 31, 2019, as compared with cash provided of $24,639 for the three months ended March 31, 2018. Our negative operating cash flow for the three months ended March 31, 2019 is mainly the result of our net loss for the period, offset by amortization of debt discount and an increase in accrued interest and accounts payable and accrued liabilities.

We used cash of $926 and $0 in investing activities for the three months ended March 31, 2019 and 2018, respectively.

Cash flows used by financing activities during the three months ended March 31, 2019 amounted to $46,400, as compared with cash used of $15,000 for the three months ended March 31, 2019. Our cash flows for the three months ended March 31, 2019 consisted of proceeds from related party loans.

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

Off Balance Sheet Arrangements

As of March 31, 2019, there were no off balance sheet arrangements.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $31,893,764 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Product sales – The Company recognizes revenue related to product sales (Invisicare® polymers) when (i) the seller’s price is substantially fixed, (ii) shipment has occurred causing the buyer to be obligated to pay for product, (iii) the buyer has economic substance apart from the seller, and (iv) there is no significant obligation for future performance to directly bring about the resale of the product by the buyer as required by ASC 605 – Revenue Recognition. Cost of sales, rebates and discounts are recorded at the time of revenue recognition or at each financial reporting date.

Royalty, Distribution and license rights sales - The Company receives revenue from license payments based on net sales from licensees related to the Company’s patented intellectual property. These license agreements are held with third parties that are responsible for remitting payment to the Company based upon a percentage of sales revenues they collect on products that utilize the Company’s patented products. Revenue from licensed products is recognized when realized or realizable based on royalty reporting received from licensees.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2019, the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2019: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A. Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 15, 2019.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	May 24, 2019

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

