Form 10-Q
period 2019-06-30
SKINVISIBLE, INC.
filed 2019-08-16
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,896,689 common shares as of August 13, 2019

2

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018

F-4	Consolidated Statements of Cash Flow for the six months ended June 30, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets
Cash	$—	$2,482
Accounts receivable	9,913	8,459
Inventory	10,515	17,417
Due from related party	1,145	1,145
Prepaid expense and other current assets	6,000	12,000
Total current assets	27,573	41,503

Fixed assets, net of accumulated depreciation of $327,550 and $327,432, respectively	—	118
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $513,236 and $493,918, respectively	183,574	178,767

Total assets	$211,147	$220,388

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$449,933	$944,380
Book overdraft	595	—
Accounts payable related party	3,565	10,490
Accrued interest payable	238,837	1,169,293
Loans from related party	399	40,000
Loans payable	591,000	633,000
Convertible notes payable, net of unamortized debt discount of $280,076 and $78, respectively	291,999	219,922
Convertible notes payable related party, net of unamortized discount of $3,369,244 and $765,825 respectively	865,965	1,922,718
Total current liabilities	2,442,293	4,939,803

Total liabilities	2,442,293	4,939,803

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 2,896,689 and 2,896,689 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,897	2,897
Shares payable	2,060,494	2,053,466
Additional paid-in capital	28,182,238	24,774,887
Accumulated deficit	(32,476,775)	(31,550,665)
Total stockholders' deficit	(2,231,146)	(4,719,415)

Total liabilities and stockholders' deficit	$211,147	$220,388

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$12,717	$22,284	$21,084	$37,916

Cost of revenues	6,573	9,047	6,949	16,920

Gross profit	6,144	13,237	14,135	20,996

Operating expenses
Depreciation and amortization	9,979	9,534	19,630	19,164
Selling general and administrative	135,461	135,012	279,893	307,707
Total operating expenses	145,440	144,546	299,523	326,871

Loss from operations	(139,296)	(131,309)	(285,388)	(305,875)

Other income and (expense)
Other income	12,500	—	12,500	4,807
Interest expense	(208,217)	(265,355)	(405,224)	(545,585)
Gain on sale of Ovation Science Inc.	—	—	—	595,127
Loss on equity method investment	—	—	—	(21,810)
Loss on extinguishment of debt	(247,998)	—	(247,998)	(26,798)
Total other income (expense)	(443,715)	(265,355)	(640,722)	5,741

Net loss	$(583,011)	$(396,664)	$(926,110)	$(300,134)

Basic loss per common share	$(0.21)	$(0.14)	$(0.32)	$(0.11)

Basic weighted average common shares outstanding	2,896,689	2,896,618	2,896,689	2,846,054

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six Months Ended June 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018 (audited)	2,896,689	2,897	24,774,887	2,053,466	(31,550,665)	(4,719,415)
Net loss	—	—	—	—	(343,099)	(343,099)
Balance, March 31, 2019 (unaudited)	2,896,689	2,897	24,774,887	2,053,466	(31,893,764)	(5,062,514)
Settlement of debts	—	—	—	7,028	—	7,028
Beneficial conversion feature on convertible notes issued as settlement on existing payables	—	—	3,649,320	—	—	3,649,320
Beneficial conversion feature repurchase	—	—	(241,969)	—	—	(241,969)
Net loss	—	—	—	—	(583,011)	(583,011)
Balance, June 30, 2019 (unaudited)	2,896,689	2,897	28,182,238	2,060,494	(32,476,775)	(2,231,146)

For the Three and Six Months Ended June 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2017 (audited)	2,737,281	2,737	24,884,672	61,976	(31,709,007)	(6,759,622)
Shares issued for accounts payable	82,271	82	101,124	47,949	—	149,155
Loss on debt modification	—	—	(320,756)	—	—	(320,756)
Net income	—	—	—	—	96,530	96,530
Balance, March 31, 2018 (unaudited)	2,819,552	2,819	24,665,040	109,925	(31,612,477)	(6,834,693)
Shares issued for accounts payable	77,066	77	109,848	(109,925)	—	—
Net loss	—	—	—	—	(396,664)	(396,664)
Balance, June 30, 2018 (unaudited)	2,896,618	2,896	24,774,888	—	(32,009,141)	(7,231,357)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2019	June 30, 2018

Cash flows from operating activities:
Net loss	$(926,110)	$(300,134)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	19,630	19,164
Gain on sale of Ovation Science Inc.	—	(595,127)
Amortization of debt discount	227,392	249,233
Loss on equity method investment	—	21,810
Imputed interest on Ovation Science loan	—	4,807
Loss on extinguishment of debt	247,998	26,798
Changes in operating assets and liabilities:
Decrease in inventory	6,902	8,124
Decrease in prepaid assets	6,000	5,000
Decrease (increase) in accounts receivable	(1,454)	(2,465)
Increase in accounts payable and accrued liabilities	201,640	194,133
Decrease in due from related party	—	291
Decrease in promissory note from Ovation Science Inc.	—	85,859
Increase in accrued interest	168,600	276,605
Net cash used in operating activities	(49,402)	(5,902)

Cash flows from investing activities:
Purchase of fixed and intangible assets	(24,319)	(9,896)
Net cash used in investing activities	(24,319)	(9,896)

Cash flows from financing activities:
Book overdraft	595	—
Proceeds from related party loans, net of payments	70,644	—
Payments on notes payable	—	(5,000)
Net cash provided by (used in) financing activities	71,239	(5,000)

Net change in cash	(2,482)	(20,798)

Cash, beginning of period	2,482	23,318

Cash, end of period	$—	$2,520

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,637	$22,878
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debts	$3,649,320	$74,669
Stock payable on extinguishment of debt	$42,000	$—
Common stock issued on extinguishment of debts	$—	$74,669

See Accompanying Notes to Consolidated Financial Statements.

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which represented a 37.80% interest in Ovation. As of June 30, 2019, Skinvisible Inc. owned 0% of the issued and outstanding Common stock of Ovation.

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

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $32,476,775 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company plans to seek additional debt and equity funding but the Company’s ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $0 and $2,482 in cash as of June 30, 2019 and December 31, 2018 respectively.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 8 & 10) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s related party convertible debt is also stated at a fair value of $4,235,209 since the stated rate of interest approximates market rates.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company uses Level 1 measurements to value the transactions when it issues shares, warrants, options and debt with beneficial conversion features.

•	Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments. The Company did not rely on any Level 2 measurements for any of its transactions in the periods included in these financial statements.

•	Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The Company did not rely on any Level 3 measurements for any of its transactions in the periods included in these financial statements.

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

We did not have a cumulative impact as of January 1, 2018 due to the adoption of Topic 606 and there was not an impact to our consolidated statements of operations for the six months ended June 30, 2019 and 2018 as a result of applying Topic 606.

As of June 30, 2019 and December 31, 2018, the Company had $9,913 and $8,459, respectively, in receivables related to royalty contracts.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2019, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the six months ended June 30, 2019 and 2018 totaled $0 and $0, respectively.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There are 25,931,481 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts would be considered dilutive as of June 30, 2019. Diluted earnings (loss) per share has not been presented for the three and six months ending June 30, 2019, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

Recently issued accounting pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. The adoption of the standard had no impact on our financial position or results of operations for the three and six months ending June 30, 2018 and 2019.

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

4.       FIXED ASSETS

Fixed assets consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	113,635	113,635
Computers, equipment and software	39,722	39,722
Leasehold improvements	12,569	12,569
Lab equipment	113,461	113,461
Total	327,550	327,550
Less: accumulated depreciation	(327,550)	(327,432)
Fixed assets, net of accumulated depreciation	$—	$118

Depreciation expense for the three months ended June 30, 2019 and 2018 was $59 and $59, respectively.

Depreciation expense for the six months ended June 30, 2019 and 2018 was $118 and $123, respectively.

5.       INVENTORY

Inventory consist of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Shipping and Packing materials	$8,584	$8,611
Finished Goods	1,931	2,687
Raw Materials	—	6,119
Total	$10,515	$17,417

6.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2019, intangible assets total $697,003, net of $513,429 of accumulated amortization.

The Company capitalized $24,318 in patent cost during the 6 months ended June 30, 2019.

Amortization expense for the three months ended June 30, 2019 and 2018 was $9,920 and $9,475, respectively.

Amortization expense for the six months ended June 30, 2019 and 2018 was $19,512 and $19,041, respectively.

License and distributor rights (“agreement”) were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2019.

7.       STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(26,000)	2.00
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2019	135,000	$1.76

As of June 30, 2019, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2019	72,200	$1.18

As of June 30, 2019, all stock warrants outstanding are exercisable.

8.       NOTES PAYABLE

Secured debt offering

During the period from May 22, 2013 and September 30, 2015, the Company entered into sixty-four 9% notes payable to investors and received total proceeds of $2,326,000. The notes were due two years from the anniversary date of execution. The notes have not been paid as of maturity date and are in default. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.”

During the year ending December 31, 2018 the Company made principal payments of $5,000 and executed agreements with 41 noteholders that participated in the Company’s debt offerings. In accordance with the agreements the Company and the investors agreed to settle a total of $1,663,875 in outstanding principal and $385,563 in accrued interest in exchange for the issuance of 1,024,719 shares of the Company’s common stock. The Company fair valued the shares issuable on the date each investors signed their respective agreement. As a result of the transaction the Company recorded stock payable of $874,294 and a gain on settlement of debt of $1,175,145.

During the six months ending June 30, 2019, the Company executed agreements with an additional noteholder that participated in the Company’s debt offerings. In accordance with the agreement the Company and the investor agreed to settle a total of $42,000 in outstanding principal and $13,574 in accrued interest in exchange for the issuance of 26,038 shares of the Company’s common stock. The Company fair valued the shares issuable on the date the investor signed their agreement and recorded a gain of $48,546 as a result of the settlement.

As of the June 30, 2019, the Company had not yet issued the shares to the investors that executed settlement agreements and has recorded stock payable of $881,322 as a result of the settlement agreements on the accompanying Balance Sheet.

Unsecured debt offering

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. As of June 30, 2019 and December 31, 2018, the note is in default as no payments had been made towards the principal balance.

As of June 30, 2019, $591,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

9.        RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2019, $70,644 was advanced by an officer.

As of June 30, 2019, $399 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 11 for additional details.)

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

	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The note has reached maturity and is in default.	135,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	135,000	135,000

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock. The note has reached maturity and is in default
	20,000	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	20,000	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default	15,000	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	15,000	15,000

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $78 during the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method
	10,000	10,000
Unamortized debt discount	—	(78)
Total, net of unamortized discount	10,000	9,922

On June 30, 2019, the Company renegotiated accrued salaries and interest and outstanding convertible notes for a former employee. Under the terms of the agreements, all outstanding notes totaling $224,064, accrued interest of $119,278, accrued salaries of $7,260 and accrued vacation of $1,473 were converted to a promissory note convertible into common stock with a warrant feature. The promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

	352,075	—
Unamortized debt discount	(280,076)	(78)
Total, net of unamortized discount	291,999	9,922

	$291,999	$219,922

11.       CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party consists of the following:	June 30,	December 31,
	2019	2018
 Between December 30, 2012 and July 1, 2017, the Company re-negotiated accrued salaries and interest for its officers and several former employees.

As of December 31, 2018, there were $2,688,544 face value unsecured promissory notes are unsecured, due five years from issuance, bearing an interest rate of 10%. At the investor’s option until the repayment date, the notes were convertible to shares of the Company’s common stock at fixed prices between $0.50 and $2.00 per share along with additional warrants to purchase one share for every two shares issued at the exercise prices between $1.00 and $3.00 per share for three years after the conversion date.

The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $227,314 during the six months ended June 30, 2019.

On June 30, 2019 all of the convertible notes payable were settled through the issuance of new convertible debts as described below and in Note 10.	—	2,688,544
Unamortized debt discount	—	(765,825)
Total, net of unamortized discount	—	1,922,718

 On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of 110,245 were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with additional warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

The Company treated the loan settlement as a debt extinguishment per ASC 470 and recorded a corresponding loss on settlement of debt of $241,969
	4,235,209	—
Unamortized debt discount	(3,369,244)	—
Total, net of unamortized discount	$865,965	$—

12.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 2,896,689 and 2,896,689 issued and outstanding shares of common stock as of June 30, 2019 and December 31, 2018, respectively.

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

During the six months ending June 30, 2019, the Company executed agreements with an additional noteholder that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreement the Company and the investor agreed to settle a total of $42,000 in outstanding principal and $13,574 in accrued interest in exchange for the issuance of 26,038 shares of the Company’s common stock. The Company fair valued the shares issuable on the date the investor signed their agreement and recorded a gain of $48,546 as a result of the settlement.

As of the June 30, 2019, the Company had not yet issued the shares to the investors that executed settlement agreements and has recorded stock payable of $2,060,494 as a result of the settlement agreements on the accompanying Balance Sheet.

13.       COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of June 30, 2019, are as follows:

2019	$25,011
2020	$12,863

Rental expense, resulting from operating lease agreements, approximated $15,672 and $13,720 for the three months ended June 30, 2019 and 2018, respectively.

Rental expense, resulting from operating lease agreements, approximated $29,709 and $27,101 for the six months ended June 30, 2019 and 2018, respectively.

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

The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the third quarter of calendar year 2019.

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

15.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

The Merger Agreement, the Merger, and the transactions contemplated thereby were unanimously approved by our board of directors and unanimously approved by the board of directors of the Company. Both the board of directors of the Company and our company have recommended that their respective shareholders approve the Merger Agreement and the Merger. The Merger is expected to close as soon as practicable after the satisfaction or waiver of all the conditions to the closing in the Merger Agreement, which is currently expected to be in the third quarter of calendar year 2019.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended June 30, 2019 was $12,717, a decrease from $22,284 for the same period ended June 30, 2018.

The decrease in revenue for the three months ended June 30, 2019 was mainly due to decreased product sales. We hope to achieve increased revenues for the balance of 2019 and into 2020, as a result of our planned Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2019 decreased to $6,573 from the prior year period when cost of revenues was $9,047.

Our cost of revenues decreased for the three months ended June 30, 2019 over the prior year period because the revenues in 2019 were mainly royalty payments without significant costs associated. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $6,144, as compared with gross profit of $13,237 for the three months ended June 30, 2018.

Operating Expenses

Operating expenses increased to $145,440 for the three months ended June 30, 2019 from $144,546 for the same period ended June 30, 2018.

Our operating expenses for the three months ended June 30, 2019 consisted mainly of salaries and wages of $87,942, audit and accounting of $9,610, rent of $15,673 and amortization of $9,727. In comparison, our operating expenses for the three months ended June 30, 2018 consisted mainly of salaries and wages of $86,442, accounting and audit fees of $8,260, rent of $13,720, and amortization expenses of $9,474 and legal fees of $6,255.

Other Income/Expenses

We had other expenses of $456,215 for the three months ended June 30, 2019, compared with other income of $265,355 for the three months ended June 30, 2018.

Our other expenses for the three months ended June 30, 2019 consisting primarily of $203,217 in interest expense, and loss on extinguishment of debts of $247,998, compared with the three months ended June 30, 2018 which consisted primarily of $265,355 in interest expense.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $796,000 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $43,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Income/Net Loss

We recorded a net loss of $595,511 for the three months ended June 30, 2019, as compared with net loss of $396,664 for the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 and 2018

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the six months ended June 30, 2019 was $21,084, a decrease from $37,916 for the same period ended June 30, 2018.

The decrease in revenue for the six months ended June 30, 2019 was mainly due to decreased product sales. We hope to achieve increased revenues for the balance of 2019 and into 2020, as a result of our planned Merger Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2019 decreased to $6,949 from the prior year period when cost of revenues was $16,920.

Our cost of revenues decreased for the six months ended June 30, 2019 over the prior year period because the revenues in 2019 were mainly royalty payments without significant costs associated. We expect our cost of revenues to increase, especially if the Merger is consummated, and as we continue to push sales from Kintari USA and Canada.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $14,135, as compared with gross profit of $20,996 for the six months ended June 30, 2018.

Operating Expenses

Operating expenses increased to $299,523 for the six months ended June 30, 2019 from $326,871 for the same period ended June 30, 2018.

Our operating expenses for the six months ended June 30, 2019 consisted mainly of salaries and wages of $175,885, audit and accounting of $32,242, rent of $29,709, insurance of $9,236 and amortization and depreciation of $19,630. In comparison, our operating expenses for the six months ended June 30, 2018 consisted mainly of salaries and wages of $162,984, accounting and audit fees of $41,141, rent of $21,275, and amortization and depreciation expenses of $28,278, insurance of $10,332 and legal fees of $14,746.

Other Income/Expenses

We had other expenses of $640,722 for the six months ended June 30, 2019, compared with other income of $5,741 for the six months ended June 30, 2018.

Our other expenses for the six months ended June 30, 2019 consisting primarily of $405,224 in interest expense, and loss on extinguishment of debts of $247,998, compared with the six months ended June 30, 2018 which consisted primarily of $595,127 as a result of a gain on the sale of Ovation Science, offset mainly by $545,585 in interest expense and loss on extinguishment of debts of $26,798.

Net Income/Net Loss

We recorded a net loss of $926,110 for the six months ended June 30, 2019, as compared with a net loss of $300,134 for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had total current assets of $27,573 and total assets in the amount of $211,147. Our total current liabilities as of June 30, 2019 were $2,442,293. We had a working capital deficit of $2,414,720 as of June 30, 2019, compared with a working capital deficit of $4,898,300 as of June 30, 2018.

Operating activities used $49,402 in cash for the six months ended June 30, 2019, as compared with $5,902 of cash used for the six months ended June 30, 2018. Our negative operating cash flow for the six months ended June 30, 2019 is mainly the result of our net loss for the period, offset by amortization of debt discount and an increase in accrued interest and accounts payable and accrued liabilities.

We used cash of $24,319 and $9,896 in investing activities for the six months ended June 30, 2019 and 2018, respectively.

Cash flows provided by financing activities during the six months ended June 30, 2019 amounted to $71,239, as compared with cash used of $5,000 for the six months ended June 30, 2019. Our cash flows for the six months ended June 30, 2019 consisted of proceeds from related party loans.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $32,476,775 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2019, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2019, the Company had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 16,, 2019

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

