Form 10-Q
period 2019-09-30
SKINVISIBLE, INC.
filed 2019-12-03
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,896,689 common shares as of November 15, 2019.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2019 and 2018 (unaudited)

F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2019 and 2018 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2019 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$10,830	$2,482
Accounts receivable	9,449	8,459
Inventory	10,265	17,417
Due from related party	1,145	1,145
Prepaid expense and other current assets	3,000	12,000
Total current assets	34,689	41,503

Fixed assets, net of accumulated depreciation of $87,574 and $327,432, respectively	—	118
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $523,421 and $493,918, respectively	173,389	178,767

Total assets	$208,078	$220,388
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$502,061	$944,380
Accounts payable related party	3,565	10,490
Accrued interest payable	362,027	1,169,293
Loans from related party	39,399	40,000
Loans payable	556,000	633,000
Convertible notes payable, net of unamortized debt discount of $267,263 and $78, respectively	304,812	219,922
Convertible notes payable related party, net of unamortized discount of $3,215,107 and $765,825 respectively	1,020,102	1,922,718
Total current liabilities	2,787,966	4,939,803

Total liabilities	2,787,966	4,939,803

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 2,896,689 and 2,896,689 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,897	2,897
Shares payable	2,060,494	2,053,466
Additional paid-in capital	28,182,238	24,774,887
Accumulated deficit	(32,825,517)	(31,550,665
Total stockholders' deficit	(2,579,888)	(4,719,415)

Total liabilities and stockholders' deficit	$208,078	$220,388

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Revenues	$11,295	$18,675	$32,379	$56,591

Cost of revenues	250	3,550	7,199	20,470

Gross profit	11,045	15,125	25,180	36,121

Operating expenses
Depreciation and amortization	10,185	9,983	29,815	29,147
Selling general and administrative	137,785	143,778	417,678	451,485
Total operating expenses	147,970	153,761	447,493	480,632

Loss from operations	(136,925)	(138,636)	(422,313)	(444,511)

Other income and (expense)
Other income - related party	93,192	—	105,692	4,807
Interest expense	(305,009)	(251,417)	(710,233)	(797,002)
Gain on sale of Ovation Science Inc.	—	—	—	595,127
Loss on equity method investment	—	—	—	(21,810)
Net gain (loss) on extinguishment of debt	—	1,026,156	(247,998)	999,358
Total other income (expense)	(211,817)	774,739	(852,539)	780,480

Net income (loss)	$(348,742)	$636,103	$(1,274,852)	$335,969

Basic income (loss) per common share	$(0.12)	$0.22	$(0.44)	$0.12

Fully diluted income (loss) per common share	$(0.12)	$0.02	$(0.44)	$0.01

Basic weighted average common shares outstanding	2,896,689	2,896,618	2,896,689	2,863,094

Fully diluted weighted average common shares outstanding	2,896,689	30,125,025	2,896,689	30,091,501

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Nine months Ended September 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018 (audited)	2,896,689	2,897	24,774,887	2,053,466	(31,550,665)	(4,719,415)
Net loss	—	—	—	—	(343,099)	(343,099)
Balance, March 31, 2019 (unaudited)	2,896,689	2,897	24,774,887	2,053,466	(31,893,764)	(5,062,514)
Settlement of debts	—	—	—	7,028	—	7,028
Discount on convertible notes	—	—	3,649,320	—	—	3,649,320
Debt modification	—	—	(241,969)	—	—	(241,969)
Net loss	—	—	—	—	(583,011)	(583,011)
Balance, June 30, 2019 (unaudited)	2,896,689	2,897	28,182,238	2,060,494	(32,476,775)	(2,231,146)
Net loss	—	—	—	—	(348,742)	(348,742)
Balance, September 30, 2019 (unaudited)	2,896,689	2,897	28,182,238	2,060,494	(32,825,517)	(2,579,888)

For the Three and Nine months Ended September 30, 2018

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2017 (audited)	2,737,281	2,737	24,884,672	61,976	(31,709,007)	(6,759,622)
Shares issued for accounts payable	82,271	82	101,124	47,949	—	149,155
Debt modification	—	—	(320,756)	—	—	(320,756)
Net income	—	—	—	—	96,530	96,530
Balance, March 31, 2018 (unaudited)	2,819,552	2,819	24,665,040	109,925	(31,612,477)	(6,834,693)
Shares issued for accounts payable	77,066	77	109,848	(109,925)	—	—
Net income	—	—	—	—	(396,664)	(396,664)
Balance, June 30, 2018 (unaudited)	2,896,618	2,896	24,774,888	—	(32,009,141)	(7,231,357)
Settlement of debts	—	—	—	1,519,963	—	1,519,963
Net income	—	—	—	—	636,103	636,103
Balance, September 30, 2018 (unaudited)	2,896,618	2,896	24,774,888	1,519,963	(31,373,038)	(5,075,291)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2019	September 30, 2018

Cash flows from operating activities:
Net Income (loss)	(1,274,852)	$335,969
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,816	29,146
Gain on sale of Ovation Science Inc.	—	(595,127)
Amortization of debt discount	690,886	368,696
Loss on equity method investment	—	21,810
Imputed interest on Ovation Science loan	—	4,807
(Gain) loss on extinguishment of debt	(48,546)	(999,358)
Changes in operating assets and liabilities:
Decrease in inventory	7,152	8,374
Decrease in prepaid assets	9,000	7,500
Increase in accounts receivable	(990)	(1,496)
Increase in accounts payable and accrued liabilities	253,768	267,411
Decrease in due from related party	—	291
Decrease in promissory note from Ovation Science Inc.	—	245,193
Increase in accrued interest	278,216	316,647
Net cash provided by (used in) operating activities	(41,976)	9,863

Cash flows from investing activities:
Purchase of fixed and intangible assets	(24,320)	(9,896)
Net cash used in investing activities	(24,320)	(9,896)

Cash flows from financing activities:
Proceeds from related party loans, net of payments	109,644	(10,000)
Payments on notes payable	(35,000)	(5,000)
Net cash provided by (used in) financing activities	74,644	(15,000)

Net change in cash	8,348	(15,033)

Cash, beginning of period	2,482	23,318

Cash, end of period	$10,830	$8,285

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,088	$102,187
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debts	$3,649,320	$—
Common stock issued on extinguishment of debts	$—	$1,519,963
Common stock payable on extinguishment of debts	$42,000	$74,486

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

On September 9, 2014, the Company formed Kintari USA Inc., a wholly-owned subsidiary, to market a premium line of scientifically formulated skincare products powered by our patented Invisicare® technology. As part of its strategic focus on revenue generation and creating shareholder value, Kintari USA Inc. products are sold via network marketing.

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on April 15, 2019. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $32,825,517 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company plans to seek additional debt and equity funding but the Company’s ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $10,830 and $2,482 in cash as of September 30, 2019 and December 31, 2018 respectively.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 8 & 10) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s  convertible debt is also stated at a fair value of $4,807,284 since the stated rate of interest approximates market rates.

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

 As of September 30, 2019 and December 31, 2018, the Company had $9,449 and $8,459, respectively, in receivables related to royalty contracts.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2019, the Company had not recorded a reserve for doubtful accounts.

Inventory – Substantially all inventory consists of packing materials  and are valued based upon first-in first-out ("FIFO") cost, not in excess of market. The determination of whether the carrying amount of inventory requires a write-down is based on an evaluation of inventory.

Intangible assets – The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other”. According to this statement, intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test.  Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

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

Stock based compensation expense recognized under ASC 718-10 for the nine months ended September 30, 2019 and 2018 totaled $0 and $0, respectively.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.. Diluted earnings (loss) per share has not been presented for the three and nine months ending September 30, 2019, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 27,228,407 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of September 30, 2019.

Recently issued accounting pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. The adoption of the standard had no impact on our financial position or results of operations for the three and nine months ending September 30, 2019.

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

4.       FIXED ASSETS

Fixed assets consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)
Machinery and equipment	$48,163	$48,163
Furniture and fixtures	535	113,635
Computers, equipment and software	14,818	39,722
Leasehold improvements	12,569	12,569
Lab equipment	11,489	113,461
Total	87,574	327,550
Less: accumulated depreciation	(87,574)	(327,432)
Fixed assets, net of accumulated depreciation	$—	$118

Depreciation expense for the three months ended September 30, 2019 and 2018 was $0 and $59, respectively.

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $118 and $182, respectively.

During the nine months ended September 30, 2019, the Company sold furniture, fixtures and equipment to Ovation Science for $75,000, the assets had been fully depreciated by the Company in prior years and the Company recorded a gain from related party of $75,000 as a result of the sale.

5.       INVENTORY

Inventory consist of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Unaudited)
Shipping and Packing materials	$8,584	$8,611
Finished Goods	1,682	2,687
Raw Materials	—	6,119
Total	$10,265	$17,417

6.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2019, intangible assets total $697,003, net of $523,614 of accumulated amortization.

The Company capitalized $24,318 in patent cost during the nine months ended September 30, 2019.

Amortization expense for the three months ended September 30, 2019 and 2018 was $10,186 and $9,923, respectively.

Amortization expense for the nine months ended September 30, 2019 and 2018 was $29,698 and $28,964, respectively.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2019.

7.       STOCK OPTIONS

The following is a summary of option activity during the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(26,000)	2.00
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2019	135,000	$1.76

As of September 30, 2019, all stock options outstanding are exercisable.

As of September 30, 2019, there were 72,000 stock warrants outstanding and exercisable with a weighted average exercise price of $1.18.

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

During the nine months ending September 30, 2019, the Company executed agreements with an additional noteholder that participated in the Company’s debt offerings. In accordance with the agreement the Company and the investor agreed to settle a total of $42,000 in outstanding principal and $13,574 in accrued interest in exchange for the issuance of 26,038 shares of the Company’s common stock. The Company fair valued the shares issuable on the date the investor signed their agreement and recorded a gain of $48,546 as a result of the settlement.

As of the September 30, 2019, the Company had not yet issued the shares to the investors that executed settlement agreements and has recorded stock payable of $881,322 as a result of the settlement agreements on the accompanying Balance Sheet.

Unsecured debt offering

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. The note was paid in full on September 20, 2019.

As of September 30, 2019, $556,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

9.        RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2019, $109,644 was advanced by an officer.

As of September 30, 2019, $39,399 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 11 for additional details.)

Ovation Science Inc. is a Company 16.5% owned by Terry Howlett our CEO and 16.5% owned by Doreen McMorran our Vice President. Mr. Howlett and Mrs. McMorran also serve as officers to Ovation Science Inc.

During the nine months ended September 30, 2019, the Company sold its polymer laboratory facility furniture, fixtures and equipment to Ovation Science for $75,000, the assets had been fully depreciated by the Company in prior years and the Company recorded a gain from related party of $75,000 as a result of the sale. The sale was approved by the board of directors and Mr. Howlett abstained from voting due to his relationship with Ovation science.

Ovation Science Inc. subleases office space from the Company on a month to month basis. The agreement terms subject to adjustment on a month to month basis. During the nine months ended September 30, 2019 Ovation Science Inc. paid the Company $30,692 in rent.

10.       CONVERTIBLE NOTES PAYABLE

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

As of September 30, 2019 the Company had not yet issued the shares to the investors.

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

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $78 during the nine months ended September 31, 2019. The beneficial conversion feature is valued under the intrinsic value method
	10,000	10,000
Unamortized debt discount	—	(78)
Total, net of unamortized discount	10,000	9,922

On September 30, 2019, the Company renegotiated accrued salaries and interest and outstanding convertible notes for a former employee. Under the terms of the agreements, all outstanding notes totaling $224,064, accrued interest of $119,278, accrued salaries of $7,260 and accrued vacation of $1,473 were converted to a promissory note convertible into common stock with a warrant feature. The promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

	352,075	—
Unamortized debt discount	(267,263)	—
Total, net of unamortized discount	84,812	—

	$304,812	$219,922

 11.       CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party consists of the following:	September 30, 2019	December 31, 2018
Between December 30, 2012 and July 1, 2017, the Company re-negotiated accrued salaries and interest for its officers and several former employees.

As of December 31, 2018, there were $2,688,544 face value unsecured promissory notes are unsecured, due five years from issuance, bearing an interest rate of 10%. At the investor’s option until the repayment date, the notes were convertible to shares of the Company’s common stock at fixed prices between $0.50 and $2.00 per share along with warrants to purchase one share for every two shares issued at the exercise prices between $1.00 and $3.00 per share for three years after the conversion date.

The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $227,314 during the nine months ended September 30, 2019.

On September 30, 2019 all of the convertible notes payable were settled through the issuance of new convertible debts as described below and in Note 9.	$—	$2,688,544
Unamortized debt discount	—	(765,825)
Total, net of unamortized discount	$—	$1,922,718

On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of 110,245 were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.

The Company treated the loan settlement as a debt extinguishment per ASC 470 and recorded a corresponding loss on settlement of debt of $241,969.	$4,235,209	$—
Unamortized debt discount	(3,215,107)	—
Total, net of unamortized discount	$1,020,102	$—

12.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 2,896,689 and 2,896,689 issued and outstanding shares of common stock as of September 30, 2019 and December 31, 2018, respectively.

During the year ending December 31, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and December 31, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,623,875 in outstanding principal and $604,736 in accrued interest in exchange for the issuance of 1,614,305 shares fair valued at $2,053,466. The Company fair valued the shares issuable on the date each investors signed their respective agreement.

During the nine months ending September 30, 2019, the Company executed agreements with an additional noteholder that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreement the Company and the investor agreed to settle a total of $42,000 in outstanding principal and $13,574 in accrued interest in exchange for the issuance of 26,038 shares of the Company’s common stock fair valued at $7,028. The Company fair valued the shares issuable  on the date the investor signed their agreement and recorded a gain of $48,546 as a result of the settlement.

As of the September 30, 2019, the Company had not yet issued the shares to the investors that executed settlement agreements and has recorded stock payable of $2,060,494 as a result of the settlement agreements on the accompanying Balance Sheet.

13.       COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has operating leases for its offices. Future minimum lease payments under the operating leases for the facilities as of September 30, 2019, are as follows:

2019 $12,506

2020 $12,863

Rental expense, resulting from operating lease agreements, approximated $15,293 and $13,720 for the three months ended September 30, 2019 and 2018, respectively.

Rental expense, resulting from operating lease agreements, approximated $45,002 and $40,821 for the nine months ended September 30, 2019 and 2018, respectively.

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

14.       MERGER AGREEMENT

As previously reported, on or about March 26, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin”), and Quoin Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provided that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Quoin (the “Merger”), with Quoin surviving the Merger as a wholly-owned subsidiary of Skinvisible.

On October 17, 2019, Skinvisible entered into a Termination and Release Agreement with Quoin to terminate the Merger Agreement and the aforementioned ancillary agreements and to release each other from liability. The Merger Agreement had a break-up fee of $300,000 payable by Skinvisible upon certain events. The parties decided to be responsible for their own costs and the Termination Agreement specifically voids the break-up fee.

15.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than disclosed below.

License agreement

On October 17, 2019, Skinvisible entered an Exclusive License Agreement in the ordinary course of business with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 (the “License Fee”) and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement will terminate, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020.

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

Recent Developments

As previously reported, on or about March 26, 2018, Skinvisible, Inc. (“Parent” or “Skinvisible”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin”), and Quoin Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provided that, subject to the terms and conditions set forth in the Merger Agreement, Merger Sub will merge with and into Quoin (the “Merger”), with Quoin surviving the Merger as a wholly-owned subsidiary of Skinvisible.

Concurrently with the entry into the Merger Agreement, Terry Howlett (Chief Executive Officer of Parent) and Doreen McMorran (Vice President, Business Development & Marketing of Parent) along with Michael Myers (Chief Executive Officer of the Company) and Denise Carter (Chief Operating Officer of the Company) have executed lock-up agreements (the “Lock-Up Agreements”) relating to sales and certain other dispositions of shares of Common Stock or certain other securities for a period of 180 days after the Closing of the Merger.

In addition, the Merger Agreement also provided that Quoin will execute an agreement with Mr. Howlett, Ms. McMorran and Dr. Roszell (the “Parent Related Party Agreement”) which will provide that within 180 days after the Closing Date the remaining Parent Related Party Indebtedness shall be converted, at the sole election of Quoin, into cash or shares of Quoin Common Stock which are not subject to any contractual restrictions or vesting requirements.

Mr. Howlett and Ms. McMorran have also entered into a Voting and Support Agreement (the “Voting Agreement”), pursuant to which such shareholders have agreed, among other things, to vote all of their Common Shares in favor of the approval of the Merger Agreement at the special meeting of the Parent’s shareholders called to approve the Merger Agreement.

On October 17, 2019, Skinvisible entered into a Termination and Release Agreement with Quoin to terminate the Merger Agreement and the aforementioned ancillary agreements and to release each other from liability. The Merger Agreement had a break-up fee of $300,000 payable by Skinvisible upon certain events. The parties decided to be responsible for their own costs and the Termination Agreement specifically voids the break-up fee.

On October 17, 2019, Skinvisible entered an Exclusive License Agreement in the ordinary course of business with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 (the “License Fee”) and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement will terminate, among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020.

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

With the research and development complete on forty products and numerous patents issued (technology and product patents), we are ready to monetize our investment. Our business model will continue to be to out-license our patented prescription and over-the-counter (“OTC”) products featuring Invisicare to established manufacturers and marketers of brands internationally and to maximize profits from the products we have already out-licensed. We have also formed a commercial subsidiary, Kintari Int. Inc. with subsidiary Kintari USA Inc., in order to take our cosmeceutical and select OTC products with Invisicare to market.

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

Our Cosmeceutical/OTC Product Line

1. DermSafe®, our hand sanitizer formulated with Invisicare® and chlorhexidine gluconate (CHG) has been l has been approved for sale in Canada by Health Canada. DermSafe is an alcohol free hand sanitizer that protects against 99% of all germs. We are currently seeking licensees and/or distributors to begin the sale of DermSafe in Canada and internationally where approved.

2. Our sunscreen is a broad spectrum SPF 30. We completed independent testing to validate our broad spectrum sunscreen claims according to the labeling guidelines of the FDA, which are designed to help reduce the incidents of skin cancer in the U.S. Our claims are as follows:

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

Increasing The Value of Skinvisible’s Pipeline:

We have a pipeline of over forty products which are available for licensing. Testing is conducted in-house generating proof of concept including release of the active ingredient as well as long term shelf life (stability). Additional studies conducted on specific products including skin sensitivity, toxicity and product efficacy are outsourced to FDA compliant laboratories. These studies are critical in attracting potential licensees. Our clinical strategy is to:

▪	Our clinical strategy is to find a partner for our prescription product portfolio. This would allow for a partner to seek FDA approval using the 505b2 pathway for one or more of our products.
▪	Expand the availability of our DermSafe® hand sanitizer in China and other countries internationally. A strategy is being developed along with a larger global strategy to bring DermSafe to the EU and Asia.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended September 30, 2019 was $11,295, a decrease from $18,675 for the same period ended September 30, 2018.

The decrease in revenue for the three months ended September 30, 2019 was mainly due to decreased product sales. We hope to achieve increased revenues for the balance of 2019 and into 2020, as a result of our License Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2019 decreased to $250 from the prior year period when cost of revenues was $3,550.

Our cost of revenues decreased for the three months ended September 30, 2019 over the prior year period because the revenues in 2019 were mainly royalty payments without significant costs associated.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $11,045, as compared with gross profit of $15,125 for the three months ended September 30, 2018.

Operating Expenses

Operating expenses increased to $147,970 for the three months ended September 30, 2019 from $153,761 for the same period ended September 30, 2018.

Our operating expenses for the three months ended September 30, 2019 consisted mainly of salaries and wages of $87,942, audit and accounting of $9,610, rent of $15,292 and amortization of $10,185. In comparison, our operating expenses for the three months ended September 30, 2018 consisted mainly of salaries and wages of $86,442, accounting and audit fees of $14,185, rent of $13,720, and amortization expenses of $9,924.

Other Income/Expenses

We had other expenses of $211,817 for the three months ended September 30, 2019, compared with other income of $774,739 for the three months ended September 30, 2018.

Our other expenses for the three months ended September 30, 2019 consisting primarily of $305,009 in interest expense, offset by other income from related party of $93,192, compared with the three months ended September 30, 2018 which consisted primarily of $251,417 in interest expense offset by a gain on extinguishment of debts of $1,026,156.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $766,000 that have matured. In addition, we also have a number of unsecured promissory notes with an aggregate principal amount of $10,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Income/Net Loss

We recorded a net loss of $348,742 for the three months ended September 30, 2019, as compared with net income of $636,103 for the three months ended September 30, 2018.

Results of Operations for the Nine months Ended September 30, 2019 and 2018

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the nine months ended September 30, 2019 was $32,379, a decrease from $56,591 for the same period ended September 30, 2018.

The decrease in revenue for the nine months ended September 30, 2019 was mainly due to decreased product sales. We hope to achieve increased revenues for the balance of 2019 and into 2020, as a result of our License Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2019 decreased to $7,199 from the prior year period when cost of revenues was $20,470.

Our cost of revenues decreased for the nine months ended September 30, 2019 over the prior year period because the revenues in 2019 were mainly royalty payments without significant costs associated.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $25,180, as compared with gross profit of $36,121 for the nine months ended September 30, 2018.

Operating Expenses

Operating expenses decreased to $447,493 for the nine months ended September 30, 2019 from $480,632 for the same period ended September 30, 2018.

Our operating expenses for the nine months ended September 30, 2019 consisted mainly of salaries and wages of $263,827, audit and accounting of $41,852, rent of $45,002, insurance of $11,471 and amortization and depreciation of $29,815. In comparison, our operating expenses for the nine months ended September 30, 2018 consisted mainly of salaries and wages of $249,427, accounting and audit fees of $55,326, rent of $40,821, and amortization and depreciation expenses of $29,147, insurance of $11,843 and legal fees of $16,627.

Other Income/Expenses

We had other expenses of $852,539 for the nine months ended September 30, 2019, compared with other income of $780,480 for the nine months ended September 30, 2018.

Our other expenses for the nine months ended September 30, 2019 consisting primarily of $710,233 in interest expense, and loss on extinguishment of debts of $247,998, offset by income related party of $105,692, compared with the nine months ended September 30, 2018 which consisted primarily of $595,127 as a result of a gain on the sale of Ovation Science Inc., gain on extinguishment of debts of $999,358 offset mainly by $797,002 in interest expense.

Net Income/Net Loss

We recorded a net loss of $1,274,852 for the nine months ended September 30, 2019, as compared with a net income of $335,969 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had total current assets of $34,689 and total assets in the amount of $208,078. Our total current liabilities as of September 30, 2019 were $2,787,966. We had a working capital deficit of $2,753,277 as of September 30, 2019, compared with a working capital deficit of $5,262,387 as of September 30, 2018.

Operating activities provided $24 in cash for the nine months ended September 30, 2019, as compared with $9,863 of cash for the nine months ended September 30, 2018. Our operating cash flow for the nine months ended September 30, 2019 is mainly the result of our net loss for the period, offset by amortization of debt discount and an increase in accrued interest and accounts payable and accrued liabilities.

We used cash of $24,320 and $9,896 in investing activities for the nine months ended September 30, 2019 and 2018, respectively.

Cash flows provided by financing activities during the nine months ended September 30, 2019 amounted to $32,644, as compared with cash used of $15,000 for the nine months ended September 30, 2019. Our cash flows for the nine months ended September 30, 2019 consisted of proceeds from related party loans offset by repayments on notes payable.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $32,825,517 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2019, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2019, the Company had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2019, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed on April 15, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	December 2,, 2019

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

