Form 10-K
period 2019-12-31
SKINVISIBLE, INC.
filed 2020-05-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

[ ] Large accelerated filer	[ ] Accelerated filer
[ ] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,388,180

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,471,746 common shares as of May 12, 2020

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28

PART I

Item 1. Business

Recent Developments

Merger with Quoin Pharmaceuticals, Inc.

On March 26, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quoin Pharmaceuticals, Inc., a Delaware corporation (the “Company”), and Quoin Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”).

On October 17, 2019, we entered into a Termination and Release Agreement with Quoin to terminate the Merger Agreement and to release each other from liability. The Merger Agreement had a break-up fee of $300,000 payable by us upon certain events. The parties decided to be responsible for their own costs and the Termination Agreement specifically voided the break-up fee.

On October 17, 2019, we entered an Exclusive License Agreement with Quoin pursuant to which we granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to us a license fee of $1,000,000 (the “License Fee”) and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to us upon achieving regulatory approval milestones for certain drug products.

Both Parties continue see the value in a partnership and therefore on May 8, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire now on July 31, 2020.

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

We carry on business primarily through our wholly owned subsidiaries: Skinvisible Pharmaceuticals, Inc. a Nevada corporation.

Patents

We have patents granted in 11 countries, including comprehensive patents on Invisicare, the foundation of all of our products; the United States, and internationally in Canada, Europe (4), China, India, Australia, Hong Kong, and Korea. The Invisicare patents cover manufacturing, composition and use. Additionally, we have been granted product specific patents in the United States for dermal barrier products, sunscreens (photostability of avobenzone), retinoids (stabilization), cationic products and acne products.

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

Trademarks

When developing new products using Invisicare, we file for both patent and trademark protection. We have been granted trademarks in the U.S. and Canada for the following names:

- Skinvisible® w Invisicare® w JUSTCARE® w Work Gluv® w Kintari® w Skinbrella®

Revenue generation: We plan to achieve revenues from a combination of four revenue streams including:

  Research and development fees;
  Upfront license fee;
  Ongoing royalties based on product sales;
  Licensees purchase Invisicare polymers from us. The polymers make up 6-8% of each final product formulation for OTC and cosmetic formulas and less for prescription formulas.

Strategic Growth Opportunities

Our growth strategy is to:

1.	Generate revenue from private label products;

2.	Capitalize on the success of current licensees;

3.	Increase the value of our current pipeline; and

4.	Boost licensing revenues by securing additional licensees globally and develop a robust royalty revenue stream that will finance our future growth.

Private Label Products

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

Capitalize On Current Licensees:

We continue to work diligently with our licensees to ensure they have a smooth manufacturing process, ongoing R&D support and marketing feedback.

Ovation

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a single digit royalty interest on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license.

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

Employees

Currently, we have three employees, including our CEO Terry Howlett.

Subsidiaries

We conduct our operations through our wholly-owned subsidiary, Skinvisible Pharmaceuticals, Inc.

Item 1A. Risk Factors

Risk Factors Associated with Covid 19

The extent to which the coronavirus (“COVID-19”) outbreak impacts our business, results of operations and financial condition will depend on future developments, which cannot be predicted.

The COVID-19 pandemic has caused us to modify our business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities.

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to:

▪	the duration and scope of the pandemic;
▪	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
▪	the actions taken in response to economic disruption;
▪	the impact of business disruptions;
▪	the increase in business failures that we may utilize as industry partners and the customers we serve;
▪	uncertainty as to the impact or staff availability during and post the pandemic; and
▪	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

Even after the coronavirus outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Risks Related to Our Financial Condition and our Business

Our investors may lose their entire investment because our financial status creates a doubt whether we will continue as a going concern.

We do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  The Company anticipates generating revenues through the licensing of its core products and if that is not sufficient we may seek to raise additional operating capital to implement our business plan in an offering of our common stock or debt.  Our company's plan specifies a minimum amount of $500,000 in additional operating capital to operate for the next twelve months. However, there can be no assurance that the revenues generated or that such an offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

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

If we are unable to generate revenues by implementing our business plan, you will lose your entire investment in our company.

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2019 of $33,252,796. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

If our products are not deemed desirable and suitable for purchase and we cannot establish a customer base, we may not be able to generate sufficient revenues, which would result in a failure of the business and a loss of any investment one makes in our company.

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

Our success depends substantially on the performance of our management team and key personnel. Currently, we have three employees, including our CEO Terry Howlett.. Due to the specialized technical nature of our business, we are particularly dependent on our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

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
  operating results below expectations;
  loss of any strategic relationship;
  industry developments;
  economic and other external factors; and
  period to period fluctuations in our financial results.

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

Item 2. Properties

Currently, we do not own any or lease any real estate.

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

The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. An OTCQB equity security generally is any equity that is not listed or traded on a national securities exchange. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2019
Quarter Ended	High $	Low $
December 31, 2019	0.188	0.02
September 30, 2019	0.134	0.012
June 30, 2019	0.33	0.20
March 31, 2019	0.85	0.10

Fiscal Year Ending December 31, 2018
Quarter Ended	High $	Low $
December 31, 2018	0.0253	0.002
September 30, 2018	0.026	0.009
June 30, 2018	0.0241	0.0121
March 31, 2018	0.0503	0.0201

On May 4, 2020, the last sales price per share of our common stock on the OTCQB was $0.09.

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

Holders of Our Common Stock

As of May 6, 2020, we had 4,471,746 shares of our common stock issued and outstanding, held by 252 shareholders of record, other than those held in street name.

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

During the year ending December 31, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and December 31, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,623,875 in outstanding principal and $604,736 in accrued interest in exchange for the issuance of 1,614,305 shares. The Company fair valued the shares issuable on the date each investors signed their respective agreement, as of December 31, 2019 the Company had issued 1,575,057 shares and had 68,097 shares remaining to be issued to the investors, as a result of the transaction and has recorded stock payable of $59,602.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2019.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 200,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2019

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	100,000	$1.51	39,000
Equity compensation plans not approved by security holders	72,200	$1.18	-
Total	172,200	$1.37	-

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

COVID-19

The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict at the present time. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have not observed any noticeable impact on our revenue related to these conditions in the past fiscal year, or through the date of this filing, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe.

In March 2020, we enacted precautionary measures to protect the health and safety of our employees and partners. These measures include closing our office, having employees work from home, and eliminating all travel. While having employees work from home may have a negative impact on efficiency and may result in negligible increases in costs, it does have an impact on our ability to execute on our agreements to deliver our core products.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, partners, or vendors, or on our financial results.

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

Results of Operations for the Years Ended December 31, 2019 and 2018

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the year ended December 31, 2019 was $43,166, a decrease from $69,347 for the year ended December 31, 2018.

The decrease in revenue for year ended December 31, 2019 was mainly due to the lack of product sales with no license fees as in 2018.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2019 decreased to $17,551 from the prior year when cost of revenues was $20,701.

Our cost of revenues decreased for the year ended December 31, 2019 over the prior year period as a result of decreased product sales.

Gross Profit

Gross profit for the year ended December 31, 2019 was $25,615, or approximately 59% of sales. Gross profit for the year ended December 31, 2018 was $48,646, or approximately 70% of sales. Our gross profit margin decreased significantly in 2019 over 2018 as a result of the lack of license fee revenue, which has less costs than product sales.

Operating Expenses

Operating expenses decreased to $565,392 for the year ended December 31, 2019 from $646,581 for the year ended December 31, 2018. Our operating expenses for the year ended December 31, 2019 consisted mainly of accrued salaries and wages of $351,769, depreciation and amortization expenses of $39,616, rent of $29,810, accounting and audit expenses of $52,899. In comparison, our operating expenses for the year ended December 31, 2018 consisted mainly of accrued salaries and wages of $337,369, depreciation and amortization expenses of $38,971, rent of $54,688, accounting and audit expenses of $67,885, transfer agent fees of $11,963 and legal fees of $20,724.

Other Income/Expenses

We had other expense of $1,162,354 for the year ended December 31, 2019, compared with other income of $756,277 for the year ended December 31, 2018. Our other expenses for 2019 are, largely the result of $1,004,756 in interest expense, $247,998 in loss on extinguishment of debt, off-set by $90,400 in other income from related parties. Our other income for 2018 is largely the result of $1,191,315 in the extinguishment of debt and $595,127 on the sale of Ovation, offset mainly by $1,013,162 in interest expense.

We expect to continue to experience high interest payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $762,000 that have matured. In addition, we also have one unsecured promissory notes with an aggregate principal amount of $10,000 that have matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Income/Loss

We recorded net loss for the year ended December 31, 2019 of $1,702,131 compared to net income of $158,342 for the year ended December 31, 2018.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,252,796 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2019, we had total current assets of $16,377 and total assets in the amount of $181,762. Our total current liabilities as of December 31, 2019 were $3,188,929. We had a working capital deficit of $3,172,552 as of December 31, 2019 as compared with a working capital deficit of $4,898,300 as of December 31, 2018. The change in working capital is largely the result of our efforts to convert debt into equity during the year.

Operating activities used $54,138 in cash for the year ended December 31, 2019, as compared with $34,325 for the year ended December 31, 2018. The company’s net loss was the main component of our negative operating cash flow, offset mainly by an increase in accrued interest of $421,364, amortization of debt discount of $857,836 and an increase in accounts payable and accrued liabilities of $354,707.

Cash flows used by investing activities during the year ended December 31, 2019 was $25,190, as compared with $11,511 for the year ended December 31, 2018, as a result of the purchase of intangible assets for 2019 and 2018.

Cash flows provided by financing activities during the year ended December 31, 2019 amounted to $78,144, as compared with $25,000 for the year ended December 31, 2018. Cash flows for the year ended December 31, 2019 consisted of $117,144 in proceeds from related party debt offset by $39,000 paid on notes payable. Cash flows for the year ended December 31, 2018 mainly consisted of $30,000 in proceeds from related party debt, offset by $5,000 in payments on notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2019, there were no off balance sheet arrangements.

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

Distribution and license rights sales – We also recognize revenue from distribution and license rights only when earned (and are amortized over a five-year period), with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2019, the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm, May 14, 2020
F-2	Report of Independent Registered Public Accounting Firm, April 12, 2019
F-3	Consolidated Balance Sheets as of December 31, 2019 and 2018
F-4	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2019 and 2018
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Skinvisible, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Skinvisible, Inc. (the “Company”) as of December 31, 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has minimal revenues, has negative working capital at December 31, 2019, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019

Las Vegas, Nevada

May 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Skinvisible, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Skinvisible, Inc. (the “Company”) as of December 31, 2018 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ AMC Auditing

AMC Auditing
We have served as the Company’s auditor since 2014

Las Vegas, Nevada

April 12, 2019

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash	$1,298	$2,482
Accounts receivable	10,204	8,459
Inventory	—	17,417
Due from related party	—	1,145
Prepaid expense and other current assets	4,875	12,000
Total current assets	16,377	41,503

Fixed assets, net of accumulated depreciation of $0 and $327,432, respectively	—	118
Intangible and other assets:
Patents and trademarks, net of accumulated amortization of $533,415 and $493,918, respectively	165,385	178,767

Total assets	$181,762	$220,388

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$597,291	$944,380
Accounts payable related party	9,274	10,490
Accrued interest payable	491,601	1,169,293
Loans from related party	46,899	40,000
Loans payable	552,000	633,000
Convertible notes payable, net of unamortized debt discount of $254,450 and $78, respectively	317,625	219,922
Convertible notes payable related party, net of unamortized discount of $3,060,970 and $765,825 respectively	1,174,239	1,922,718
Total current liabilities	3,188,929	4,939,803

Total liabilities	3,188,929	4,939,803

Commitments and Contingencies (Note 14)	—	—

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,471,746 and 2,896,689 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	4,472	2,897
Shares payable	59,602	2,053,466
Additional paid-in capital	30,181,555	24,774,887
Accumulated deficit	(33,252,796)	(31,550,665)
Total stockholders' deficit	(3,007,167)	(4,719,415)

Total liabilities and stockholders' deficit	$181,762	$220,388

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2019	December 31, 2018

Revenues	$43,166	$69,347

Cost of revenues	17,551	20,701

Gross profit	25,615	48,646

Operating expenses
Depreciation and amortization	39,616	38,972
Selling general and administrative	525,776	607,609
Total operating expenses	565,392	646,581

Loss from operations	(539,777)	(597,935)

Other income and (expense)
Other income - related party	15,400	4,807
Gain on sale of fixed assets, related party	75,000	—
Interest expense	(1,004,756)	(1,013,162)
Gain on sale of Ovation Science Inc.	—	595,127
Loss on equity method investment	—	(21,810)
Gain (loss) on extinguishment of debt	(247,998)	1,191,315
Total other income (expense)	(1,162,354)	756,277

Net income (loss)	$(1,702,131)	$158,342

Basic income (loss) per common share	$(0.57)	$0.06

Fully diluted income (loss) per common share	$(0.57)	$0.01

Basic weighted average common shares outstanding	3,008,885	2,863,094

Fully diluted weighted average common shares outstanding	3,008,885	30,091,501

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2017	2,737,281	$2,737	$24,884,672	$61,976	$(31,709,007)	$(6,759,622)
Shares issued for accounts payable	95,453	96	136,549	1,991,490	—	2,128,135
Loss on debt modification	—	—	(320,756)	—	—	(320,756)
Shares issued for settlement of debts	63,955	64	74,422		—	74,486
Net income	—	—	—	—	158,342	158,342
Balance, December 31, 2018	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,550,665)	$(4,719,415)
Settlement of debt	—	—	—	7,028	—	7,028
Discount on convertible notes	—	—	3,649,320	—	—	3,649,320
Debt modification	—	—	(241,969)	—	—	(241,969)
Issuance of shares payable	1,575,057	1,575	1,999,317	(2,000,892)	—	—
Net loss	—	—	—	—	(1,702,131)	(1,702,131)
Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2019	December 31, 2018

Cash flows from operating activities:
Net Income (loss)	$(1,702,131)	$158,342
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	39,616	38,972
Gain on sale of Ovation Science Inc.	—	(595,127)
Amortization of debt discount	561,292	487,317
Loss on equity method investment	—	21,810
Imputed interest on Ovation Science loan	—	4,807
(Gain) loss on extinguishment of debt	247,998	(1,191,315)
Inventory write-off	10,265	—
Gain on sale of fixed assets, related party	(75,000)	—
Changes in operating assets and liabilities:
Decrease in inventory	7,152	8,606
Decrease (Increase) in prepaid assets	7,125	(2,000)
Decrease (Increase) in accounts receivable	(1,745)	1,446
Increase in accounts payable and accrued liabilities	354,707	376,713
Decrease in due from related party	1,145	291
Decrease in promissory note from Ovation Science Inc.	—	245,193
Increase in accrued interest	421,364	410,620
Net cash provided (used) by operating activities	(128,212)	(34,325)

Cash flows from investing activities:
Proceeds from sale of fixed assets	75,000	—
Purchase of intangible assets	(26,116)	(11,511)
Net cash used in investing activities	48,884	(11,511)

Cash flows from financing activities:
Proceeds from related party loans, net of payments	117,144	30,000
Payments on notes payable	(39,000)	(5,000)
Net cash provided by (used in) financing activities	78,144	25,000

Net change in cash	(1,184)	(20,836)

Cash, beginning of period	2,482	23,318

Cash, end of period	$1,298	$2,482

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,005	$105,958
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debts	$3,649,320	$—
Common stock issued on extinguishment of debts	$2,000,892	$74,486
Common stock payable on extinguishment of debts	$42,000	$2,053,466

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

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286 which at the time of purchase the Company represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which at the time represented a 37.80% interest in Ovation.

Skinvisible, Inc., together with its subsidiaries, shall herein be collectively referred to as the “Company.”

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with the instructions to Annual Report on Form 10-K and Article 10 of Regulation S-X.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Going concern –   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,252,796 since its inception and requires capital for its contemplated operational and marketing activities to take place. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding but the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

3.       SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Skinvisible Inc. is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

Principles of consolidation – The consolidated financial statements include the accounts of the Company and its subsidiary Skinvisible Pharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $1,298 and $2,482 in cash as of December 31, 2019 and December 31, 2018 respectively.

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

•	Level 1 Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company uses Level 1 measurements to value the transactions when it issues shares, warrants, options and debt with beneficial conversion features.

•	Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments. The Company did not rely on any Level 2 measurements for any of its transactions in the periods included in these financial statements.

•	Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The Company did not rely on any Level 3 measurements for any of its transactions in the periods included in these financial statements.

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

As of December 31, 2019 and December 31, 2018, the Company had $10,204 and $8,459, respectively, in receivables related to royalty contracts.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2019, the Company had not recorded a reserve for doubtful accounts.

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

Stock based compensation expense recognized under ASC 718-10 for the years ended December 31, 2019 and 2018 totaled $0 and $0, respectively.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2019, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 25,317,929 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2019. The shares issuable under each instrument is as follows; 100,000 shares issuable for options, 72,000 shares issuable for warrants, 59,602 shares issuable for shares payable and 25,086,327 shares issuable under convertible notes.

Recently issued accounting pronouncements – In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. ASU 2018-07 is effective for us for annual periods beginning January 1, 2019. The adoption of the standard had no impact on our financial position or results of operations for the year ending December 31, 2019.

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

4.       FIXED ASSETS

Fixed assets consist of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Machinery and equipment	$—	$48,163
Furniture and fixtures	—	113,635
Computers, equipment and software	—	39,722
Leasehold improvements	—	12,569
Lab equipment	—	113,461
Total	—	327,550
Less: accumulated depreciation	—	(327,432
Fixed assets, net of accumulated depreciation	$—	$118

Depreciation expense for the years ended December 31, 2019 and 2018 was $118 and $241, respectively.

During the year ended December 31, 2019, the Company sold furniture, fixtures and lab equipment to Ovation Science, a related party, for $75,000, the assets had been fully depreciated by the Company in prior years and the Company recorded a gain from related party of $75,000 as a result of the sale. All other fixed assets were disposed of prior to December 31, 2019

5.       INVENTORY

Inventory consists of the following as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018

Shipping and Packing materials	$—	$8,611
Finished Goods	—	2,687
Raw Materials	—	6,119
Total	$—	$17,417

 The Company wrote off $10,265 in inventory during the year ending December 31, 2019.

6.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2019, intangible assets total $698,800, net of $533,415 of accumulated amortization. As of December 31, 2018, intangible assets total $672,685, net of $493,918 of accumulated amortization.

The Company capitalized $25,190 in patent cost during the year ended December 31, 2019.

Amortization expense for the years ended December 31, 2019 and 2018 was $39,497 and $38,731, respectively.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2019.

7.       STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended December 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.50

Options granted and assumed	—	—
Options expired	(61,000)	2.25
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2019	100,000	1. 51

As of December 31, 2019, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the year ended December 31, 2018.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.00

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2019	72,200	$1.00

All warrants outstanding as of December 31, 2019 are exercisable.

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

During the year ending December 31, 2018 the Company made principal payments of $5,000 and executed agreements with 41 noteholders that participated in the Company’s debt offerings. In accordance with the agreements the Company and the investors agreed to settle a total of $1,663,875 in outstanding principal and $385,563 in accrued interest in exchange for the issuance of 1,024,719 shares of the Company’s common stock. The Company fair valued the shares issuable on the date each investors signed their respective agreement. As a result of the transaction the Company recorded stock payable of $874,294 and a gain on settlement of debt of $1,175,145. As of December 31, 2019 the Company had issued 982,660 shares and had 42,059 shares remaining to be issued to the investors as a result of the transaction and has a remaining stock payable of $52,574.

During the year ending December 31, 2019, the Company executed agreements with an additional noteholder that participated in the Company’s debt offerings. In accordance with the agreement the Company and the investor agreed to settle a total of $42,000 in outstanding principal and $13,574 in accrued interest in exchange for the issuance of 26,038 shares of the Company’s common stock. The Company fair valued the shares issuable on the date the investor signed their agreement and recorded a gain of $48,546 as a result of the settlement.

As of the December 31, 2019 the Company had not yet issued the shares and as a result of the transaction recorded a stock payable of $7,028.

Unsecured debt offering

On January 27, 2016, the Company entered into a 12% unsecured note payable to an investor and received total proceeds of $33,000. The note was due on May 30, 2016. The note was paid in full on September 20, 2019.

As of December 31, 2019, $552,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

9.        RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, $117,144 was advanced by an officer.

As of December 31, 2019, $46,899 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 11 for additional details.)

During the year ended December 31, 2019, the Company sold its polymer laboratory facility furniture, fixtures and equipment to Ovation Science for $75,000, the assets had been fully depreciated by the Company in prior years and the Company recorded a gain from related party of $75,000 as a result of the sale. The sale was approved by the board of directors and Mr. Howlett abstained from voting due to his relationship with Ovation Science.

Ovation Science Inc. subleased office space from the Company from February 2019 through July 2019.. During the year ended December 31, 2019 Ovation Science Inc. paid the Company $15,400 in rent.

10.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	December 31,	December 31,
	2019	2018

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

During the year ending December 31, 2018, the Company executed agreements with 14 of the noteholders that participated in the Company’s convertible debt offering. In accordance with the agreements the Company and the ivestors agreed to settle a total of $960,000 in outstanding principal and $219,172 in accrued interest in exchange for the issuance of 589,586 shares of the Company’s common stock. The company treated the loan modification as a debt repurchase.

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

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes negotiated on January 27, 2017 to be $2,138. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $78 during the year ended ended December 31, 2019. The beneficial conversion feature is valued under the intrinsic value method	10,000	10,000
Unamortized debt discount	—	(78)
Total, net of unamortized discount	10,000	9,922

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076. The aggregate beneficial conversion feature will be accreted and charged to interest expenses as a financing expense. The beneficial conversion feature is valued under the intrinsic value method.	352,075	—
Unamortized debt discount	(254,450)	—
Total, net of unamortized discount	97,625	—

	$317,625	$219,922

 11.       CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party consists of the following:	December 31, 2019	December 31, 2018
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

The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $227,314 during the year ended December 31, 2019.

On June 30, 2019 all of the convertible notes payable were settled through the issuance of new convertible debts as described below and in Note 9.	$—	$2,688,544
Unamortized debt discount	—	(765,825)
Total, net of unamortized discount	$—	$1,922,718

On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of $110,245 were converted to promissory notes convertible into common stock with a warrant feature. The promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $308,274 during the year ended December 31, 2019.

The Company treated the loan settlement as a debt extinguishment per ASC 470 and recorded a corresponding loss on settlement of debt of $241,969.	$4,235,209	$—
Unamortized debt discount	(3,060,970)	—
Total, net of unamortized discount	$1,174,239	$—

12.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,471,746 and 2,896,689 issued and outstanding shares of common stock as of December 31, 2019 and December 31, 2018, respectively.

During the year ending December 31, 2018, the Company executed agreements with 45 noteholders that participated in the Company’s debt offerings between May 22, 2013 and December 31, 2015. In accordance with the agreements the Company and the investors agreed to settle a total of $2,623,875 in outstanding principal and $604,736 in accrued interest in exchange for the issuance of 1,614,305 shares fair valued at $2,053,466. The Company fair valued the shares issuable on the date each investor signed their respective agreement.

During the year ending December 31, 2019, the Company executed agreements with an additional noteholder that participated in the Company’s debt offerings between May 22, 2013 and September 30, 2015. In accordance with the agreement the Company and the investor agreed to settle a total of $42,000 in outstanding principal and $13,574 in accrued interest in exchange for the issuance of 26,038 shares of the Company’s common stock fair valued at $7,028. The Company fair valued the shares issuable on the date the investor signed their agreement and recorded a gain of $48,546 as a result of the settlement.

As of December 31, 2019 the Company had issued 1,575,057 shares and had 68,097 shares remaining to be issued to the investors as a result of the settlement agreements and has a remaining stock payable of $59,602.

13.    INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $2.8 million as of December 31, 2019 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $13.2 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

As of December 31,	2019	2018
Cumulative tax net operating losses (in millions)	$13.2	$12.7

Deferred tax asset (in millions)	$2.8	$2.7
Valuation allowance (in millions)	(2.8)	(2.7)
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2019, and 2018, the Company had gross federal net operating loss carryforwards of approximately $13.2 million and $12.7 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2019 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2019 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2016-2018 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

14.       COMMITMENTS AND CONTINGENCIES

Lease obligations – The Company has satisfied all lease obligations and has no future lease obligations.

Rental expense, resulting from operating lease agreements, approximated $29,810 and $54,688 for the years ended December 31, 2019 and 2018, respectively.

COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates could change in the future, as new events occur, or additional information is obtained.

15.       MERGER AGREEMENT

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

On October 17, 2019, Skinvisible entered into a Termination and Release Agreement with Quoin to terminate the Merger Agreement and the aforementioned ancillary agreements and to release each other from liability.. The parties decided to be responsible for their own costs and the Termination Agreement specifically voids any break-up fee.

On October 17, 2019, Skinvisible entered a Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement terminated, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire now on July 31, 2020.

16.       SUBSEQUENT EVENTS

License   Agreement with Ovation Science for DermSafe hand sanitizer

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc., a related party, pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a single digit royalty interest on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2019. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines. (iii) inadequate documented policies and procedures to ensure appropriate retention of records and documentation. (iv) inadequate documented policies and procedures of physical safeguards of assets and information technology. (v) inadequate testing and monitoring procedures to test internal controls. (vi) inadequate documented policies and procedures of related to the supervision of operational activities and staff..

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2020: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. (iii) adopt sufficient written policies and procedures for monitoring and testing of internal controls. (iv) adopt sufficient written policies and procedures for supervision of operational activities, physical safeguards and record retention. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers as of December 31, 2019.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	71	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	47	Director

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

Significant Employees

Ms. Doreen McMorran, is head of Business Development. Ms. McMorran brings to the Company almost 20 years of experience in the medical and pharmaceutical industry, specifically in the areas of strategic planning, sales and marketing. She has spent the last seven years selling to international dermatology and skincare focused companies like Procter and Gamble, Johnson & Johnson, Stiefel, Galderma, Novartis and Graceway, to name a few. Ms. McMorran, who holds a Bachelor of Commerce (Honors) degree, spent six years in the pharmaceutical industry with Astra Pharma. Additionally, she has held senior management level positions with a number of healthcare companies, focusing on business development, sales, marketing and operations.

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

Audit Committee

We do not have a separately designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes as needed.

For the fiscal year ending December 31, 2019, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2019 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2019, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2019:

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2019 and 2018.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2019 2018	180,000 180,000	- -	- -	- -	- -	- -	- -	180,0001) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2019 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2018 was $0.

Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $90,000 as of December 31, 2018 into our common stock at $1.00 per share at any time until 2022. If exercised, we also agreed to issue a three-year warrant to Mr. Howlett to purchase an aggregate amount of 45,000 shares of common shares at a strike price of $1.50 per share.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2019.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	34,000	—	—	1.50	2/10/2021	—	—	—	—

The table below summarizes all compensation of our directors as of December 31, 2019.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David St. James	6,000	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

On September 22, 2018, we granted an option to purchase 2,000 shares of our common stock to Mr. St. James. The options have a strike price of $1.75. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $35,497 using the Black-Scholes option pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2020, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	10,886,535 shares	71.2%
Common	David St. James(5)	2,000	Less than 1%
Total of All Directors and Executive Officers:		10,888,535 shares	71.2%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,289,510 shares	69.8%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,471,746 shares of common stock issued and outstanding on April 24. 2020.

(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 11,075,001 shares of common stock held in derivative securities.

(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.

(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,350,510 shares of common stock held in derivative securities.

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

During the year ended December 31, 2019, $57,745 was advanced by Terry Howlett and $59,400 was advanced by Doreen McMorran. As of December 31, 2019, $46,899 in advances remained due to Terry Howlett and Doreen McMorran, and all other related party notes have been extinguished or re-negotiated as convertible notes.

The following table details the notes that are outstanding for Terry Howlett and Doreen McMorran.

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2019
Terry Howlett	June 30, 2019	10%	December 31, 2024	$2,108,519
Terry Howlett	June 30, 2019	10%	December 31, 2024	$68,788
Terry Howlett	December 31, 2019	10%	December 31, 2019	$25,899
				Accrued Interest as of December 31, 2019
Terry Howlett				$109,760

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2019
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$2,004,502
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$53,400
Doreen McMorran	December 31, 2019	10%	December 31, 2019	$21,000
				Accrued Interest as of December 31, 2019
Doreen McMorran				$103,741

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$34,500	$0	$0	$0
2018	$35,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(5)
3.1	Articles of Incorporation (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(6)
10.1	Termination and Release Agreement, dated October 17, 2019(7)
10.2	Promissory Note, dated October 8, 2015(4)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on August 8, 2018
[5]	Incorporated by reference to the Report on Form 8-K filed on March 29, 2018
[6]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
[7]	Incorporated by reference to the Report on Form 8-K filed on October 22, 2019

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
May 14, 2020

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
May 14, 2020

By:	/s/ David St. James
David St. James
Director
May 14, 2020

