Form 10-Q
period 2020-03-31
SKINVISIBLE, INC.
filed 2020-07-06
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,471,746 common shares as of July 6, 2020.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2020 and March 31, 2019 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2020 and 2019 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2020 and 2019 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash	$6,579	$1,298
Accounts receivable	8,409	10,204
Prepaid expense and other current assets	3,250	4,875
Total current assets	18,238	16,377

Patents and trademarks, net of accumulated amortization of $543,135 and $533,415, respectively	156,535	165,385

Total assets	$174,773	$181,762
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$698,294	$597,291
Accounts payable related party	9,274	9,274
Accrued interest payable	626,556	491,601
Loans from related party	68,899	46,899
Loans payable	552,000	552,000
Convertible notes payable	220,000	220,000
Total current liabilities	2,175,023	1,917,065

Convertible notes payable related party, less current maturities, net of unamortized discount of $2,908,507 and $3,060,970 respectively	1,326,702	1,174,239
Convertible notes payable, less current maturities, net of unamortized debt discount of $241,776 and $254,450, respectively	110,299	97,625

Total liabilities	3,612,024	3,188,929

Stockholders' deficit

Common stock; $0.001 par value; 200,000,000 shares authorized; 4,471,746 and 4,471,746 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	4,472	4,472
Shares payable	59,602	59,602
Additional paid-in capital	30,181,555	30,181,555
Accumulated deficit	(33,682,880)	(33,252,796)
Total stockholders' deficit	(3,437,251)	(3,007,167)

Total liabilities and stockholders' deficit	$174,773	$181,762

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019

Revenues (including $7,643 with a related party)	$16,052	$8,367

Cost of revenues	—	376

Gross profit	16,052	7,991

Operating expenses
Depreciation and amortization	9,720	9,651
Selling general and administrative	136,324	144,432
Total operating expenses	146,044	154,083

Loss from operations	(129,992)	(146,092)

Other income and (expense)
Other income - related party	—	5,000
Interest expense	(300,092)	(202,007)
Total other expense	(300,092)	(197,007)

Net loss	$(430,084)	$(343,099)

Basic loss per common share	$(0.10)	$(0.12)

Fully diluted loss per common share	$(0.10)	$(0.12)

Basic weighted average common shares outstanding	4,471,746	2,896,689

Fully diluted weighted average common shares outstanding	4,471,746	2,896,689

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Net loss	—	—	—	—	(430,084)	(430,084)
Balance, March 31, 2020	4,471,746	$4,472	$30,181,555	$59,602	$(33,682,880)	$(3,437,251)

Balance, December 31, 2018	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,550,665)	$(4,719,415)
Net loss	—	—	—	—	(343,099)	(343,099)
Balance, March 31, 2019	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,893,764)	$(5,062,514)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2020	March 31, 2019

Cash flows from operating activities:
Net Loss	$(430,084)	$(343,099)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,720	9,651
Amortization of debt discount	165,137	113,734
Changes in operating assets and liabilities:
Decrease in inventory	—	329
Decrease in prepaid assets	1,625	3,000
Decrease in accounts receivable	1,795	3,406
Increase in accounts payable and accrued liabilities	101,003	83,722
Increase in accrued interest	134,955	83,306
Net cash used in operating activities	(15,849)	(45,951)

Cash flows from investing activities:
Purchase of intangible assets	(870)	(926)
Net cash used in investing activities	(870)	(926)

Cash flows from financing activities:
Proceeds from related party loans, net of payments	22,000	46,400
Net cash provided by financing activities	22,000	46,400

Net change in cash	5,281	(477)

Cash, beginning of period	1,298	2,482

Cash, end of period	$6,579	$2,005

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1,192
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock issued on extinguishment of debts	$—	$—

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on May 14, 2020. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern –   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,682,880 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company's operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere. The spread of COVID-19 has caused a change in the availability of our staff and support services. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates could change in the future, as new events occur, or additional information is obtained

3.       SUMMARY OF SIGNIFICANT POLICIES

This summary of significant accounting policies of Skinvisible Inc. is presented to assist in understanding the Company’s condensed consolidated financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the condensed consolidated financial statements.

Principles of consolidation – The condensed consolidated financial statements include the accounts of the Company and its subsidiary Skinvisible Pharmaceuticals Inc. All significant intercompany balances and transactions have been eliminated.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $6,579 and $1,298 in cash as of March 31, 2020 and December 31, 2019 respectively.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 8) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $4,807,284 since the stated rate of interest approximates market rates.

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

As of March 31, 2020 and March 31, 2019, the Company had $8,409 and $10,204, respectively, in receivables related to royalty contracts.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2020 and December 31, 2019, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2020 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 26,147,998 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of March 31, 2020. The shares issuable under each instrument is as follows; 100,000 shares issuable for options, 60,000 shares issuable for warrants, 59,602 shares issuable for shares payable and 25,928,396 shares issuable under convertible notes. There were 7,506,688 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of March 31, 2019. The shares which were issuable at that date under each instrument were as follows; 135,000 shares issuable for options, 72,000 shares issuable for warrants, 1,614,305 shares issuable for shares payable and 5,685,183 shares issuable under convertible notes.

Recently issued accounting pronouncements – The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2020 intangible assets total $699,670, net of $543,135 of accumulated amortization. As of December 31, 2019, intangible assets total $698,800, net of $533,415 of accumulated amortization.

The Company capitalized $870 in patent cost during the three months ended March 31, 2020.

Amortization expense for the three months ended March 31, 2020 and 2019 was $9,720 and $9,592, respectively.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2020.

5.       STOCK OPTIONS AND WARRANTS

Stock options

The following is a summary of option activity during the three months ended March 31, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	100,000	1. 51

Options granted and assumed	—	—
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2020	100,000	1. 51

The following is a summary of option activity during the three months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(26,000)	2.00
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2019	135,000	$1.76

As of March 31, 2020, all stock options outstanding are exercisable.

Stock warrants

The following is a summary of warrants activity during the the three months ended March 31, 2020

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 201 9	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	(12,200)	1.50
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 20 20	60,000	$1.11

 The following is a summary of warrants activity during the three months ended March 31, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2019	72,200	$1.18

As of March 31, 2020, all stock warrants outstanding are exercisable.

6.       NOTES PAYABLE

Secured debt offering

During the period from May 22, 2013 and December 31, 2018, the Company entered into 9% notes payable to nineteen investors and received proceeds of $552,000. The notes were due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.”

As of March 31, 2020, $552,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.        RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2020, $22,000 was advanced by an officer.

As of December 31, 2019, $68,899 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

License Agreement with Ovation Science for DermSafe hand sanitizer - On February 3, 2020, we entered into a License Agreement with Ovation Science Inc., a related party, pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. The Company earned $7,643 in royalties under the license agreement during the three months ending March 31, 2020.

8.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	20 20	2019
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.

	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The note has reached maturity and is in default.	135,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	135,000	135,000

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock. The note has reached maturity and is in default	20,000	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	20,000	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default	15,000	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	15,000	15,000

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default.	10,000	10,000
Unamortized debt discount	—	—
Total, net of unamortized discount	10,000	10,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $12,674 during the three months ended March 31, 2020 and nil for the three months ended March 31, 2019. The beneficial conversion feature is valued under the intrinsic value method	352,075	352,075
Unamortized debt discount	(241,776)	(254,450)
Total, net of unamortized discount	110,299	97,625

Total Convertible Notes	$330,299	$317,625
Current portion:	220,000	220,000
Total long-term convertible notes	$110,299	$97,625

9.       CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party consists of the following:	March 31, 2020	December 31, 201 9
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $152,463 during the three months ended March 31, 2020 and nil for the three months ended March 31, 2019.
	$4,235,209	$4,235,209
Unamortized debt discount	(2,908,507)	(3,060,970)
Total, net of unamortized discount	$1,326,702	$1,174,239

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,471,746 and 4,471,746 issued and outstanding shares of common stock as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020, and December 31, 2019, the Company had 68,097 shares remaining to be issued to the investors as a result of the settlement agreements and has a remaining stock payable of $59,602.

 11.       LICENSE AGREEMENT

On October 17, 2019, Skinvisible entered an Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement terminated, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire now on July 31, 2020.  As of the date of this filing no payments had been received.

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Recent Developments

License with Quoin Pharmaceuticals, Inc.

On October 17, 2019, Skinvisible entered an Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement terminated, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire now on July 31, 2020.  As of the date of this filing no payments had been received.

License with Ovation Science Inc.

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

Results of Operations for the Three Months Ended March 31, 2020 and 2019

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended March 31, 2020 was $16,052, an increase from $8,367 for the same period ended March 31, 2019.

The increase in revenue for three months ended March 31, 2020 was mainly due to our license agreement with Ovation Science. We hope to generate more revenues from this license and the license with Quoin for the rest of the year.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2020 was $0, compared with the prior year period when cost of revenues was $376.

Our cost of revenues decreased for the three months ended March 31, 2020 over the prior year period because our revenues in 2020 were attributable to our license with Ovation Science.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $16,052 , as compared with gross profit of $7,991 for the three months ended March 31, 2019.

Operating Expenses

Operating expenses decreased to $146,044 for the three months ended March 31, 2020 from $154,083 for the same period ended March 31, 2019.

Our operating expenses for the three months ended March 31, 2020 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $28,870, and amortization of $9,719. In comparison, our operating expenses for the three months ended March 31, 2019 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $22,633, rent of $14,037 and depreciation and amortization of $9,651

Other Expenses

We had other expenses of $300,092 for the three months ended March 31, 2020, compared with other expenses of $197,007 for the three months ended March 31, 2019.

Our other expenses for the three months ended March 31, 2020 consisting entirely of interest expense which includes, interest expense of $134,954 and debt discount amortization of $165,138 ,  compared with the three months ended March 31, 2019 which consisted primarily of $202,007  in interest expense which includes, interest expense of $88,629 and debt discount amortization of $113,378.

Net Loss

We recorded a net loss of $430,084 for the three months ended March 31, 2020, as compared with a net loss of $343,099 for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had total current assets of $18,238 and total assets in the amount of $174,773. Our total current liabilities as of March 31, 2020 were $3,612,024. We had a working capital deficit of $3,593,786 as of March 31, 2020, compared with a working capital deficit of $5,232,674 as of March 31, 2019.

Operating activities used $15,849 in cash for the three months ended March 31, 2020, as compared with $45,951 used for the three months ended March 31, 2019. Our negative operating cash flow for each period was largely the result of our net losses for those periods.

We used cash of $870 and $926 in investing activities for the three months ended March 31, 2020 and 2019, respectively, for the purchase of  intangible assets.

Cash flows provided by financing activities during the three months ended March 31, 2020 amounted to $22,000, as compared with $46,400 for the three months ended March 31, 2020. Our cash flows for the three months ended March 31, 2020 and 2019 consisted of proceeds from related party loans.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $33,682,880 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2020, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2020,  the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020.

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

Skinvisible, Inc.

Date:	July 6, 2020

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

