Form 10-Q/A
period 2020-03-31
SKINVISIBLE, INC.
filed 2020-07-08
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

On May 14, 2020, we filed a Current Report on Form 8-K, (the “Form 8-K”) to indicate our intention to rely on the Securities and Exchange Commission's Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (the "Order") to delay the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the "Quarterly Report") due to circumstances related COVID-19.

Consistent with our statements made in the Form 8-K, we were unable to file our Quarterly Report in a timely manner, and therefore relied on the Order due to circumstances related to COVID-19. We could not file on a timely basis because the spread of COVID-19 has caused a change in the availability of our support services to perform the tasks necessary to complete the review of our financial statements for the quarter ended March 31, 2020.

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

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	July 7, 2020

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

