Form 10-Q
period 2020-06-30
SKINVISIBLE, INC.
filed 2020-08-19
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,471,746 common shares as of August 18, 2020.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2020 and 2019 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three and six months ended June 30, 2020 and 2019 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets
Cash	$35,089	$1,298
Accounts receivable (including $4,370 and nil, from related parties respectively)	14,599	10,204
Prepaid expense and other current assets	6,500	4,875
Total current assets	56,188	16,377

Patents and trademarks, net of accumulated amortization of $553,096 and $533,415, respectively	160,377	165,385

Total assets	$216,565	$181,762
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$759,304	$597,291
Accounts payable related party	11,818	9,274
Accrued interest payable	762,450	491,601
Loans from related party	58,899	46,899
Loans payable	552,000	552,000
Convertible notes payable	220,000	220,000
Total current liabilities	2,364,471	1,917,065

Convertible notes payable related party, net of unamortized discount of $2,756,044 and $3,060,970 respectively	1,479,165	1,174,239
Convertible notes payable, net of unamortized debt discount of $229,102 and $254,450, respectively	122,973	97,625

Total liabilities	3,966,609	3,188,929

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,471,746 and 4,471,746 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	4,472	4,472
Shares payable	59,602	59,602
Additional paid-in capital	30,181,555	30,181,555
Accumulated deficit	(33,995,673)	(33,252,796)
Total stockholders' deficit	(3,750,044)	(3,007,167)

Total liabilities and stockholders' deficit	$216,565	$181,762

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$9,000	$12,617	$17,409	$19,984
Revenues - related party	110,970	100	118,613	1,100
	$119,970	$12,717	$136,022	$21,084

Cost of revenues	—	6,573	—	6,949

Gross profit	119,970	6,144	136,022	14,135

Operating expenses
Depreciation and amortization	9,961	9,979	19,681	19,630
Selling general and administrative	122,771	135,461	259,095	279,893
Total operating expenses	132,732	145,440	278,776	299,523

Loss from operations	(12,762)	(139,296)	(142,754)	(285,388)

Other income and (expense)
Other income - related party	—	12,500	—	12,500
Loss on extinguishment of debt	—	(247,998)	—	(405,224)
Interest expense	(300,031)	(208,217)	(600,123)	(247,998)
Total other expenses	(300,031)	(443,715)	(600,123)	(640,722)

Net loss	$(312,793)	$(583,011)	$(742,877)	$(926,110)

Basic loss per common share	$(0.07)	$(0.21)	$(0.17)	$(0.32)

Fully diluted loss per common share	$(0.07)	$(0.21)	$(0.17)	$(0.32)

Basic weighted average common shares outstanding	4,471,746	2,896,689	4,471,746	2,896,689

Fully diluted weighted average common shares outstanding	4,471,746	2,896,689	4,471,746	2,896,689

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

For the Three and Six months Ended June 30, 2020

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Net loss	—	—	—	—	(430,084)	(430,084)
Balance, March 31, 2020	4,471,746	$4,472	$30,181,555	$59,602	$(33,682,880)	$(3,437,251)
Net loss	—	—	—	—	(312,793)	(312,793)
Balance, June 30, 2020	4,471,746	$4,472	$30,181,555	$59,602	$(33,995,673)	$(3,750,044)

For the Three and Six months Ended June 30, 2019

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,550,665)	$(4,719,415)
Net loss	—	—	—	—	(343,099)	(343,099)
Balance, March 31, 2019	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,893,764)	$(5,062,514)
Settlement of debts	—	—	—	7,028	—	7,028
Beneficial conversion feature on convertible notes issued as settlement on existing payables	—	—	3,649,320	—	—	3,649,320
Beneficial conversion feature repurchase	—	—	(241,969)	—	—	(241,969)
Net loss	—	—	—	—	(583,011)	(583,011)
Balance, June 30, 2019	2,896,689	$2,897	$28,182,238	$2,060,494	$(32,476,775)	$(2,231,146)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2020	June 30, 2019

Cash flows from operating activities:
Net Loss	$(742,877)	$(926,110)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	19,681	19,630
Amortization of debt discount	330,274	227,392
Loss on extinguishment of debt	—	247,998
Changes in operating assets and liabilities:
Decrease in inventory	—	6,902
Decrease (Increase) in prepaid assets	(1,625)	6,000
Increase in accounts receivable	(4,395)	(1,454)
Increase in accounts payable and accrued liabilities	164,557	201,640
Increase in accrued interest	270,849	168,600
Net cash provided (used) by operating activities	36,464	(49,402)

Cash flows from investing activities:
Purchase of intangible assets	(14,673)	(24,319)
Net cash used in investing activities	(14,673)	(24,319)

Cash flows from financing activities:
bank overdraft	—	595
Payments on related party loans	(15,000)	—
Proceeds from related party loans	27,000	70,644
Net cash provided by financing activities	12,000	71,239

Net change in cash	33,791	(2,482)

Cash, beginning of period	1,298	2,482

Cash, end of period	$35,089	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,637
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debt	$—	$3,646,320
Common stock issued on extinguishment of debts	$—	$42,000

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Skinvisible, Inc., (referred to as the “Company”) is focused on the development, manufacture and sales of innovative topical, transdermal and mucosal polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Additionally, the Company’s non-dermatological formulations offer solutions for a broad spectrum of markets including women’s health, pain management, and others. The Company maintains executive and sales offices in Las Vegas, Nevada.

History – The Company was incorporated in Nevada on March 6, 1998, under the name of Microbial Solutions, Inc. The Company underwent a name change on February 26, 1999, when it changed its name to Skinvisible, Inc. The Company’s subsidiary’s name of Manloe Labs, Inc. was also changed to Skinvisible Pharmaceuticals, Inc.

On September 26, 2017, the Company purchased 5,750,000 shares of common stock of Ovation Science Inc. (“Ovation”) for $32,286, which at the time of purchase the Company’s ownership represented 99.9% of the then issued and outstanding common stock. On March 28, 2018 the Company sold its interest in Ovation to officers of the Company for $500,000 which at the time represented a 37.80% interest in Ovation.

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

Going concern –   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $33,995,673 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $35,089 and $1,298 in cash as of June 30, 2020 and December 31, 2019 respectively.

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

Distribution and license rights sales – We also recognize revenue from distribution and license rights when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

The company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2020 and December 31, 2019, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three and six months ending June 30, 2020 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 27,163,307 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of June 30, 2020. The shares issuable under each instrument is as follows; 100,000 shares issuable for options, 60,000 shares issuable for warrants, 59,602 shares issuable for shares payable and 26,943,705 shares issuable under convertible notes. There were 25,931,481 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of June 30, 2019. The shares which were issuable at that date under each instrument were as follows; 135,000 shares issuable for options, 72,000 shares issuable for warrants, 1,614,305 shares issuable for shares payable and 24,110,176 shares issuable under convertible notes.

Recently issued accounting pronouncements – The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2020 intangible assets total $713,473, net of $553,096 of accumulated amortization. As of December 31, 2019, intangible assets total $698,800, net of $533,415 of accumulated amortization. The Company capitalized $14,673 in patent cost during the six months ended June 30, 2020.

Amortization expense for the three months ended June 30, 2020 and 2019 was $9,961 and $9,979, respectively.

Amortization expense for the six months ended June 30, 2020 and 2019 was $19,681 and $19,630, respectively.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2020.

5.       STOCK OPTIONS AND WARRANTS

Stock options

The following is a summary of option activity during the six months ended June 30, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	100,000	1. 51

Options granted and assumed	—	—
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2020	100,000	1. 51

The following is a summary of option activity during the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(26,000)	2.00
Options canceled	—	—
Options exercised	—	—

Balance, June 30, 2019	135,000	$1.76

As of June 30, 2020, all stock options outstanding are exercisable.

Stock warrants

The following is a summary of warrants activity during the six months ended June 30, 2020

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 201 9	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	(12,200)	1.50
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 20 20	60,000	$1.11

 The following is a summary of warrants activity during the six months ended June 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, June 30, 2019	72,200	$1.18

As of June 30, 2020, all stock warrants outstanding are exercisable.

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

As of June 30, 2020, $552,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.        RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2020, $27,000 was advanced by an officer and $15,000 was repaid to another officer.

As of June 30, 2020, $58,899 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

License Agreement with Ovation Science for DermSafe hand sanitizer - On February 3, 2020, we entered into a License Agreement with Ovation Science Inc., a related party, pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a percentage on all net sales on the licensed products subject to adjustment in certain situations plus an extension fee of $100,000 payable in year 3 of the agreement if it chooses to continue the license.

On June 10, 2020, Ovation Science Inc. accelerated the extension fee and paid the Company the $100,000 otherwise due in year 3 and in exchange the Company extended the term of Ovation’s license to 6-years and transferred to Ovation additional rights to its hand sanitizer products and assigned Canadian Identification Numbers 02310589 and 02355558, all DermSafe Trademarks, DermSafe clinical data and the right to patent DermSafe where not currently patented. The Company completed the required assignments during the three months ending June 30, 2020 and recognized $100,000 in revenue, as the license was considered to be functional, and therefore revenue is recognized at a point in time.

The Company earned $3,838 in royalties under the license agreement during the three months ending June 30, 2020.

The Company earned $11,481 in royalties under the license agreement during the six months ending June 30, 2020.

8.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	June 30,	December 31,
	2020	2019
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The note has reached maturity and is in default.	135,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	135,000	135,000

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock. The note has reached maturity and is in default	20,000	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	20,000	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default	15,000	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	15,000	15,000

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default.	10,000	10,000
Unamortized debt discount	—	—
Total, net of unamortized discount	10,000	10,000

On June 30, 2019, the Company renegotiated accrued salaries and interest and outstanding convertible notes for a former employee. Under the terms of the agreements, all outstanding notes totaling $224,064, accrued interest of $119,278, accrued salaries of $7,260 and accrued vacation of $1,473 were converted to a promissory note convertible into common stock with a warrant feature. The convertible promissory  note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method.  The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $25,348 during the six months ended June 30, 2020 and nil for the six months ended June 30, 2019.

The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $12,674 during the three months ended June 30, 2020 and nil for the three months ended June 30, 2019.

	352,075	352,075
Unamortized debt discount	(229,102)	(254,450)
Total, net of unamortized discount	122,973	97,625

Total Convertible Notes	$342,973	$317,625
Current portion:	220,000	220,000
Total long-term convertible notes	$122,973	$97,625

9.       CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party consists of the following:	June 30, 2020	December 31, 201 9

On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of $110,245 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory  notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $304,926 during the six months ended June 30, 2020 and nil for the six months ended June 30, 2019.

The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $152,463 during the three months ended June 30, 2020 and nil for the three months ended June 30, 2019.

	$4,235,209	$4,235,209
Unamortized debt discount	(2,756,044)	(3,060,970)
Total, net of unamortized discount	$1,479,165	$1,174,239

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,471,746 and 4,471,746 issued and outstanding shares of common stock as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020, and December 31, 2019, the Company had 68,097 shares remaining to be issued to the investors as a result of the settlement agreements and has a remaining stock payable of $59,602.

 11.       LICENSE AGREEMENT

On October 17, 2019, Skinvisible entered an Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a royalty percentage on  all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement is subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated on December 31, 2019.  Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement, as amended under the same terms to expire now on September 30, 2020.  As of the date of this filing no payments had been received.

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Recent Developments

License with Quoin Pharmaceuticals, Inc.

On October 17, 2019, Skinvisible entered an Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

The agreement is subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire now on September 30, 2020.  As of the date of this filing no payments had been received.

License with Ovation Science Inc.

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. On  June 10, 2020, the agreement was further amended to provide additonal assignment rights for its hand sanitizer products in exchange for $100,000 which was recognized as revenue during the three months ended June 30, 2020.

Results of Operations for the Three Months Ended June 30, 2020 and 2019

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended June 30, 2020 was $119,970, an increase from $12,717 for the same period ended June 30, 2019.

The increase in revenue for three months ended June 30, 2020 was mainly due to our license agreement with Ovation Science. We hope to generate more revenues from this license and the license with Quoin for the rest of the year.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2020 was $0, compared with the prior year period when cost of revenues was $6,573.

Our cost of revenues decreased for the three months ended June 30, 2020 over the prior year period because our revenues in 2020 were attributable to our license with Ovation Science.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $119,970 , as compared with gross profit of $6,144 for the three months ended June 30, 2019.

Operating Expenses

Operating expenses decreased to $132,732 for the three months ended June 30, 2020 from $145,440 for the same period ended June 30, 2019.

Our operating expenses for the three months ended June 30, 2020 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $16,610, and amortization of $9,962. In comparison, our operating expenses for the three months ended June 30, 2019 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $9,610, rent of $15,673 and depreciation and amortization of $9,979.

Other Expenses

We had other expenses of $300,031 for the three months ended June 30, 2020, compared with other expenses of $443,715 for the three months ended June 30, 2019.

Our other expenses for the three months ended June 30, 2020 consisting entirely of $300,031 in interest expense, which includes interest expense of $134,895 and debt discount amortization of $165,136,  compared with the three months ended June 30, 2019, which consisted primarily of loss on extinguishment of debts of $247,998 and $203,217 in interest expense, which includes interest expense of $88,629 and debt discount amortization of $113,378.

Net Loss

We recorded a net loss of $312,793 for the three months ended June 30, 2020, as compared with a net loss of $583,011 for the three months ended June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2020 and 2019

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the six months ended June 30, 2020 was $136,022, an increase from $21,084 for the same period ended June 30, 2019.

The increase in revenue for six months ended June 30, 2020 was mainly due to our license agreement with Ovation Science. We hope to generate more revenues from this license and the license with Quoin for the rest of the year.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2020 was $0, compared with the prior year period when cost of revenues was $6,949.

Our cost of revenues decreased for the six months ended June 30, 2020 over the prior year period because our revenues in 2020 were attributable to our license with Ovation Science.

Gross Profit

Gross profit for the six months ended June 30, 2020 was $136,022 , as compared with gross profit of $14,135 for the six months ended June 30, 2019.

Operating Expenses

Operating expenses decreased to $278,776 for the six months ended June 30, 2020 from $299,523 for the same period ended June 30, 2019.

Our operating expenses for the six months ended June 30, 2020 consisted mainly of accrued salaries and wages of $175,885, audit and accounting of $45,480, and amortization of $19,681. In comparison, our operating expenses for the six months ended June 30, 2019 consisted mainly of accrued salaries and wages of $175,885, audit and accounting of $32,242, rent of $29,709 and depreciation and amortization of $19,630.

Other Expenses

We had other expenses of $600,123 for the six months ended June 30, 2020, compared with other expenses of $640,722 for the six months ended June 30, 2019.

Our other expenses for the six months ended June 30, 2020 consisting entirely of interest expense which includes, interest expense of $269,849 and debt discount amortization of $330,274 ,  compared with the six months ended June 30, 2019 which consisted primarily of loss on extinguishment of debt of $247,998 and $405,224 in interest expense which includes, interest expense of $177,832 and debt discount amortization of $227,392.

Net Loss

We recorded a net loss of $742,877 for the six months ended June 30, 2020, as compared with a net loss of $926,110 for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had total current assets of $56,188 and total assets in the amount of $216,565. Our total current liabilities as of June 30, 2020 were $2,364,471. We had a working capital deficit of $2,308,283 as of June 30, 2020, compared with a working capital deficit of $1,900,688 as of June 30, 2019.

Operating activities provided $36,464 in cash for the six months ended June 30, 2020, as compared with $49,402 used for the six months ended June 30, 2019. Our positive operating cash flow for the six months ended June 30, 2020 is largely the result of an increase in accrued interest, accounts payable and accrued liabilities, offset mainly by our net loss for the period, compared with the six month ended June 30, 2019, which recorded a negative operating cash flow largely as the result of our net loss for the period.

We used cash of $14,673 and $24,319 in investing activities for the six months ended June 30, 2020 and 2019, respectively, for the purchase of intangible assets.

Cash flows provided by financing activities during the six months ended June 30, 2020 amounted to $12,000, as compared with $71,239 for the six months ended June 30, 2019. Our cash flows for the six months ended June 30, 2020 and 2019 consisted of proceeds from related party loans.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $33,995,673 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of June 30, 2020, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2020,  the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	August 19, 2020

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

