Form 10-Q
period 2020-09-30
SKINVISIBLE, INC.
filed 2020-11-23
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

Yes [ ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of November 20, 2020.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (unaudited);

F-3	Consolidated Statements of Stockholders’ Deficit for the nine months ended September 30, 2020 and 2019 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three and nine months ended September 30, 2020 and 2019 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2020 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	December 31, 2019
ASSETS
Current assets
Cash	$11,819	$1,298
Accounts receivable	10,848	10,204
Prepaid expense and other current assets	3,250	4,875
Total current assets	25,917	16,377

Patents and trademarks, net of accumulated amortization of $557,388 and $533,415, respectively	158,179	165,385

Total assets	$184,096	$181,762
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$842,769	$597,291
Accounts payable related party	12,807	9,274
Accrued interest payable	890,310	491,601
Loans from related party	58,599	46,899
Loans payable	552,000	552,000
Convertible notes payable, current portion	220,000	220,000
Total current liabilities	2,576,485	1,917,065

Convertible notes payable related party, net of unamortized discount of $2,603,581 and $3,060,970 respectively	1,631,628	1,174,239

Convertible notes payable, net of current portion and unamortized debt discount of $216,289 and $254,450, respectively	135,786	97,625

Total liabilities	4,343,899	3,188,929

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 and 4,471,746 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	4,540	4,472
Shares payable	—	59,602
Additional paid-in capital	30,241,089	30,181,555
Accumulated deficit	(34,405,432)	(33,252,796)
Total stockholders' deficit	(4,159,803)	(3,007,167)

Total liabilities and stockholders' deficit	$184,096	$181,762

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Revenues	$4,183	$11,295	$21,592	$31,279
Revenues related party	2,633	—	121,246	1,100

Cost of revenues	—	250	—	7,199

Gross profit	6,816	11,045	142,838	25,180

Operating expenses
Amortization	4,292	10,185	23,973	29,815
Selling general and administrative	121,146	137,785	380,241	417,678
Total operating expenses	125,438	147,970	404,214	447,493

Loss from operations	(118,622)	(136,925)	(261,376)	(422,313)

Other income and (expense)
Other income - related party	—	93,192	—	105,692
Loss on extinguishment of debt	—	—	—	(247,998)
Interest expense	(291,137)	(305,009)	(891,260)	(710,233)
Total other expense	(291,137)	(211,817)	(891,260)	(852,539)

Net loss	$(409,759)	$(348,742)	$(1,152,636)	$(1,274,852)

Basic loss per common share	$(0.09)	$(0.12)	$(0.26)	$(0.44)

Diluted loss per common share	$(0.09)	$(0.12)	$(0.26)	$(0.44)

Basic weighted average common shares outstanding	4,471,746	2,896,689	4,476,468	2,896,689

Diluted weighted average common	4,471,746	2,896,689	4,476,468	2,896,689

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Net loss	—	—	—	—	(430,084)	(430,084)
Balance, March 31, 2020	4,471,746	$4,472	$30,181,555	$59,602	$(33,682,880)	$(3,437,251)
Net loss	—	—	—	—	(312,793)	(312,793)
Balance, June 30, 2020	4,471,746	$4,472	$30,181,555	$59,602	$(33,995,673)	$(3,750,044)
Shares issued for shares payable	68,097	68	59,534	(59,602)	—	—
Net loss	—	—	—	—	(409,759)	(409,759)
Balance, September 30, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,405,432)	$(4,159,803)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,550,665)	$(4,719,415)
Net loss	—	—	—	—	(343,099)	(343,099)
Balance, March 31, 2019	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,893,764)	$(5,062,514)
Settlement of debts	—	—	—	7,028	—	7,028
Beneficial conversion feature on convertible notes issued as settlement on existing payables	—	—	3,649,320	—	—	3,649,320
Beneficial conversion feature repurchase	—	—	(241,969)	—	—	(241,969)
Net loss	—	—	—	—	(583,011)	(583,011)
Balance, June 30, 2019	2,896,689	$2,897	$28,182,238	$2,060,494	$(32,476,775)	$(2,231,146)
Net loss	—	—	—	—	(348,742)	(348,742)
Balance, September 30, 2019	2,896,689	$2,897	$28,182,238	$2,060,494	$(32,825,517)	$(2,579,888)

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net loss	$(1,152,636)	$(1,274,852)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization	23,973	29,816
Amortization of debt discount	495,550	690,886
Gain on extinguishment of debt	—	(34,972)
Changes in operating assets and liabilities:
Decrease in inventory	—	7,152
Decrease in prepaid assets	1,625	9,000
Increase in accounts receivable	(644)	(990)
Increase in accounts payable and accrued liabilities	249,011	253,768
Increase in accrued interest	398,709	278,216
Net cash provided (used) by operating activities	15,588	(41,976)

Cash flows from investing activities:
Purchase of intangible assets	(16,767)	(24,320)
Net cash used in investing activities	(16,767)	(24,320)

Cash flows from financing activities:
Payments on related party loans	(15,300)	(35,000)
Proceeds from related party loans	27,000	109,644
Net cash provided by financing activities	11,700	74,644

Net change in cash	10,521	8,348

Cash, beginning of period	1,298	2,482

Cash, end of period	$11,819	$10,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$17,088
Cash paid for income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debt	$—	$3,646,320
Common stock issued for settlement of shares payable	$59,602	$42,000

 See Accompanying Notes to Condensed Consolidated Financial Statements.

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

Going concern –   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,405,432 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and cash equivalents – For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. There are $11,189 and $1,298 in cash as of September 30, 2020 and December 31, 2019 respectively.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2020 and December 31, 2019, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three and nine months ending September 30, 2020 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 28,167,881 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of September 30, 2020. The shares issuable under each instrument is as follows; 100,000 shares issuable for options, 60,000 shares issuable for warrants, 28,007,881 shares issuable under convertible notes. There were 27,228,407 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of September 30, 2019. The shares which were issuable at that date under each instrument were as follows; 135,000 shares issuable for options, 72,000 shares issuable for warrants, 1,614,305 shares issuable for shares payable and 25,407,102 shares issuable under convertible notes.

Recently issued accounting pronouncements – The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2020 intangible assets total $715,567, net of $557,388 of accumulated amortization. As of December 31, 2019, intangible assets total $698,800, net of $533,415 of accumulated amortization.

The Company capitalized $16,767 in patent cost during the nine months ended September 30, 2020.

Amortization expense for the three months ended September 30, 2020 and 2019 was $4,292 and $10,186, respectively.

Amortization expense for the nine months ended September 30, 2020 and 2019 was $23,973 and $29,698, respectively.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2020.

5.       STOCK OPTIONS AND WARRANTS

Stock options

The following is a summary of option activity during the nine months ended September 30, 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2019	100,000	1. 51

Options granted and assumed	—	—
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2020	100,000	1. 51

The following is a summary of option activity during the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(26,000)	2.00
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2019	135,000	$1.76

As of September 30, 2020, all stock options outstanding are exercisable.

Stock warrants

The following is a summary of warrants activity during the nine months ended September 30, 2020

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 201 9	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	(12,200)	1.50
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2020	60,000	$1.11

 The following is a summary of warrants activity during the nine months ended September 30, 2019.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2019	72,200	$1.18

As of September 30, 2020 , all stock warrants outstanding are exercisable.

6.       NOTES PAYABLE

Secured debt offering

During the period from May 22, 2013 and December 31, 2018, the Company entered into a 9% notes payable to nineteen investors and received proceeds of $552,000. The notes were due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.”

As of September 30, 2020, $552,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.        RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2020, $27,000 was advanced by an officer and $15,300 was repaid to another officer.

As of September 30, 2020, $58,599 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

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

On June 10, 2020, Ovation Science Inc. paid the Company the fee otherwise due in year  3 and in exchange the Company extended the term of Ovation’s license to 6- years and granted Ovation additonal  rights to its hand sanitizer products and  assigned Canadian Identification Numbers 02310589 and 02355558, all DermSafe Trademarks, DermSafe clinical data and the right to patent DermSafe where not  currently patented. In exchange for these rights Ovation paid a $100,000 license fee. The Company completed the required assignments during the nine months ending September 30, 2020 and recognized $100,000 in revenue.

The Company earned $2,633 in royalties under the license agreement during the three months ending September 30, 2020.

The Company earned $14,114 in royalties under the license agreement during the nine months ending September 30, 2020.

The Company sold polymer products to Ovation Science Inc and earned $0 and $7,132 during the three and nine months ending September 30, 2020, respectively

8.       CONVERTIBLE NOTES PAYABLE

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $38,161 during the nine months ended September 30, 2020 and $12,813 for the nine months ended September 30, 2019.

The aggregate beneficial conversion feature has been accreted and charged to interest expenses as a financing expense in the amount of $12,731 during the three months ended September 30, 2020 and $12,813 for the three months ended September 30, 2019.	352,075	352,075
Unamortized debt discount	(216,289)	(254,450)
Total, net of unamortized discount	135,786	97,625

Total Convertible Notes	$355,786	$317,625
Current portion:	220,000	220,000
Total long-term convertible notes	$135,786	$97,625

9.       CONVERTIBLE NOTES PAYABLE RELATED PARTY

Convertible Notes Payable Related Party consists of the following:	September 30, 2020	December 31, 201 9
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been amortized and charged to interest expenses as a financing expense in the amount of $457,389 during the nine months ended September 30, 2020 and 152,463 for the nine months ended September 30, 2019.

The aggregate beneficial conversion feature has been amortized and charged to interest expenses as a financing expense in the amount of $152,463 during the three months ended September 30, 2020 and 152,463 for the three months ended September 30, 2019.	$4,235,209	$4,235,209
Unamortized debt discount	(2,603,581)	(3,060,970)
Total, net of unamortized discount	$1,631,628	$1,174,239

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,471,746 issued and outstanding shares of common stock as of September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, the Company issued 68,097 shares to investors as a result of agreements settled during the year ended December 31, 2019 and recorded as stock payable valued at $59,602.

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

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

License with Ovation Science Inc.

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. On June 10, 2020, the agreement was further amended to provide additonal assignment rights for its hand sanitizer products in exchange for $100,000 which was recognized as revenue during the nine months ended September 30, 2020.

Results of Operations for the Three Months Ended September 30, 2020 and 2019

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the three months ended September 30, 2020 was $6,186, a decrease from $11,295 for the same period ended September 30, 2019.

The decrease in revenue for three months ended September 30, 2020 was mainly due to decreased product sales. We hope to achieve increased revenues for the balance of 2020, as a result of our License Agreement with Quoin Pharmaceuticals, Inc.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2020 was $0, compared with the prior year period when cost of revenues was $250.

Our cost of revenues decreased for the three months ended September 30, 2020 over the prior year period because our revenues in 2020 were attributable to our license with Ovation Science.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $6,816 , as compared with gross profit of $11,045 for the three months ended September 30, 2019.

Operating Expenses

Operating expenses decreased to $125,438 for the three months ended September 30, 2020 from $147,970 for the same period ended September 30, 2019.

Our operating expenses for the three months ended September 30, 2020 consisted mainly of accrued salaries and wages of $87,941, audit and accounting of $9,609, and amortization of $4,292. In comparison, our operating expenses for the three months ended September 30, 2019 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $9,610, rent of $15,673 and depreciation and amortization of $10,185.

Other Expenses

We had other expenses of $291,137 for the three months ended September 30, 2020, compared with other expenses of $211,817 for the three months ended September 30, 2019.

Our other expenses for the three months ended September 30, 2020 consisting entirely of $291,137 in interest expense, which includes interest expense of $125,861 and debt discount amortization of $165,276, compared with the three months ended September 30, 2019 which consisted primarily of $305,009 in interest expense which includes interest expense of $138,059 and debt discount amortization of $166,950, offset by other income from related party of $93,192.

Net Loss

We recorded a net loss of $409,759 for the three months ended September 30, 2020, as compared with a net loss of $348,742 for the three months ended September 30, 2019.

Results of Operations for the Nine Months  Ended September 30, 2020 and 2019

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the nine months ended September 30, 2020 was $142,838, an increase from $32,379 for the same period ended September 30, 2019.

The increase in revenue for nine months ended September 30, 2020 was mainly due to our license agreement with Ovation Science. We hope to generate more revenues from this license and the license with Quoin for the rest of the year.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2020 was $0, compared with the prior year period when cost of revenues was $7,199.

Our cost of revenues decreased for the ninemonths  ended September 30, 2020 over the prior year period because our revenues in 2020 were attributable to our license with Ovation Science.

Gross Profit

Gross profit for the nine months ended September 30, 2020 was $142,838 , as compared with gross profit of $25,180 for the nine months ended September 30, 2019.

Operating Expenses

Operating expenses decreased to $404,214 for the nine months ended September 30, 2020 from $447,493 for the same period ended September 30, 2019.

Our operating expenses for the nine months ended September 30, 2020 consisted mainly of accrued salaries and wages of $263,826, audit and accounting of $55,089, and amortization of $23,973. In comparison, our operating expenses for the nine months ended September 30, 2019 consisted mainly of salaries and wages of $263,827, audit and accounting of $41,852, rent of $45,002, insurance of $11,471 and amortization and depreciation of $29,815

Other Expenses

We had other expenses of $891,260 for the nine months ended September 30, 2020, compared with other expenses of $852,539 for the nine months ended September 30, 2019.

Our other expenses for the nine months ended September 30, 2020 consisting entirely of interest expense which includes, interest expense of $395,710 and debt discount amortization of $495,550, compared with the nine months ended September 30, 2019 which consisted primarily of $710,233 in interest expense which includes, interest expense of $315,973 and debt discount amortization of $394,260  ,   loss on extinguishment of debts of $247,998, offset by income related party of $105,692.

Net Loss

We recorded a net loss of $1,152,636 for the nine months ended September 30, 2020, as compared with a net loss of $1,274,852 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had total current assets of $25,917 and total assets in the amount of $184,096. Our total current liabilities as of September 30, 2020 were $2,576,485. We had a working capital deficit of $2,550,568 as of September 30, 2020, compared with a working capital deficit of $2,753,277 as of September 30, 2019.

Operating activities provided $15,588 in cash for the nine months ended September 30, 2020, as compared with $41,976 used for the nine months ended September 30, 2019. Our positive operating cash flow for the nine months ended September 30, 2020 is largely the result of an increase in accrued interest, accounts payable and accrued liabilities, offset mainly by our net loss for the period, compared with the nine month ended September 30, 2019, which recorded a negative operating cash flow largely as the result of our net loss for the period.

We used cash of $16,767 and $24,320 in investing activities for the nine months ended September 30, 2020 and 2019, respectively, for the purchase of intangible assets.

Cash flows provided by financing activities during the nine months ended September 30, 2020 amounted to $11,700, as compared with $74,644 for the nine months ended September 30, 2019. Our cash flows for the ninemonths  ended September 30, 2020 and 2019 consisted of proceeds from related party loans.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $34,405,432 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2020, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2020,  the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September30, 2020, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed on May 14, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL).
**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date:	November 23, 2020

By: /s/ Terry Howlett Terry Howlett Title: Chief Executive Officer, Chief Financial Officer and Director

