Form 10-K
period 2020-12-31
SKINVISIBLE, INC.
filed 2021-04-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

[ ] Large accelerated filer	[ ] Accelerated filer
[X] Non-accelerated filer	[X] Smaller reporting company
[ ] Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $261,158

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,539,843 common shares as of April 6, 2021

PART IV
Item 15.	Exhibits, Financial Statement Schedules	28

PART I

Item 1. Business

Recent Developments

On October 17, 2019, we entered an Exclusive License Agreement with Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin”)pursuant to which we granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to us a license fee of $1,000,000 (the “License Fee”) and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to us upon achieving regulatory approval milestones for certain drug products.

The agreement is subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire on September 30, 2020  , and on January 27, 2021 the companies agreed to revise the milestone payments due under the agreement and to extend the agreement indefinitely. As of December 31, 2020, we have received $125,000 in licensing fee income per this agreement.

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. On June 10, 2020, the agreement was further amended to provide additional assignment rights for its hand sanitizer products in exchange for $100,000 which was recognized as revenue during the year ended December 31, 2020.

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

The advantage of products formulated with Invisicare is (1) Invisicare’s ability to bind active ingredients (the drug) to the skin, forming a protective bond on the skin, for extended periods of time; (2) Invisicare can deliver targeted levels (high or low) of therapeutic or cosmetic ingredients to the skin in a controlled release; (3) Invisicare can help to reduce the irritation of some active ingredients due to how it controls the slower release of that active ingredient; and (4) Invisicare science proves that it provides a protective skin barrier which helps retain the natural moisture content of the skin, while still allowing it to breathe. These benefits present an excellent opportunity for clear scientific advantages and marketing messages which resonate with physicians and consumers.

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

- Skinvisible® w Invisicare® w JUSTCARE® w Kintari® w Skinbrella®

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

Employees

Currently, we have two employees, including our CEO Terry Howlett.

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

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2020 of $34,700,408. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

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

Our success depends substantially on the performance of our management team and key personnel. Currently, we have three employees, including our CEO Terry Howlett. Due to the specialized technical nature of our business, we are particularly dependent on our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

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

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

Holders of Our Common Stock

As of April 6, 2021, we had 4,539,843 shares of our common stock issued and outstanding, held by 253 shareholders of record, other than those held in street name.

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

During the year ended December 31, 2020, the Company issued 68,097 shares valued at $59,602 to investors in settlement of outstanding stock payable.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2020.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 200,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2020

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	100,000	$1.51	39,000
Equity compensation plans not approved by security holders	60,000	$1.11	-
Total	160,000	$1.31	-

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

Results of Operations for the Years Ended December 31, 2020 and 2019

Revenues

Our revenue from product sales, royalties on patent licenses and license fees (product development fees) for the year ended December 31, 2020 was $275,556, an increase from $43,166 for the year ended December 31, 2019.

The increase in revenue for year ended December 31, 2020 was mainly due to our license agreements with Ovation and Quoin.

Cost of Revenues

Our cost of revenues for the year ended December 31, 2020 decreased to $0 from the prior year when cost of revenues was $17,551.

Our cost of revenues decreased for the year ended December 31, 2020 over the prior year period as a result of decreased product sales and increased license fees that do not have a cost of revenue.

Gross Profit

Gross profit for the year ended December 31, 2020 was $275,556, or 100% of sales. Gross profit for the year ended December 31, 2019 was $25,615, or approximately 60% of sales. Our gross profit margin increased significantly in 2020 over 2019 as a result of the increased license fee revenue, which has no costs verses product sales.

Operating Expenses

Operating expenses decreased to $529,221 for the year ended December 31, 2020 from $565,392 for the year ended December 31, 2019. Our operating expenses for the year ended December 31, 2020 consisted mainly of selling, general and administrative expenses of $497,199 and depreciation and amortization of $32,022. In comparison, our operating expenses for the year ended December 31, 2019 consisted mainly of selling, general and administrative expenses of $525,776 and depreciation and amortization of $39,616.

Other Expenses

We had other expense of $1,193,947 for the year ended December 31, 2020, compared with other expenses of $1,162,354 for the year ended December 31, 2019. Our other expenses for 2020 are the result of interest expense. Our other expenses for 2019 is largely the result of $1,004,756 in interest expense and $247,998 in the extinguishment of debt offset by $90,400 as other related party income.

We expect to experience high debt payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $762,000 that have matured. In addition, we also have one unsecured promissory note with an aggregate principal amount of $10,000 that has matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded net loss for the year ended December 31, 2020 of $1,447,612 compared to net loss of $1,702,131 for the year ended December 31, 2019.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,700,408 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2020, we had total current assets of $50,114 and total assets in the amount of $200,244. Our total current liabilities as of December 31, 2020 were $2,718,985. We had a working capital deficit of $ 2,668,871 as of December 31, 2020 as compared with a working capital deficit of $2,550,568 as of September 30, 2020 and a working capital deficit of $1,900,688 as of December 31, 2019. The change in working capital is largely the result of our efforts to convert debt into equity during the year.

Operating activities used $45,765 in cash for the year ended December 31, 2020, as compared with $128,212 for the year ended December 31, 2019. The company’s net loss was the main component of our negative operating cash flow, offset mainly by an increase in accrued interest of $529,772 amortization of debt discount of $664,174 and an increase in accounts payable and accrued liabilities of $268,206.

Cash flows used by investing activities during the year ended December 31, 2020 was $16,767 as compared with $26,116 for the year ended December 31, 2019, as a result of the purchase of intangible assets for 2019 and 2018.

Cash flows provided by financing activities during the year ended December 31, 2020 amounted to $5,600 as compared with $78,144 for the year ended December 31, 2019. Cash flows for the year ended December 31, 2020 consisted of $26,900 in proceeds from related party debt offset by $21,300 paid on notes payable. Cash flows for the year ended December 31, 2019 mainly consisted of $117,144 in proceeds from related party debt, offset by $39,000 in payments on notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2020, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2020, the Company had not recorded a reserve for doubtful accounts. The Company has $175,000 in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-3	Consolidated Balance Sheets as of December 31, 2020 and 2019
F-4	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2020 and 2019
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
F-7	Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Skinvisible, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinvisible, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative net losses, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As described in Note 3, to the financial statements, the Company recognizes revenue when title to the products are transferred to the customer and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive reasonably assured payments for products sold and delivered.

The principal considerations for our determination that performing procedures relating to revenue recognition as a critical audit matter are the significant judgement by management in determining the nature, timing and extent in the recognition of revenue, this in turn led to significant auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included: 1) evaluating the appropriateness and consistency of management’s methods and assumptions used in identification, recognition, measurement and disclosure of revenue 2) reading contract source documents for each audit selection, including master agreements, and other documents that were part of the agreement 3) testing management's identification and treatment of contract terms 4) Assessing the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions 5) testing the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

Valuation of Intangible Assets

As disclosed in Note 6, to the financial statements, intangible assets are tested for impairment at least annually and has determined that no impairment write-down is considered necessary as of December 31, 2020. Auditing management’s impairment tests of intangible assets was complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of intangible assets.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets as a critical audit matter are the significant judgement by management in determining the nature, timing and extent of the carrying value of intangible assets, this in turn led to significant auditor judgement, subjectivity, and effort in performing procedures and evaluating audit evidence.

Addressing the matter included assessing methodologies and testing the significant assumptions and underlying data used by the Company. We compared the significant assumptions used in the Company’s plan for the next twelve months, as well as revenue and operating margins, to current industry and economic trends, including the impact of COVID-19.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2019.

Basking Ridge, NJ

April 15, 2020

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$35,896	$1,298
Accounts receivable	7,718	10,204
Prepaid expense and other current assets	6,500	4,875
Total current assets	50,114	16,377

Patents and trademarks, net of accumulated amortization of $111,596 and $533,415, respectively	150,130	165,385

Total assets	$200,244	$181,762
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$865,497	$597,291
Accounts payable related party	7,616	9,274
Accrued interest payable	1,021,373	491,601
Loans from related party	52,499	46,899
Loans payable	552,000	552,000
Convertible notes payable, current portion	220,000	220,000
Total current liabilities	2,718,985	1,917,065

Convertible notes payable related party, net of unamortized discount of $2,603,581 and $3,060,970 respectively	1,787,439	1,174,239
Convertible notes payable, net of unamortized debt discount of $216,289 and $254,450, respectively, less current potion	148,599	97,625

Total liabilities	4,655,023	3,188,929

Commitment and contingencies( Note 6)

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 and 4,471,746 shares issued and outstanding at December 31, 2020 and 2019, respectively	4,540	4,472
Shares payable	—	59,602
Additional paid-in capital	30,241,089	30,181,555
Accumulated deficit	(34,700,408)	(33,252,796)
Total stockholders' deficit	(4,454,779)	(3,007,167)

Total liabilities and stockholders' deficit	$200,244	$181,762

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31, 2020	December 31, 2019

Revenues	$152,633	$42,066
Revenues, related party	122,923	1,100

Cost of revenues	—	17,551

Gross profit	275,556	25,615

Operating expenses
Depreciation and amortization	32,022	39,616
Selling general and administrative	497,199	525,776
Total operating expenses	529,221	565,392

Loss from operations	(253,665)	(539,777)

Other income and (expense)
Other income - related party	—	15,400
Gain on sale of fixed assets, related party	—	75,000
Loss on extinguishment of debt	—	(247,998)
Interest expense	(1,193,947)	(1,004,756)
Total other income (expense)	(1,193,947)	(1,162,354)

Net loss before tax provision	(1,447,612)	(1,702,131)
Tax provision	—	—
Net loss	$(1,447,612)	$(1,702,131)

Basic loss per common share	$(0.32)	$(0.59)

Fully diluted loss per common share	$(0.32)	$(0.59)

Basic weighted average common shares outstanding	4,492,398	2,896,689

Fully diluted weighted average common shares outstanding	4,492,398	2,896,689

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2018	2,896,689	$2,897	$24,774,887	$2,053,466	$(31,550,665)	$(4,719,415)
Shares to be issued for settlement of debt	—	—	—	7,028	—	7,028
Discount on convertible notes	—	—	3,649,320	—	—	3,649,320
Debt modification	—	—	(241,969)	—	—	(241,969)
Issuance of shares payable	1,575,057	1,575	1,999,317	(2,000,892)	—	—
Net loss	—	—	—	—	(1,702,131)	(1,702,131)
Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Issuance of shares payable	68,097	68	59,534	(59,602)	—	—
Net loss	—	—	—	—	(1,447,612)	(1,447,612)
Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31, 2020	December 31, 2019

Cash flows from operating activities:
Net loss	$(1,447,612)	$(1,702,131)
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
Depreciation and amortization	32,022	39,616
Amortization of debt discount	664,174	561,292
Loss on extinguishment of debt	—	247,998
Inventory write-off	—	10,265
Gain on sale of fixed assets, related party	—	(75,000)
Changes in operating assets and liabilities:
Decrease in inventory	—	7,152
Decrease (Increase) in prepaid assets	(1,625)	7,125
Decrease (Increase) in accounts receivable	2,486	(1,745)
Increase in accounts payable and accrued liabilities	266,548	354,707
Decrease in due from related party	—	1,145
Increase in accrued interest	529,772	421,364
Net cash provided by (used in) operating activities	45,765	(128,212)

Cash flows from investing activities:
Proceeds from sale of fixed assets	—	75,000
Purchase of fixed and intangible assets	(16,767)	(26,116)
Net cash (used in) provided by investing activities	(16,767)	48,884

Cash flows from financing activities:
Proceeds from related party loans	26,900	117,144
Payments on related party loans	(21,300)	(39,000)
Net cash provided by financing activities	5,600	78,144

Net change in cash	34,598	(1,184)

Cash, beginning of period	1,298	2,482

Cash, end of period	$35,896	$1,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,631	$27,005
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debt	$—	$3,649,320
Common stock issued on extinguishment of debts	$—	$2,000,892
Common stock payable on extinguishment of debts	$—	$42,000
Shares issued to settle shares payable	$59,534	$—

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Going concern –   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2020, the Company had a net loss of $1,447,612 The Company has also incurred cumulative net losses of $34,700,408 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

The Company's operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout the United States and elsewhere. The spread of COVID-19 has caused a change in the availability of our staff and support services. Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this filing. These estimates could change in the future, as new events occur, or additional information is obtained.

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

Revenue recognition – We recognize revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board's (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps be followed in evaluating revenue recognition: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2020 and 2019, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2020 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 30,779,400 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2020. The shares issuable under each instrument is as follows; 100,000 shares issuable for options, 60,000 shares issuable for warrants, 30,619,400 shares issuable under convertible notes. There were 25,317,929 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2019. The shares which were issuable at that date under each instrument were as follows; 100,000 shares issuable for options, 72,000 shares issuable for warrants, 59,602 shares issuable for shares payable and 25,086,327 shares issuable under convertible notes.

Recently issued accounting pronouncements – The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.        RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, $26,900 was advanced by an officer and $21,300 was repaid to another officer.

As of December 31, 2020, $52,499 in advances remained due to officers of the company. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

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

On June 10, 2020, Ovation Science Inc. paid the Company the fee otherwise due in year 3 and in exchange the Company extended the term of Ovation’s license to 6-years and granted Ovation additional rights to its hand sanitizer products and assigned Canadian Identification Numbers 02310589 and 02355558, all DermSafe Trademarks, DermSafe clinical data and the right to patent DermSafe where not currently patented. In exchange for these rights Ovation paid a $100,000 license fee. The Company completed the required assignments during the year ending December 31, 2020 and recognized $100,000 in revenue.

The Company earned $15,860 in royalties under the license agreement during the year ending December 31, 2020.

The Company sold polymer products to Ovation Science Inc and earned $7,132 and 0 as of December 31, 2020 and 2019, respectively.

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	December 31, 2020	December 31, 201 9
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $613,200 during the year ended December 31, 2020 and $308,274 for the year ended December 31, 2019.
	$4,235,209	$4,235,209
Unamortized debt discount	(2,447,770)	(3,060,970)
Total, net of unamortized discount	$1,787,439	$1,174,239

5.       FIXED ASSETS

Depreciation expense for the years ended December 31, 2020 and 2019 was $0 and $119, respectively.

During the year ended December 31, 2019, the Company sold furniture, fixtures and lab equipment to Ovation Science, a related party, for $75,000, the assets had been fully depreciated by the Company in prior years and the Company recorded a gain from related party of $75,000 as a result of the sale.

6.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2020 intangible assets total $261,726, net of $111,596 of accumulated amortization. As of December 31, 2019, intangible assets total $698,800, net of $533,415 of accumulated amortization.

The Company capitalized $16,767 in patent cost during the year ended December 31, 2020.

Amortization expense for the years ended December 31, 2020 and 2019 was $34,056 and $39,497, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2020.

7.       NOTES PAYABLE

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

As of December 31, 2020, $552,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

8.       CONVERTIBLE NOTES PAYABLE

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $50,974 and $25,626 for the years ended December 31, 2020 and 2019, respectively.
	352,075	352,075
Unamortized debt discount	(203,476)	(254,450)
Total, net of unamortized discount	148,599	97,625

Total Convertible Notes	$368,599	$317,625
Current portion:	220,000	220,000
Total long-term convertible notes	$148,599	$97,625

9.    COMMITMENTS AND CONTINGENCIES

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

The agreement is subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated on December 31, 2019. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement, as amended under the same terms to expire on September 30, 2020   and on January 27, 2021 the companies agreed to revise the milestone payments due under the agreement and to extend the agreement indefinitely (See note 13).  As of December 31, 2020 the Company has received $125,000 in licensing fee income per this agreement.

10.    INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $3.0 million as of December 31, 2020 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $14.6 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

As of December 31,	2020	2019
Cumulative tax net operating losses (in millions)	$14.6	$13.2

Deferred tax asset (in millions)	$3.0	$2.8
Valuation allowance (in millions)	(3.0)	(2.8)
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2020, and 2019, the Company had gross federal net operating loss carryforwards of approximately $14.6 million and $13.2 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2020 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2019 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2017-2019 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

11.       STOCK OPTIONS AND WARRANTS

Stock options

The following is a summary of option activity during the years ended December 31, 2019 and 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	161,000	$1.80

Options granted and assumed	—	—
Options expired	(61,000)	2.250
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2019	100,000	1. 51

Options granted and assumed	—	—
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2020	100,000	1.51

As of December 31, 2020, all stock options outstanding are exercisable.

Stock warrants

The following is a summary of warrants activity during the years ended December 31, 2019 and 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2018	72,200	$1.00

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2019	72,200	$1.18

Warrants granted and assumed	—	—
Warrants expired	(12,200)	1.50
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2020	60,000	1.11

As of December 31, 2020 , all stock warrants outstanding are exercisable.

12.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,471,746 issued and outstanding shares of common stock as of December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31, 2020, the Company issued 68,097 shares valued at $59,602 to investors in settlement of outstanding stock payable.

13.       SUBSEQUENT EVENTS

On January 27, 2021 the Company and Quoin agreed to revise the milestone payments due under the Exclusive License Agreement to the following:

(i)       Successful completion of Phase 2 testing: $250,000

(ii)       Successful completion of Phase 3 testing: $500,000

(iii)       Regulatory approval in US: $14,500,000

(iv)       Regulatory approval in EU: $7,250,000

In addition as part the amendment the Companies also agreed to extend the agreement indefinitely.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2020. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2021: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	72	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	48	Director

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

For the fiscal year ending December 31, 2020, the board of directors:

  Reviewed and discussed the audited financial statements with management, and
  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2020 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2020, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2020:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Terry Howlett CEO, CFO & Director
David St. James
Doreen McMorran

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2020 and 2019.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2020 2019	180,000 180,000	- -	- -	- -	- -	- -	- -	180,0001) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2020 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2019 was $0.

Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $270,000 and $90,000 as of December 31, 2020 and 2019 into our common stock at $1.00 per share at any time until 2022. If exercised, we also agreed to issue a three-year warrant to Mr. Howlett to purchase an aggregate amount of 135,000 and 45,000 shares of common shares at a strike price of $1.50 per share for the years ended December 31, 2020 and 2019, respectively.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2020.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Unexercised Options (#)Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Terry Howlett	34,000			$1.50	2/8/21	-	-	-	-

The table below summarizes all compensation of our directors as of December 31, 2020.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David St. James	$6,000	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

All the fees earned or paid in cash and stock options awards granted to Terry Howlett were earned in connection with his service as an executive officer. Mr. Howlett received no compensation for his service as a member of our board of directors.

Mr St. James was paid $6,000 for his services during the year ended December 31, 2020.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 6, 2021, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	11,041,001 shares	71.2%
Common	David St. James(5)	2,000	Less than 1%
Total of All Directors and Executive Officers:		11,043,001 shares	71.2%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,325,510 shares	69.8%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,539,843 shares of common stock issued and outstanding on April 6, 2021.
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 11,041,001 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.

(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,350,510 shares of common stock held in derivative securities.

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

During the year ended December 31, 2019, the Company sold furniture, fixtures and lab equipment to Ovation Science, a related party, for $75,000, the assets had been fully depreciated by the Company in prior years and the Company recorded a gain from related party of $75,000 as a result of the sale. Terry Howlett and Doreen McMorran control Ovation Science.

On February 3, 2020, we entered into a License Agreement with Ovation Science, pursuant to which the Company granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license.

On June 10, 2020, Ovation Science Inc. paid the Company the fee otherwise due in year 3 and in exchange the Company extended the term of Ovation’s license to 6-years and granted Ovation additional rights to its hand sanitizer products and assigned Canadian Identification Numbers 02310589 and 02355558, all DermSafe Trademarks, DermSafe clinical data and the right to patent DermSafe where not currently patented. In exchange for these rights Ovation paid a $100,000 license fee. The Company completed the required assignments during the year ending December 31, 2020 and recognized $100,000 in revenue.

The Company earned $15,861 in royalties under the license agreement during the year ending December 31, 2020.

The Company sold polymer products to Ovation Science Inc and earned $7,132 and 0 as of December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, $27,000 was advanced by Terry Howlett and $400 was repaid to Terry Howlett and $21,000 was repaid to Doreen McMorran.

As of December 31, 2020, $52,499 and $0 in advances remained due to Mr. Howlett and Ms. McMorran, respectively, and all other related party notes have been extinguished or re-negotiated as convertible notes.

The following table details the notes that are outstanding for Terry Howlett and Doreen McMorran.

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2020
Terry Howlett	June 30, 2019	10%	December 31, 2024	$2,108,519
Terry Howlett	June 30, 2019	10%	December 31, 2024	$68,788
Terry Howlett	December 31, 2019	10%	December 31, 2019	$25,899
				Accrued Interest as of December 31, 2020
Terry Howlett				$328,087

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2020
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$2,004,502
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$53,400
Doreen McMorran	December 31, 2019	10%	December 31, 2019	$21,000
				Accrued Interest as of December 31, 2020
Doreen McMorran				$310,095

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2019	$34,500	$0	$0	$0
2020	$35,611	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(7)
4.1	Convertible Promissory Note(4)
4.2	Convertible Promissory Note(5)
10.1	Promissory Note, dated December 17, 2015(8)
10.2	Promissory Note, dated October 8, 2015(8)
10.3	Securities Purchase Agreement(4)
10.4	Securities Purchase Agreement(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on April 20, 2017
[5]	Incorporated by reference to the Report on Form 8-K filed on August 8, 2017
[6]	Incorporated by reference to the Report on Form 8-K filed on March 29, 2018
[7]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
[8]	Incorporated by reference to the Report on Form 10-K filed on April 14, 2016

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
April 15, 2021

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
April 15, 2021

By:	/s/ David St. James
David St. James
Director
April 15, 2021

