Form 10-Q
period 2021-03-31
SKINVISIBLE, INC.
filed 2021-06-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of June 9, 2021

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited);

F-2	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and March 31, 2020 (unaudited);

F-3	Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2021 and 2020 (unaudited);

F-4	Condensed Consolidated Statements of Cash Flow for the three months ended March 31, 2021 and 2020 (unaudited);

F-5	Notes to Condensed Consolidated Financial Statements.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$12,667	$35,896
Accounts receivable	6,500	7,718
Prepaid expense and other current assets	3,250	6,500
Total current assets	22,417	50,114

Patents and trademarks, net	146,329	150,130

Total assets	$168,746	$200,244

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$952,243	$865,497
Accounts payable related party	500	7,616
Accrued interest payable	1,140,282	1,021,373
Derivative liability	40,471	—
Loans from related party	52,499	52,499
Notes payable	552,000	552,000
Convertible notes payable	220,000	220,000
Total current liabilities	2,957,995	2,718,985

Convertible notes payable related party, net of unamortized discount of $2,447,770 and $3,060,970 respectively	1,939,902	1,787,439
Convertible notes payable, net of unamortized debt discount of $203,476 and $54,450, respectively, less current portion	161,133	148,599

Total liabilities	5,059,030	4,655,023

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	4,540	4,540
Shares payable	—	—
Additional paid-in capital	30,241,089	30,241,089
Accumulated deficit	(35,135,913)	(34,700,408)
Total stockholders' deficit	(4,890,284)	(4,454,779)

Total liabilities and stockholders' deficit	$168,746	$200,244

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020

Revenues	$12,051	$16,052

Cost of revenues	3,300	—

Gross profit	8,751	16,052

Operating expenses
Depreciation and amortization	4,251	9,720
Selling general and administrative	115,627	136,324
Total operating expenses	119,878	146,044

Loss from operations	(111,127)	(129,992)

Other expense
Interest expense	(283,907)	(300,092)
Loss on change of derivative liability	(40,471)
Total other expense	(324,378)	(300,092)

Net loss	(435,505)	$(430,084)

Basic loss per common share	(0.10)	$(0.10)

Fully diluted loss per common share	(0.10)	$(0.10)

Basic weighted average common shares outstanding	4,539,843	4,471,746

Fully diluted weighted average common shares outstanding	4,539,843	4,471,746

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)
Net loss	—	—	—	—	(435,505)	(435,505)
Balance, March 31, 2021	4,539,843	$4,540	$30,241,089	$—	$(35,135,193)	$(4,890,284)

Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Net loss	—	—	—	—	(430,084)	(430,084)
Balance, March 31, 2020	4,471,746	$4,472	$30,181,555	$59,602	$(33,682,880)	$(3,437,251)

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2021	March 31, 2020

Cash flows from operating activities:
Net loss	$(435,505)	$(430,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,251	9,720
Amortization of debt discount	164,997	165,137
Loss on change of derivative liability	40,471	—
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	3,250	1,625
Decrease (Increase) in accounts receivable	1,218	1,795
Increase in accounts payable and accrued liabilities	86,746	101,003
Decrease in due from related party	—
Increase in accrued interest	118,909	134,955
Net cash provided used in operating activities	(15,663)	(15,849)

Cash flows from investing activities:
Purchase of fixed and intangible assets	(450)	(870)
Net cash used in investing activities	(450)	(870)

Cash flows from financing activities:
Payments on related party loans	(7,116)	—
Proceeds from related party loans	—	22,000
Net cash provided by (used in) financing activities	(7,116)	22,000

Net change in cash	(23,229)	5,281

Cash, beginning of period	35,896	1,298

Cash, end of period	$12,667	$6,579

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation – The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on April 15, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern –   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2021, the Company had a net loss of $435,505 The Company has also incurred cumulative net losses of $35,135,913 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

COVID-19 Pandemic

In December 2019, an outbreak of a novel strain of coronavirus originated in Wuhan, China (“COVID-19”) and has since spread worldwide, including to the Unites States, posing public health risks that have reached pandemic proportions (the “COVID-19 Pandemic”). The COVID-19 Pandemic poses a threat to the health and economic wellbeing of our employees, customers and vendors. Like most businesses world-wide, the COVID-19 Pandemic has impacted the Company financially; however, management cannot presently predict the scope and severity with which COVID-19 will impact our business, financial condition, results of operations and cash flows.

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

Accounting for Derivatives - The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Binomial lattice pricing model to value the derivative instruments at inception and on subsequent valuation dates.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of financial instruments –The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value since the stated rate of interest approximates market rates.

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

•	Level 1 Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company uses Level 1 measurements to value the transactions when it issues shares, warrants, options and debt with beneficial conversion features.

•	Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments. The Company did not rely on any Level 2 measurements for any of its transactions in the periods included in these financial statements.

•	Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The Company did not rely on any Level 3 measurements for any of its transactions in the periods included in these financial statements.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$40,471	$40,471

As of March 31, 2021, the Company’s used the following assumptions to value the derivative liabilities using the for Binomial-Lattice valuation model. Stock price was $0.11, term 0.50 years, risk-free discount rate of 0.16% and volatility of 110.66%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2020	$—
Change in fair market value of derivative liabilities	40,471
Balance March 31, 2021	$40,471

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2021 and December 31, 2020, the Company had not recorded a reserve for doubtful accounts.

Stock-based compensation - The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Earnings (loss) per share – The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the quarter ending March 31, 2021, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 30,779,400 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of March 31, 2021. The shares issuable under each instrument is as follows; 100,000 shares issuable for options, 60,000 shares issuable for warrants, and 30,619,400 shares issuable under convertible notes.

Recently issued accounting pronouncements – The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2021, intangible assets total $261,726, net of $115,846 of accumulated amortization. As of December 31, 2020, intangible assets total $261,726, net of $111,596 of accumulated amortization.

Amortization expense for the three months ended March 31, 2021 and 2020 was $4,251 and $9,720, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2021.

5.        RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, $0 and $22,000 was advanced by an officer and $7,616 and $0 was repaid, respectively .

As of March 31, 2021 and December 31, 2020, $52,499 and $52,499 in advances remained due to officers of the company, respectively. All other related party notes have been extinguished or re-negotiated as convertible notes.

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	March 31, 2021	December 31, 2020
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $105,880 during the year ended March 31, 2021 and 2020, respectively.	$4,235,209	$4,235,209
Unamortized debt discount	(2,295,307)	(2,447,770)
Total, net of unamortized discount	$1,939,302	$1,787,439

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

As of March 31, 2021, $552,000 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	2021	2020
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of March 31, 2021, the fair value of the derivative is $7,358. The Company determined the derivative was immaterial as of December 31, 2020. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of March 31, 2021, the fair value of the derivative is $24,834. The Company determined the derivative was immaterial as of December 31, 2020. The note has reached maturity and is in default.	135,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	135,000	135,000

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of March 31, 2021, the fair value of the derivative is $3,679. The Company determined the derivative was immaterial as of December 31, 2020. The note has reached maturity and is in default.	20,000	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	20,000	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of March 31, 2021, the fair value of the derivative is $2,759. The Company determined the derivative was immaterial as of December 31, 2020. The note has reached maturity and is in default.	15,000	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	15,000	15,000

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of March 31, 2021, the fair value of the derivative is $1,840. The Company determined the derivative was immaterial as of December 31, 2020 The note has reached maturity and is in default.	10,000	10,000
Unamortized debt discount	—	—
Total, net of unamortized discount	10,000	10,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $12,534 and $12,674 for the three months ended March 31, 2021 and 2020, respectively.	352,075	352,075
Unamortized debt discount	(190,942)	(203,476
Total, net of unamortized discount	161,133	148,599

Total Convertible Notes	$381,133	$368,599
Current portion:	220,000	220,000
Total long-term convertible notes	$161,133	$148,599

The Company determined the derivative liability of the options using the Binomial model. The variables used for the Binomial model as of March 31, 2021 are as listed below:

Risk free interest rate	0.16%
Expected term (years)	.50
Expected volatility	110.66%

8.       COMMITMENTS AND CONTINGENCIES

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

The agreement is subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated on December 31, 2019. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement, as amended under the same terms to expire on September 30, 2020   and on January 27, 2021 the companies agreed to revise the milestone payments due under the agreement and to extend the agreement indefinitely. The milestones have not been reached as of March 31, 2021. The initial licensing fee has not been accrued due to the uncertainty of its collection.

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. On June 10, 2020, the agreement was further amended to provide additional assignment rights for its hand sanitizer products in exchange for $100,000.

9.       STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	100,000	1. 51

Options granted and assumed	—	—
Options expired	—	—
Options canceled	—	—
Options exercised	—	—

Balance, March 31, 2021	100,000	1. 51

As of March 31, 2021, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the year ended March 31, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	60,000	$1.18

Warrants granted and assumed	—	—
Warrants expired	—	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, March 31, 2021	60,000	$1.18

As of March 31, 2021, all stock warrants outstanding are exercisable.

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of March 31, 2021 and December 31, 2020, respectively.

11.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Recent Developments

On October 17, 2019, we entered an Exclusive License Agreement with Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin”) pursuant to which we granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to us a license fee of $1,000,000 (the “License Fee”) and a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to us upon achieving regulatory approval milestones for certain drug products.

The agreement was subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire on September 30, 2020, and on January 27, 2021 the companies agreed to revise the milestone payments due under the agreement and to extend the agreement indefinitely. As of March 31, 2021, we have received $125,000 in licensing fee income per this agreement.

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee of $100,000 payable in year 3 of the agreement if it chooses to continue the license. On June 10, 2020, the company exercised its rights and paid the $100,000 license fee.

Results of Operations for the Three Months Ended March 31, 2021 and 2020

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $12,051 for the three months ended March 31, 2021, a decrease from $16,052 for the same period ended March 31, 2020.

The revenue for both periods was mainly from license fees, but we did have some product sales in the 2021 quarter. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of the year.

Gross Profit

We had $3,300 in cost of revenues for the three months ended March 31, 2021, as compared with no cost of revenues for the same period ended 2020, so our gross profit was $8,751 for the three months ended March 31, 2021, as compared with gross profit of $16,052 for the three months ended March 31, 2020.

We had some product sales resulting in a reduced gross profit for 2021 as compared with 2020. We hope that our gross profit increases in 2021 with more revenues from our licenses with Quoin and Ovation expected for the rest of the year, which do not have a cost of revenue component.

Operating Expenses

Operating expenses decreased to $119,878 for the three months ended March 31, 2021 from $146,044 for the same period ended March 31, 2020.

Our operating expenses for the three months ended March 31, 2021 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $13,610, and amortization of $4,251. In comparison, our operating expenses for the three months ended March 31, 2020 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $28,870, and amortization of $9,719.

Other Expenses

We had other expenses of $324,378 for the three months ended March 31, 2021, as compared with other expenses of $300,092 for the three months ended March 31, 2020. The increase in other expenses was primarily a result of a loss on change od derivative liability in the amount of $40,471.

We expect to experience high debt payments in the future as a result of our outstanding liabilities. Moreover, as of the date of this report, there are a number of secured promissory notes with an aggregate principal amount of approximately $772,000 that have matured. In addition, we also have one unsecured promissory note with an aggregate principal amount of $10,000 that has matured. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

Net Loss

We recorded a net loss of $435,505 for the three months ended March 31, 2021, as compared with a net loss of $430,084 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had total current assets of $22,417 and total assets in the amount of $168,746. Our total current liabilities as of March 31, 2021 were $2,957,995. We had a working capital deficit of $2,935,578 as of March 31, 2021, compared with a working capital deficit of $2,668,871 as of December 31, 2020.

Operating activities used $16,116 in cash for the three months ended March 31, 2021, as compared with $15,849 used for the three months ended March 31, 2020. Our negative operating cash flow for each period was largely the result of our net losses for those periods, offset by adjustments to amortization of debt discount and increases in accrued interest.

We used cash of $0 and $870 in investing activities for the three months ended March 31, 2021 and 2020, respectively, for the purchase of fixed and intangible assets.

Cash flows used by financing activities during the three months ended March 31, 2021 amounted to $7,616, as compared with cash provided of $22,000 for the three months ended March 31, 2021. Our cash flow for the three months ended March 31, 2021 consisted of repayments of related party loans. Our cash flow for the three months ended March 31, 2020 consisted of proceeds from related party loans.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $35,135,913 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2021, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2021, we had not recorded a reserve for doubtful accounts. We have $175,000in convertible notes payable which are secured by the accounts receivable of a license agreement the Company has with Women's Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: June 15, 2021

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

