Form 10-Q
period 2021-09-30
SKINVISIBLE, INC.
filed 2021-11-19
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of November 17, 2021.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited);

F-2	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited);

F-3	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021 and 2020 (unaudited);

F-4	Condensed Consolidated Statements of Cash Flow for the nine months ended September 30, 2021 and 2020 (unaudited);

F-5	Notes to Condensed Consolidated Financial Statements (unaudited).

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2021 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash	$49,223	$35,896
Accounts receivable	5,048	7,718
Prepaid expense and other current assets	3,750	6,500
Total current assets	58,021	50,114

Patents and trademarks, net	157,750	150,130

Total assets	$215,771	$200,244

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,033,900	$865,497
Accounts payable related party	—	7,616
Accrued interest payable	1,310,145	1,021,373
Loans from related party	52,299	52,499
Loans payable	445,600	552,000
Convertible notes payable	155,000	220,000
Derivative liability	111,224	—
Total current liabilities	3,108,168	2,718,985

Convertible notes payable related party, net of unamortized discount of $1,990,381 and $2,447,770 respectively	2,229,828	1,787,439
Convertible notes payable, net of unamortized debt discount of $165,455 and $203,476, respectively	186,620	148,599

Total liabilities	5,524,616	4,655,023

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4,540	4,540
Additional paid-in capital	30,294,394	30,241,089
Accumulated deficit	(35,607,779)	(34,700,408)
Total stockholders' deficit	(5,308,845)	(4,454,779)

Total liabilities and stockholders' deficit	$215,771	$200,244

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Revenue:
Product revenue	$—	$—	$4,316	$7,132
Royalty revenues	3,921	4,183	31,255	14,460
License revenues	107,500	—	375,000	—
Revenues related party	—	2,633	—	121,246

Cost of revenues	—	—	3,300	—

Gross profit	111,421	6,816	407,271	142,838

Operating expenses
Depreciation and amortization	4,696	4,292	13,244	23,973
Selling general and administrative	114,578	121,146	353,487	380,241
Total operating expenses	119,274	125,438	366,731	404,214

Loss from operations	(7,853)	(118,622)	40,540	(261,376)

Other income and (expense)
Interest expense	(294,216)	(291,137)	(886,207)	(891,260)
Change in fair value of derivative liability	79,445	—	(164,529)	—
Gain on settlement of debt	19,272	—	102,825	—
Total other income (expense)	(195,499)	(291,137)	(947,911)	(891,260)

Loss from operations before income taxes	(203,352)	(409,759)	(907,371)	(1,152,636)

Provision for income taxes	—	—	—	—

Net loss	$(203,352)	$(409,759)	$(907,371)	$(1,152,636)

Basic loss per common share	$(0.04)	$(0.09)	$(0.20)	$(0.26)

Fully diluted loss per common share	$(0.04)	$(0.09)	$(0.20)	$(0.26)

Basic weighted average common shares outstanding	4,539,843	4,471,746	4,539,843	4,476,468

Fully diluted weighted average common shares outstanding	4,539,843	4,471,746	4,539,843	4,476,468

See Accompanying Notes to Condensed Consolidated Financial Statements

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)
Net loss	—	—	—	—	(435,505)	(435,505)
Balance, March 31, 2021	4,539,843	4,540	30,241,089	—	(35,135,913)	(4,890,284)
Derivative liability reclassified to APIC	—	—	53,305	—	—	53,305
Net loss	—	—	—	—	(268,514)	(268,514)
Balance, June 30, 2021	4,539,843	4,540	30,294,394	—	(35,404,427)	(5,105,493)
Net loss	—	—	—	—	(203,352)	(203,352)
Balance, September 30, 2021	4,539,843	4,540	30,294,394	—	(35,607,779)	(5,308,845)

Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Net loss	—	—	—	—	(430,084)	(430,084)
Balance, March 31, 2020	4,471,746	4,472	30,181,555	59,602	(33,682,880)	(3,437,251)
Net loss	—	—	—	—	(312,793)	(312,793)
Balance, June 30, 2020	4,471,746	4,472	30,181,555	59,602	(33,995,673)	(3,750,044)
Shares issued for shares payable	68,097	68	59,534	(59,602)	—	—
Net loss	—	—	—	—	(409,759)	(409,759)
Balance, September 30, 2020	4,539,843	4,540	30,241,089	—	(34,405,432)	(4,159,803)

See Accompanying Notes to Condensed Consolidated Financial Statements

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2021	September 30, 2020

Cash flows from operating activities:
Net loss	$(907,371)	$(1,152,636)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash interest expense	102,825	—
Amortization of patents and trademarks	13,244	23,973
Amortization of debt discount	495,410	495,550
Gain on settlement of debt	(102,825)	—
Loss on change in derivative liability	164,529	—
Changes in operating assets and liabilities:
Decrease in prepaid assets	2,750	1,625
Decrease (Increase) in accounts receivable	2,670	(644)
Increase in accounts payable and accrued liabilities	168,403	249,011
Decrease in due from related party	(7,616)	—
Increase in accrued interest	288,772	398,709
Net cash provided used in operating activities	220,791	15,588

Cash flows from investing activities:
Purchase of fixed and intangible assets	(20,864)	(16,767)
Net cash used in investing activities	(20,864)	(16,767)

Cash flows from financing activities:
Payments on related party loans	(200)	(15,300)
Proceeds from related party loans	—	27,000
Payments on convertible notes payable	(65,000)	—
Payments on loans payable	(106,400)	—
Payments on convertible notes payable - related party	(15,000)
Net cash provided by (used in) financing activities	(186,600)	11,700

Net change in cash	13,327	10,521

Cash, beginning of period	35,896	1,298

Cash, end of period	$49,223	$11,819

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Common stock payable on extinguishment of debts	$—	$59,602

See Accompanying Notes to Condensed Consolidated Financial Statements

SKINVISIBLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2021, the Company had a net loss of $907,371. The Company has also incurred cumulative net losses of $35,607,779 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raise  substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments and short-term instruments with original maturities of three months or less to be cash equivalents. As of September 30, 2021 and December 31, 2020 the Company had no cash equivalents.

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $4,727,284 since the stated rate of interest approximates market rates.

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

•	Level 1 Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company uses Level 1 measurements to value the transactions when it issues shares, warrants, options and debt with beneficial conversion features.

•	Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments. The Company did not rely on any Level 2 measurements for any of its transactions in the periods included in these financial statements.

•	Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The Company did not rely on any Level 3 measurements for any of its transactions in the periods included in these financial statements.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Liabilities
Derivative Financial Instruments	$—	$—	$111,224	$111,224

As of September 30, 2021, the Company’s used the following assumptions to value the derivative liabilities using the for Binomial-Lattice valuation model. Stock price was $0.11, term 0.25 years, risk-free discount rate of 0.05% and volatility of 344.11%

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Amount
Balance December 31, 2020	$—
Derivative reclassified to additional paid in capital	(53,305)
Change in fair market value of derivative liabilities	164,529
Balance September 30, 2021	$111,224

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

Distribution and license rights sales – We also recognize revenue from distribution and license rights when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments. Revenue from distribution and license rights is recognized immediately meeting milestones and once collection is substantially probable.

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the Company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2021 and December 31, 2020, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the nine months ending September 30, 2021 and 2020, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 30,689,400 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of September 30, 2021.  The shares issuable under each instrument is as follows; 30,000 shares issuable for options, 40,000 shares issuable for warrants, and 30,619,400 shares issuable under convertible notes.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the Company’s financial statements

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2021, intangible assets total $157,750, net of $124,840 of accumulated amortization. As of December 31, 2020, intangible assets total $150,130, net of $111,596 of accumulated amortization.

Amortization expense for the nine months ended September 30, 2021 and 2020 was $13,244 and $23,973, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2021.

5.        RELATED PARTY TRANSACTIONS

Loans From Related Party

During the nine months ended September 30, 2021 and 2020, $0 and $27,000 was advanced by an officer and $200 and $15,300 was repaid, respectively .

As of September 30, 2021 and December 31, 2020, $52,299 and $52,499 in advances remained due to officers of the company, respectively. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	September 30, 2021	December 31, 2020
On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of $110,245 were converted to promissory notes convertible into common stock with a warrant feature. During the three months ended September 30, 2021, the Company made a $15,000 payment toward the principal balance of the note. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $457,389 and $457,389 during the nine months ended September 30, 2021 and 2020, respectively.	$4,220,209	$4,235,209
Unamortized debt discount	(1,990,381)	(2,447,770)
Total, net of unamortized discount	$2,229,828	$1,787,439

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

During the nine months ended September 30, 2021, the Company entered to settlement agreements to settle various notes. As part of the settlement the principal balance of the note was settled for cash and all interest due through the date of settlement was forgiven. As of September 30, 2021, the Company has recorded a gain on settlement of the debt of $64,673 associated with the settlement of $41,400 of principal. As of September 30, 2021, $445,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	September 30,	December 31,
	2021	2020
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of September 30, 2021, the fair value of the derivative is $28,703. The Company determined the derivative was immaterial as of December 31, 2020. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. After the first anniversary of the note, at the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock at a variable conversion price of 90% of the average trading price of the common stock during the five (5) trading day period ending on the latest complete trading day prior to the conversion date.. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The note has reached maturity and is in default. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. During the three months ended June 30, 2021, the Company made payments of $50,000 on the balance of the note. The fair value of the embedded derivative associated with the payments was $43,305 and was recorded to additional paid in capital. As of September 30, 2021, the fair value of the derivative is $60,994. The Company determined the derivative was immaterial as of December 31, 2020. The note has reached maturity and is now in default, under the notes default provisions the entire balance is now due upon demand. During the nine months ended September 30, 2021, the Company entered into a settlement agreements to settle the note. As part of the settlement an initial payment of $50,000 was made on the principal balance of the note and all interest due through the date of settlement was forgiven. As of September 30, 2021, the Company has recorded a gain on settlement of the debt of $34,320 associated with the settlement and the note had a balance of $85,000 as of September 30, 2021.

	85,000	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	85,000	135,000

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest was due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of September 30, 2021, the fair value of the derivative is $14,351. The Company determined the derivative was immaterial as of December 31, 2020. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	20,000	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	20,000	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest was due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. The fair value of the embedded derivative associated with the payments was $10,000 and was recorded to additional paid in capital. On April 15, 2021, the Company entered into a settlement agreements to settle the note. As part of the settlement an initial payment of $15,000 was made on the principal balance of the note and all interest due through the date of settlement was forgiven. As of September 30, 2021, the Company has recorded a gain on settlement of the debt of $3,832 associated with the settlement of the note.	—	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	—	15,000

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The note has reached maturity and is in default. The Company evaluated the conversion feature of the note and concluded that it represents an embedded derivative. As of September 30, 2021, the fair value of the derivative is $7,176. The Company determined the derivative was immaterial as of December 31, 2020. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	10,000	10,000
Unamortized debt discount	—	—
Total, net of unamortized discount	10,000	10,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $38,201 and $12,731 for the nine months ended September 30, 2021 and 2020, respectively.	352,075	352,075
Unamortized debt discount	(165,455)	(203,476)
Total, net of unamortized discount	186,620	148,599

Total Convertible Notes	$341,620	$368,599
Current portion:	155,000	220,000
Total long-term convertible notes	$186,620	$148,599

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USO $1,000,000) (''License Fee''). To date, Licensee has paid three hundred ninety-two thousand five hundred US dollars (USD $392,500) of this fee as part of the First Half Payment of the License Fee, $125,000 of which was paid in the year ending December 31, 2020 and $375,000 in the nine months ended September 30, 2021. The balance due of the First Half Payment is one hundred seven thousand five hundred US dollars (USD $107,500) which was received on July 7, 2021. A further payment of two hundred and fifty thousand dollars ($250,000) is due no later than ten (10) business days after receipt by Licensee of additional funding from Altium Capital which coincides with the approval from the SEC on Quoin’s merger with a NASDAQ listed company. On October 28, 2021 Quoin completed a merger with Cellect Biotechnology, Ltd. and completed a securities purchase agreement with Altium Capital. The remaining balance of two hundred and fifty thousand dollars ($250,000) will be paid on December 31, 2021.

As of September 30, 2021 the Company has recognized $510,800 under the agreement including $385,800 during the nine months ended September 30, 2021.

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

9.       STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	100,000	1.51

Options granted and assumed	—	—
Options expired	(70,000)	—
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2021	30,000	1.51

As of September 30, 2021, all stock options outstanding are exercisable.

Stock warrants -

The following is a summary of warrants activity during the nine months ended September 30, 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	60,000	$1.11

Warrants granted and assumed	—	—
Warrants expired	(20,000)	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, September 30, 2021	40,000	$1.17

As of September 30, 2021, all stock warrants outstanding are exercisable.

 10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of September 30, 2021 and December 31, 2020, respectively.

11.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USO $1,000,000) (''License Fee''). To date, Licensee has paid three hundred ninety-two thousand five hundred US dollars (USD $392,500) of this fee as part of the First Half Payment of the License Fee. The balance due of the First Half Payment is one hundred seven thousand five hundred US dollars (USD $107,500) which was received on July 7. A further payment of two hundred and fifty thousand dollars ($250,000) is due no later than ten (10) business days after receipt by Licensee of additional funding from Altium Capital which coincides with the approval from the SEC on Quoin’s merger with a NASDAQ listed company, which closed in October. The remaining balance of two hundred and fifty thousand dollars ($250,000) will be paid on December 31, 2021.

Additionally, the milestones in the initial agreement were changed as shown below:

(i)       Successful completion of Phase 2 testing: $0

(ii)       Successful completion of Phase 3 testing: $0

(iii)       Regulatory approval in either 1· the US or EU, whichever happens first: $5,000,000

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $111,421 for the three months ended September 30, 2021, an increase from $6,816 for the same period ended September 30, 2020. Our revenue was $410,571 for the nine months ended September 30, 2021, an increase from $142,838 for the same period ended September 30, 2020.

The revenue for both periods in 2021 was mainly from license fees with Quoin and the revenue for both periods in 2020 was mainly from license fees with Ovation. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of the year.

Gross Profit

We had $3,300 in cost of revenues for the nine months ended September 30, 2021, no cost of revenues for the three months ended September 30, 2021, and no cost of revenues for the three and nine months ended September 30, 2020, so our gross profit was $111,421 and $407,271 for the three and nine months ended September 30, 2021, respectively, as compared with gross profit of $6,816 and $142,838 for the three and nine months ended September 30, 2020, respectively.

We had some product sales resulting in a reduced gross profit for 2021 as compared with 2020. Our gross profit increased in 2021 due to more revenues from our licenses with Quoin and Ovation expected for the rest of the year, which do not have a cost of revenue component.

Operating Expenses

Operating expenses increased to $119,274 for the three months ended September 30, 2021 from $125,438 for the same period ended September 30, 2020. Operating expenses decreased to $366,731 for the nine months ended September 30, 2021 from $404,214 for the same period ended September 30, 2020.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the nine months ended September 30, 2021 consisted mainly of accrued salaries and wages of $243,826, audit and accounting of $43,102. In comparison, our selling general and administrative expenses for the nine months ended September 30, 2020 consisted mainly of accrued salaries and wages of $263,827 and audit and accounting of $55,089.

Other Expenses

We had other expenses of $195,499 for the three months ended September 30, 2021, as compared with other expenses of $291,137 for the three months ended September 30, 2020. We had other expenses of $947,911 for the nine months ended September 30, 2021, as compared with other expenses of $891,260 for the nine months ended September 30, 2020.

Our other expenses for the three months ended September 30, 2021 consisted mainly of interest expense and a loss on the changes in derivative liability, offset by a gain on the settlement of debt. Our other expenses for the nine months ended September 30, 2021 consisted mainly of interest expense and a loss on the changes in derivative liability, offset by a gain on the settlement of debt. Our other expenses for the nine months ended September 30, 2020 consisted mainly of a loss on the settlement of debt and interest expense.

Net Loss

We recorded a net loss of $203,352 for the three months ended September 30, 2021, as compared with a net loss of $409,759 for the three months ended September 30, 2020. We recorded a net loss of $907,371 for the nine months ended September 30, 2021, as compared with a net loss of $1,152,636 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had total current assets of $58,021 and total assets in the amount of $215,771. Our total current liabilities as of September 30, 2021 were $3,108,168. We had a working capital deficit of $3,050,147 as of September 30, 2021, compared with a working capital deficit of $2,668,871 as of December 31, 2020.

Operating activities provided $220,791 in cash for the nine months ended September 30, 2021, as compared with $15,588 provided for the nine months ended September 30, 2020. Our positive operating cash flow for each period was largely the result of the amortization of debt discount and changes in accounts payable and accrued liabilities and accrued interest.

We used cash of $20,864 and $16,767 in investing activities for the nine months ended September 30, 2021 and 2020, respectively, for the purchase of fixed and intangible assets.

Cash flows used by financing activities during the nine months ended September 30, 2021 amounted to $186,600, as compared with cash provided of $11,700 for the nine months ended September 30, 2020. Our negative financing cash flow for the nine months ended September 30, 2021 resulted from the repayments of debt. Our positive financing cash flow for the nine months ended September 30, 2020 consisted of proceeds from related party loans, offset by repayments on the same.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $35,607,779 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2021, there were no off balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Recently Issued Accounting Pronouncements

In August 2020, FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity; Own Equity (“ASU 2020-06”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Among other changes, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity, and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued  for  fiscal  years  beginning  after  December  15,  2021,  and  interim  periods  within  those  fiscal  years,  with  early  adoption permitted, but only at the beginning of the fiscal year. The Company is currently evaluating the impact the adoption of ASU 2020-06 will have on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2021, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed on April 15, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: November 19, 2021

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

