Form 10-K
period 2021-12-31
SKINVISIBLE, INC.
filed 2022-03-31
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $694,465

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,539,843 common shares as of March 22, 2022

1

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

The agreement was subject to termination, if among other things, 50% of the license fee is not paid by December 31, 2019 and if the full License Fee is not paid by March 31, 2020. No payments were made by Quoin and the agreement was terminated. Both Parties subsequently determined that they continue to see the value in a partnership and therefore on May 8, 2020 and again on July 31, 2020 the companies agreed to extend the Exclusive License Agreement under the same terms to expire on December 31, 2020, and on January 27, 2021 the companies agreed to revise the milestone payments due under the agreement and to extend the agreement indefinitely.

On June 14, 2021, the Company entered into an amendment to change the terms of the license Fee as shown below.

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USO $1,000,000) (''License Fee''). To date, Licensee has paid three hundred ninety-two thousand five hundred US dollars (USD $392,500) of this fee as part of the First Half Payment of the License Fee. The balance due of the First Half Payment is one hundred seven thousand five hundred US dollars (USD $107,500) which was received on July 7. A further payment of two hundred and fifty thousand dollars ($250,000) is due no later than ten (10) business days after receipt by Licensee of additional funding from Altium Capital which coincides with the approval from the SEC on Quoin’s merger with a NASDAQ listed company, which closed in October. The remaining balance of two hundred and fifty thousand dollars ($250,000) was still outstanding as of December 31, 2021 .

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

Risks Related to Our Financial Condition and our Business

We have outstanding secured and other debt that has matured and we have not paid off, which could negatively affect our ability to continue as a going concern.

We expect to experience high debt payments in the future as a result of our outstanding secured and unsecured liabilities. During the year ended December 31, 2021, we entered to settlement agreements to settle various notes. As part of the settlement the principal balance of the notes were settled for cash and all interest due through the date of settlement was forgiven. As of December 31, 2021, the Company has recorded a gain on settlement of the debt of $109,688 associated with the settlement of $298,400 of principal. As of December 31, 2021, $443,600 of the outstanding secured notes payable are past due and in default and have been classified as current notes payable. We also have $40,000  in outstanding unsecured notes that are past due. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

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

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2021 of $35,773,161. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

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

Holders of Our Common Stock

As of March 22, 2022, we had 4,539,843 shares of our common stock issued and outstanding, held by 252 shareholders of record, other than those held in street name.

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

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2021.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 200,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2021

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	100,000	$1.51	39,000
Equity compensation plans not approved by security holders	60,000	$1.11	—
Total	160,000	$1.31	—

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

Results of Operations for the Years Ended December 31, 2021 and 2020

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $663,426 for the year ended December 31, 2021, an increase from $275,566 for the same period ended December 31, 2020.

The revenue for 2021 was mainly from license fees with Quoin and the revenue for 2020 was mainly from license fees with Ovation. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2022.

Gross Profit

We had $3,300 in cost of revenues for the year ended December 31, 2021, as compared with no cost of revenues for the year ended December 31, 2020, so our gross profit was $660,126, or 99% of sales for 2021 and $275,556, or 100% of sales for 2020, respectively.

We had some product sales resulting in a increased gross profit for 2021 as compared with 2020. Our gross profit increased in 2021 due to more revenues from our licenses with Quoin and Ovation, and we hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2022, which do not have a cost of revenue component.

Operating Expenses

Operating expenses decreased to $472,046 for the year ended December 31, 2021 from $529,221 for the same period ended December 31, 2020.

Our operating expenses for the year ended December 31, 2021 consisted of selling, general and administrative expenses of $454,107 and depreciation and amortization of $17,939. In comparison, our operating expenses for the year ended December 31, 2020 consisted mainly of selling, general and administrative expenses of $497,199 and depreciation and amortization of $32,022.

Other Expenses

We had other expenses of $1,260,833 for the year ended December 31, 2021, as compared with other expenses of $1,193,947 for the year ended December 31, 2020.

Our other expenses for the year ended December 31, 2021 consisted of interest expense and a loss on the changes in derivative liability, offset by a gain on the settlement of debt. Our other expenses for the year ended December 31, 2020 consisted of interest expense.

Net Loss

We recorded a net loss of $1,072,753 for the year ended December 31, 2021, as compared with a net loss of $1,447,612 for the year ended December 31, 2020.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $35,773,161 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2021, we had total current assets of $74,244 and total assets in the amount of $227,299. Our total current liabilities as of December 31, 2021 were $3,061,293. We had a working capital deficit of $2,987,049 as of December 31, 2021, compared with a working capital deficit of $2,668,871 as of December 31, 2020.

Operating activities provided $374,605 in cash for the year ended December 31, 2021, as compared with $45,765 used for the year ended December 31, 2020. Our positive operating cash flow for 2021 was largely the result of the amortization of debt discount, loss on derivative liabilities, and an increase in accrued interest, offset mainly by our net loss for the year. For 2020, our net loss was the main component of our negative operating cash flow, offset mainly by an increase in accrued interest, amortization of debt discount and an increase in accounts payable and accrued liabilities.

We used cash of $20,864 and $16,767 in investing activities for the year ended December 31, 2021 and 2020, respectively, for the purchase of fixed and intangible assets.

Cash flows used by financing activities during the year ended December 31, 2021 used $323,600, as compared with cash provided of $5,600 for the year ended December 31, 2020. Our negative financing cash flow for the year ended December 31, 2021 resulted from the repayments of debt. Cash flows for the year ended December 31, 2020 consisted of $26,900 in proceeds from related party debt offset by $21,300 paid on notes payable.

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

Off Balance Sheet Arrangements

As of December 31, 2021, there were no off balance sheet arrangements.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of December 31, 2021 and 2020
F-4	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
F-5	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2021 and 2020
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
F-7	Notes to Consolidated Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Skinvisible,Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinvisible, Inc. (the Company), which comprise the balance sheet as of December 31, 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United Sates) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we were required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. According we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluation of the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has not generated any revenues since inception and sustained a net loss of $1,072,753 for the year under audit and has accumulated losses of $35,773,161. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

We have served as the Company’s auditor since 2021.
Auditor ID: 6285

blaze@griesandassociates.com 501 S. Cherry Street Suite 1100, Denver, Colorado 80246 (O)720-464-2875 (M)773-255-5631 (F)720-222-5846

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

Basking Ridge, NJ

April 15, 2020

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$66,037	$35,896
Accounts receivable	82	7,718
Prepaid expense and other current assets	8,125	6,500
Total current assets	74,244	50,114

Patents and trademarks, net	153,055	150,130

Total assets	$227,299	$200,244
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,039,663	$865,497
Accounts payable related party	—	7,616
Accrued interest payable	1,475,067	1,021,373
Loans from related party	27,299	52,499
Loans payable	433,600	552,000
Convertible notes payable	40,000	220,000
Derivative liability	45,664
Total current liabilities	3,061,293	2,718,985

Convertible notes payable related party, net of unamortized discount of $1,837,918 and 2,447,770 respectively	2,382,291	1,787,439
Convertible notes payable, net of unamortized debt discount of $152,642 and $203,476, respectively	199,433	148,599

Total liabilities	5,643,017	4,655,023

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at December 31, 2021 and 2020, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,241,089
Accumulated deficit	(35,773,161)	(34,700,408)
Total stockholders' deficit	(5,415,716)	(4,454,779)

Total liabilities and stockholders' deficit	$227,301	$200,244

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years Ended
	December 31, 2021	December 31, 2020

Revenues	$663,426	$152,633
Revenues related party	—	122,923

Cost of revenues	3,300	—

Gross profit	660,126	275,556

Operating expenses
Depreciation and amortization	17,939	32,022
Selling general and administrative	454,107	497,199
Total operating expenses	472,046	529,221

Loss from operations	188,080	(253,665)

Other income and (expense)
Interest expense	(1,213,043)	(1,193,947)
Loss on change in derivative liability	(157,478)	—
Gain/(loss) on settlement of debt	109,688	—
Total other income (expense)	(1,260,833)	(1,193,947)

Net income (loss)	$(1,072,753)	$(1,447,612)

Basic income (loss) per common share	$(0.24)	$(0.32)

Fully diluted income (loss) per common share	$(0.24)	$(0.32)

Basic weighted average common shares outstanding	4,539,843	4,492,398

Fully diluted weighted average common shares outstanding	4,539,843	4,492,398

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2019	4,471,746	$4,472	$30,181,555	$59,602	$(33,252,796)	$(3,007,167)
Issuance of shares payable	v68,097	$68	$59,534	$(59,602)	$—	—
Net loss	—	—	—	—	(1,447,612)	(1,447,612)
Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)
Derivative liability written off to APIC	—	—	111,816	—	—	111,816
Net loss	—	—	—	—	(1,072,753)	(1,072,753)
Balance, December 31, 2021	4,539,843	4,540	30,352,905	—	(35,773,161)	(5,415,716)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years ended
	December 31, 2021	December 31, 2020

Cash flows from operating activities:
Net Income (loss)	$(1,072,753)	$(1,447,612)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	17,939	32,022
Amortization of debt discount	645,686	664,174
Gain/(loss) on settlement of debt	(109,688)
Loss on change in derivative liability	157,478
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	(1,625)	(1,625)
Decrease (Increase) in accounts receivable	7,636	2,486
Increase in accounts payable and accrued liabilities	174,166	266,548
Decrease in due from related party	(7,616)	—
Increase in accrued interest	563,382	529,772
Net cash provided used in operating activities	374,605	45,765

Cash flows from investing activities:
Purchase of fixed and intangible assets	(20,864)	(16,767)
Net cash used in investing activities	(20,864)	(16,767)

Cash flows from financing activities:
Payments on related party loans	(25,200)	(21,300)
Proceeds from related party loans	—	26,900
Payments on loans payable	(180,000)
Payments on convertible notes payable	(118,400)

Net cash provided by (used in) financing activities	(323,600)	5,600

Net change in cash	30,141	34,598

Cash, beginning of period	35,896	1,298

Cash, end of period	$66,037	$35,896

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$12,631
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debt	$—	$—
Common stock issued on extinguishment of debts	$—	$—
Common stock payable on extinguishment of debts	$—	$59,602

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2021, the Company had a net loss of $1,072,753. The Company has also incurred cumulative net losses of $35,773,161 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 8) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $4,572,284 since the stated rate of interest approximates market rates.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2021 and 2020, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2021 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 23,341,462 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2021 The shares issuable under each instrument is as follows; 30,000 shares issuable for options, 40,000 shares issuable for warrants, 23,271,462 shares issuable under convertible notes.

Recently issued accounting pronouncements – The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.        RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, $25,200 in advances were repaid to an officer of the Company.

As of December 31, 2021, $27,299 in advances remained due to officers of the Company.

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	December 31, 2021	December 31, 2020
On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of $110,245 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $609,200 during the year ended December 31, 2021 and $613,200 for the year ended December 31, 2020. The Company made payments toward the principal balance of the notes of $15,000 and $0 for the years ended December 31, 2021 and 2020, respectively.	$4,220,209	$4,235,209
Unamortized debt discount	(1,837,918)	(2,447,770)
Total, net of unamortized discount	$2,382,291	$1,787,439

5.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2021 intangible assets total $153,591, net of $129,535 of accumulated amortization. As of December 31, 2020, intangible assets total $150,130, net of $111,596 of accumulated amortization.

The Company capitalized $20,864 and $16,767 in patent cost during the years ended December 31, 2021 and 2020, respectively and had amortization expense for the years ended December 31, 2021 and 2020 was $17,939 and $34,056, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2021.

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

During the year ended December 31, 2021, the Company entered to settlement agreements to settle various notes. As part of the settlement the principal balance of the note was settled for cash and all interest due through the date of settlement was forgiven. As of December 31, 2021, the Company has recorded a gain on settlement of the debt of $67,828 associated with the settlement of $118,400 of principal. As of December 31, 2021, $443,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	December 31,	December 31,
	2021	2020
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

On October 26, 2015 the Company issued a $135,000 face value 9% unsecured notes payable to investors, due October 26, 2017. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. During the year ended December 31, 2021, the note was paid in full.	—	135,000
Unamortized debt discount	—	—
Total, net of unamortized discount	—	135,000

On February 17, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $20,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on February 17, 2018. The note is convertible at any time following 90 days after the issuance date at noteholders option into shares of our common stock at a variable conversion price of 90% of the average five day market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. The holder’s ability to convert the note, however, is limited in that it will not be permitted to convert any portion of the note if the number of shares of our common stock beneficially owned by the holder and its affiliates, together with the number of shares of our common stock issuable upon any full or partial conversion, would exceed 4.99% of the Company’s outstanding shares of common stock. During the year ended December 31, 2021, the note was paid in full.	—	20,000
Unamortized debt discount	—	—
Total, net of unamortized discount	—	20,000

On August 11, 2016, the Company entered into a convertible promissory note pursuant to which it borrowed $15,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on August 11, 2018. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. During the year ended December 31, 2021, the note was paid in full.	—	15,000
Unamortized debt discount	—	—
Total, net of unamortized discount	—	15,000

On January 27, 2017, the Company entered into a convertible promissory note pursuant to which it borrowed $10,000. Interest under the convertible promissory note is 9% per annum, and the principal and all accrued but unpaid interest is due on January 27, 2019. The note is convertible into shares of our common stock at a variable conversion price of 90% of the average market price of our common stock during the 5 trading days prior to the notice of conversion, subject to adjustment as described in the note. During the year ended December 31, 2021, the note was paid in full.	—	10,000
Unamortized debt discount	—	—
Total, net of unamortized discount	—	10,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $51,252 and $50,974 for the years ended December 31, 2021 and 2020, respectively.	352,075	352,075
Unamortized debt discount	(152,642)	(203,476)
Total, net of unamortized discount	199,433	148,599
Total Convertible Notes	$239,433	$368,599
Current portion:	40,000	220,000
Total long-term convertible notes	$199,433	$148,599

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USO $1,000,000) (''License Fee''). To date, Licensee has paid three hundred ninety-two thousand five hundred US dollars (USD $392,500) of this fee as part of the First Half Payment of the License Fee, $125,000 of which was paid in the year ending December 31, 2020 and $375,000 in the nine months ended September 30, 2021. The balance due of the First Half Payment is one hundred seven thousand five hundred US dollars (USD $107,500) which was received on July 7, 2021. A further payment of two hundred and fifty thousand dollars ($250,000) is due no later than ten (10) business days after receipt by Licensee of additional funding from Altium Capital which coincides with the approval from the SEC on Quoin’s merger with a NASDAQ listed company. On October 28, 2021 Quoin completed a merger with Cellect Biotechnology, Ltd. And completed a securities purchase agreement with Altium Capital. The remaining balance of two hundred and fifty thousand dollars ($250,000) is still outstanding as of December 31, 2021.

As of December 31, 2021 the Company has recognized $750,000 under the agreement including $635,800 during the year ended December 31, 2021. The balance of licensing fee has not yet been recognized as it is not yet probable that substantially all of the consideration will be collected.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $3.3 million as of December 31, 2021 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $15.7 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

As of December 31,	2021	2020
Cumulative tax net operating losses (in millions)	$15.7	$14.6

Deferred tax asset (in millions)	$3.3	$3.0
Valuation allowance (in millions)	(3.3)	(3.0)
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2021, and 2020, the Company had gross federal net operating loss carryforwards of approximately $15.6 million and $14.6 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2021 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2021 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2018-2020 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10.       STOCK OPTIONS AND WARRANTS

Stock options

The following is a summary of option activity during the years ended December 31, 2021 and 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	100,000	1.51

Options granted and assumed	—	—
Options expired	(70,000)	—
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2021	30,000	1.51

As of December 31, 2021, all stock options outstanding are exercisable.

Stock warrants

The following is a summary of warrants activity during the years ended December 31, 2021 and 2020.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2020	60,000	$1.11

Warrants granted and assumed	—	—
Warrants expired	(60,000)	—
Warrants canceled	—	—
Warrants exercised	—	—

Balance, December 31, 2021	—	$—

11.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of December 31, 2021 and 2020, respectively.

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2021 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On January 7, 2022, Prager Metis CPAs, LLC (the “Former Accountant”) declined to stand for reappointment as our independent registered public accounting firm and, on January 12, 2022, we engaged Gries and Associates, LLC (the “New Accountant”) as our independent registered public accounting firm. The engagement of the New Accountant was approved by our Board of Directors.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2021. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2022: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

For the fiscal year ending December 31, 2021, the board of directors:

1.  Reviewed and discussed the audited financial statements with management, and

2.  Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2021 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2021, all filings were timely made.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2021 and 2020.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2021 2020	180,000 180,000	—	—	—	—	—	—	180,0001) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2021 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2020 was $0.

Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $450,000 and $270,000 as of December 31, 2021 and 2020 into our common stock at $1.00 per share at any time until 2022. If exercised, we also agreed to issue a three-year warrant to Mr. Howlett to purchase an aggregate amount of 135,000 and 45,000 shares of common shares at a strike price of $1.50 per share for the years ended December 31, 2021 and 2020, respectively.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards as of December 31, 2021.

The table below summarizes all compensation of our directors as of December 31, 2021.

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

Mr St. James was paid $6,000 for his services during the year ended December 31, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 22, 2022, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	11,041,001 shares	71.2%
Common	David St. James(5)	2,000	Less than 1%
Total of All Directors and Executive Officers:		11,043,001 shares	71.2%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,325,510 shares	69.8%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,539,843 shares of common stock issued and outstanding on March 22, 2022.
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 11,041,001 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.

(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,350,510 shares of common stock held in derivative securities.

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

The Company earned $2,458 and $15,861 in royalties under the license agreement during the years ending December 31, 2021 and 2020, respectively.

The Company sold polymer products to Ovation Science Inc and earned $2,458 and $7,132 as of December 31, 2021 and 2020, respectively.

During the year ended December 31, 2020, $27,000 was advanced by Terry Howlett and $400 was repaid to Terry Howlett and $21,000 was repaid to Doreen McMorran.

As of December 31, 2020, $52,499 and $0 in advances remained due to Mr. Howlett and Ms. McMorran, respectively, and all other related party notes have been extinguished or re-negotiated as convertible notes.

During the year ended December 31, 2021, $25,200 in advances were repaid to Mr. Howlett. As of December 31, 2021, $27,299 in advances remained due to Mr. Howlett.

During the year ended December 31, 2021, $15,000 in advances were repaid to Ms. McMorran. As of December 31, 2021, $38,400 in advances remained due to Ms. McMorran.

The following table details the notes that are outstanding for Terry Howlett and Doreen McMorran.

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2021
Terry Howlett	June 30, 2019	10%	December 31, 2024	$2,108,519
Terry Howlett	June 30, 2019	10%	December 31, 2024	$68,788
Terry Howlett	December 31, 2019	10%	December 31, 2019	$27,299
				Accrued Interest as of December 31, 2021
Terry Howlett				$-546,415

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2021
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$2,004,502
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$38,400
				Accrued Interest as of December 31, 2021
Doreen McMorran				$515,693

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$31,124	$0	$0	$0
2020	$35,611	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(7)
4.1	Convertible Promissory Note(4)
4.2	Convertible Promissory Note(5)
10.1	Promissory Note, dated December 17, 2015(8)
10.2	Promissory Note, dated October 8, 2015(8)
10.3	Securities Purchase Agreement(4)
10.4	Securities Purchase Agreement(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on April 20, 2018
[5]	Incorporated by reference to the Report on Form 8-K filed on August 8, 2018
[6]	Incorporated by reference to the Report on Form 8-K filed on March 26, 2018
[7]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
[8]	Incorporated by reference to the Report on Form 10-K filed on April 14, 2016

Item 16. Form 10-K Summary

None.

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
March 31, 2022

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
March 31, 2022

By:	/s/ David St. James
David St. James
Director
March 31, 2022

