Form 10-Q
period 2022-03-31
SKINVISIBLE, INC.
filed 2022-05-16
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of May 5, 2022.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and 2021 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2022 and 2021 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$25,097	$66,037
Accounts receivable	5,029	82
Prepaid expense and other current assets	5,000	8,125
Total current assets	35,126	74,244

Patents and trademarks, net	148,462	153,055

Total assets	$183,588	$227,299
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$944,629	$1,039,661
Accrued interest payable	1,594,638	1,475,067
Loans from related party	27,299	27,299
Loans payable	433,600	433,600
Convertible notes payable	40,000	40,000
Derivative liability	26,936	45,664
Total current liabilities	3,067,102	3,061,291

Convertible notes payable related party, net of unamortized discount of $1,685,455 and $1,837,918 respectively	2,534,754	2,382,291
Convertible notes payable, net of unamortized debt discount of $140,108 and $152,642, respectively	211,967	199,433

Total liabilities	5,813,823	5,643,015

Stockholders' deficit

Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(35,987,680)	(35,773,161)
Total stockholders' deficit	(5,630,235)	(5,415,716)

Total liabilities and stockholders' deficit	$183,588	$227,299

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021

Revenues	$59,980	$12,051

Cost of revenues	1,508	3,300

Gross profit	58,472	8,751

Operating expenses
Depreciation and amortization	4,593	4,251
Selling general and administrative	133,418	115,627
Total operating expenses	138,011	119,878

Loss from operations	(79,539)	(111,127)

Other income and (expense)
Gain/(loss) on settlement of debt	135,861	—
Interest expense	(289,569)	(283,907)
Loss on change in derivative liability	18,728	(40,471)
Total other income (expense)	(134,980)	(324,378)

Net income (loss)	$(214,519)	$(435,505)

Basic income (loss) per common share	$(0.05)	$(0.10)

Fully diluted income (loss) per common share	$(0.05)	$(0.10)

Basic weighted average common shares outstanding	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	4,539,843	$4,540	$30,352,905	$—	$(35,773,161)	$(5,415,716)
Net loss	—	—	—	—	(214,519)	(214,519)
Balance, March 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(35,987,680)	$(5,630,235)

Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)
Net loss	—	—	—	—	(435,505)	(435,505)
Balance, March 31, 2021	4,539,843	4,540	30,241,089	—	(35,135,913)	(4,890,284)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 31, 2022	March 31, 2021

Cash flows from operating activities:
Net Income (loss)	$(214,519)	$(435,505)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,593	4,251
Amortization of debt discount	164,997	164,997
Loss on change in derivative liability	(18,728)	40,471
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	3,125	3,250
Decrease (Increase) in accounts receivable	(4,947)	1,218
Increase in accounts payable and accrued liabilities	(95,032)	86,746
Increase in accrued interest	119,571	118,909
Net cash provided used in operating activities	(40,940)	(15,663)

Cash flows from investing activities:
Purchase of fixed and intangible assets	—	(450)
Net cash used in investing activities	—	(450)

Cash flows from financing activities:
Payments on related party loans	—	(7,116)

Net cash provided by (used in) financing activities	—	(7,116)

Net change in cash	(40,940)	(23,229)

Cash, beginning of period	66,037	35,896

Cash, end of period	$25,097	$12,667

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,000	$—
Cash paid for tax	$—	$—

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

1.       DESCRIPTION OF BUSINESS AND HISTORY

Description of business

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on March 31, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2022, the Company had a net loss of $214,519 The Company has also incurred cumulative net losses of $35,987,680 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2022 and December 31, 2021, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2021, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 23,631,820 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of March 31, 2022. The shares issuable under each instrument is as follows; 22,000 shares issuable for options and 23,609,820 shares issuable under convertible notes.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2022, intangible assets total $148,462, net of $134,129 of accumulated amortization. As of December 31, 2021, intangible assets total $153,055, net of $129,536 of accumulated amortization.

mortization expense for the three months ended March 31, 2022 and 2021 was $4,593 and $4,251, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2022.

5.        RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, $0 and $0 was advanced by an officer and $0 and $7,116 was repaid, respectively .

As of March 31, 2022 and December 31, 2021, $27,299 and $27,299 in advances remained due to officers of the company, respectively. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	March 31, 2022	December 31, 2021
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $105,590 during the year ended March 31, 2022 and 2021, respectively.	$4,220,209	$4,220,209
Unamortized debt discount	(1,685,455)	(1,837,918)
Total, net of unamortized discount	$2,534,754	$2,382,291

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

As of March 31, 2022, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	2022	2021
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Women’s Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $12,534 and $12,534 for the three months ended March 31, 2022 and 2011, respectively.	352,075	352,075
Unamortized debt discount	(140,102)	(152,642)
Total, net of unamortized discount	251,967	239,433
Current portion:	40,000	40,000
Total long-term convertible notes	$211,967	$199,433

8.       STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the three months ended March 31, 2022.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	30,000	1.51

Options granted and assumed	—	—
Options expired	—	—
Options canceled	(8,000)	—
Options exercised	—	—

Balance, March 31, 2022	22,000	1.52

As of March 31, 2022, all stock options outstanding are exercisable.

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USO $1,000,000) (''License Fee''). To date, Licensee has paid three hundred ninety-two thousand five hundred US dollars (USD $392,500) of this fee as part of the First Half Payment of the License Fee, $125,000 of which was paid in the year ending December 31, 2020 and $375,000 in the nine months ended September 30, 2021. The balance due of the First Half Payment is one hundred seven thousand five hundred US dollars (USD $107,500) which was received on July 7, 2021. A further payment of two hundred and fifty thousand dollars ($250,000) is due no later than ten (10) business days after receipt by Licensee of additional funding from Altium Capital which coincides with the approval from the SEC on Quoin’s merger with a NASDAQ listed company. On October 28, 2021 Quoin completed a merger with Cellect Biotechnology, Ltd. And completed a securities purchase agreement with Altium Capital. The remaining balance of two hundred and fifty thousand dollars ($200,000) is still outstanding as of March 31, 2022.

As of March 31, 2022, the Company has recognized $800,000 under the agreement including $50,000 during the quarter ended March 31, 2022. The balance of licensing fee was paid on May 10, 2022 ( See note 11)

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. On June 10, 2020, the agreement was further amended to provide additional assignment rights for its hand sanitizer products in exchange for $100,000.

 10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of March 31, 2022 and December 31, 2021, respectively.

11.       SUBSEQUENT EVENTS

On May 10, 2022, the Company received the final payment of $200,000 due under the Exclusive License Agreement with Quoin.

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

License Agreement with Quoin

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USO $1,000,000) (''License Fee''). To date, Licensee has paid three hundred ninety-two thousand five hundred US dollars (USD $392,500) of this fee as part of the First Half Payment of the License Fee. The balance due of the First Half Payment is one hundred seven thousand five hundred US dollars (USD $107,500) which was received on July 7. A further payment of two hundred and fifty thousand dollars ($250,000) is due no later than ten (10) business days after receipt by Licensee of additional funding from Altium Capital which coincides with the approval from the SEC on Quoin’s merger with a NASDAQ listed company, which closed in October, 2021. We received a payment of $50,000 during the three months ended March 31, 2022. The remaining balance of two hundred thousand dollars ($200,000) was still outstanding as of March 31, 2022,and was received on May 10, 2022.

Additionally, the milestones in the initial agreement were changed as shown below:

(i)       Successful completion of Phase 2 testing: $0

(ii)       Successful completion of Phase 3 testing: $0

(iii)       Regulatory approval in either 1· the US or EU, whichever happens first: $5,000,000

Results of Operations for the Three Months Ended March 31, 2022 and 2021

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $59,980 for the three months ended March 31, 2022, an increase from $12,051 for the same period ended March 31, 2021

The revenue for 2022 was mainly from license fees with Quoin and the revenue for 2021 was mainly from license fees with Quoin and Ovation. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2022.

Gross Profit

We had $1,508 in cost of revenues for the three months ended March 31, 2022 and $3,300 in cost of revenues for the same period ended 2021, so our gross profit was $58,472 and $8,751 for the three months ended March 31, 2022 and 2021, respectively.

We had some cost of product in 2021 as compared with 2022 where we had none. Our gross profit increased in 2022 due to more revenues from our license with Quoin, and we hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2022, which do not have a cost of revenue component.

Operating Expenses

Operating expenses increased to $138,011 for the three months ended March 31, 2022 from $119,878 for the same period ended March 31, 2021.

Our operating expenses for the three months ended March 31, 2022 consisted primarily of accrued salaries and wages of $87,942, audit and accounting of $28,809, insurance of $6,744 and amortization of $4,251. Our operating expenses for the three months ended March 31, 2021 consisted mainly of accrued salaries and wages of $87,942, audit and accounting of $13,610, and amortization of $4,251.

Other Expenses

We had other expenses of $134,980 for the three months ended March 31, 2022, as compared with other expenses of $324,378 for the three months ended March 31, 2021.

Our other expenses for the three months ended March 31, 2022 consisted mainly of interest expense, netted against a gain on settlement of debt. Our other expenses for the three months ended March 31, 2021 consisted mainly of interest expense.

Net Loss

We recorded a net loss of $214,519 for the three months ended March 31, 2022, as compared with a net loss of $435,505 for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had total current assets of $35,126 and total assets in the amount of $183,588. Our total current liabilities as of March 31, 2022 were $3,067,102. We had a working capital deficit of $2,883,514 as of March 31, 2022, compared with a working capital deficit of $3,031,976 as of December 31, 2021.

Operating activities used $40,940 in cash for the three months ended March 31, 2022, as compared with $15,663 used for the three months ended March 31, 2021. Our negative operating cash flow for 2022 was largely the result of the net loss for the period. Our negative operating cash flow for 2021 was largely the result of our net loss for the period, offset by adjustments to amortization of debt discount and increases in accrued interest

We used cash of $0 and $450 in investing activities for the three months ended March 31, 2022 and 2021, respectively, for the purchase of fixed and intangible assets.

Cash flows used by financing activities during the three months ended March 31, 2022 amounted to $0, as compared with cash used of $7,616 for the three months ended March 31, 2021. Our cash flow for the three months ended March 31, 2021 consisted of repayments of related party loans.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $35,987,680 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of March 31, 2022, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2022, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: May 16, 2022

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

