Form 10-Q
period 2022-09-30
SKINVISIBLE, INC.
filed 2022-11-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of November 1, 2022.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2022 and 2021 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2022 and 2021 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2022 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$127,413	$66,037
Accounts receivable	5,000	82
Prepaid expense and other current assets	5,685	8,125
Total current assets	138,098	74,244

Patents and trademarks, net	141,060	153,055

Total assets	$279,158	$227,299
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,110,931	$1,039,661
Accrued interest payable	1,835,574	1,475,067
Loans from related party	—	27,299
Loans payable	433,600	433,600
Convertible notes payable	220,000	40,000
Derivative liability	21,945	45,664
Total current liabilities	3,622,050	3,061,291

Convertible notes payable related party, net of unamortized discount of $1,380,529 and $1,837,918 respectively	2,839,680	2,382,291

Convertible notes payable, net of unamortized debt discount of $114,621 and $152,642, respectively	57,454	199,433

Total liabilities	6,519,184	5,643,015

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(36,597,471)	(35,773,161)
Total stockholders' deficit	(6,240,026)	(5,415,716)

Total liabilities and stockholders' deficit	$279,158	$227,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$9,316	$111,421	$274,296	$410,571

Cost of revenues	3,300	—	4,808	3,300

Gross profit	6,016	111,421	269,488	407,271

Operating expenses
Depreciation and amortization	4,729	4,696	14,000	13,244
Selling general and administrative	128,454	114,578	376,204	353,487
Total operating expenses	133,183	119,274	390,204	366,731

Loss from operations	(127,167)	(7,853)	(120,716)	40,540

Other income and (expense)
Gain/(loss) on settlement of debt	—	19,272	144,379	102,825
Interest expense	(291,178)	(294,216)	(871,692)	(886,207)
Gain/(loss) on change in derivative liability	277	79,445	23,719	(164,529)
Total other income (expense)	(290,901)	(195,499)	(703,594)	(947,911)

Net income (loss)	$(418,068)	$(203,352)	$(824,310)	$(907,371)

Basic income (loss) per common share	$(0.09)	$(0.04)	$(0.18)	$(0.20)

Fully diluted income (loss) per common share	$(0.09)	$(0.04)	$(0.18)	$(0.20)

Basic weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

See Accompanying Notes to Condensed Consolidated Financial Statements

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2021	4,539,843	$4,540	$30,352,905	$—	$(35,773,161)	$(5,415,716)
Net loss	—	—	—	—	(214,519)	(214,519)
Balance, March 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(35,987,680)	$(5,630,235)
Net loss	—	—	—	—	(191,723)	(191,723)
Balance, June 30, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,179,403)	$(5,821,958)
Net loss	—	—	—	—	(418,068)	(418,068)
Balance, September 30, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,597,471)	$(6,240,026)

Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)
Net loss	—	—	—	—	(435,505)	(435,505)
Balance, March 31, 2021	4,539,843	4,540	30,241,089	—	(35,135,913)	(4,890,284)
Derivative liability reclassified to APIC	—	—	53,305	—	—	53,305
Net loss	—	—	—	—	(268,514)	(268,514)
Balance, June 30, 2021	4,539,843	4,540	30,294,394	—	(35,404,427)	(5,105,493)
Net loss	—	—	—	—	(203,352)	(203,352)
Balance, September 30, 2021	4,539,843	4,540	30,294,394	—	(35,607,779)	(5,308,845)

See Accompanying Notes to Condensed Consolidated Financial Statements

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net Income (loss)	$(824,310)	$(907,371)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Non-cash interest expense	—	102,825
Depreciation and amortization	14,000	13,244
Amortization of debt discount	495,410	495,410
Gain/(loss) on settlement of debt	(144,379)	(102,825)
Gain/(loss) on change in derivative liability	(23,719)	164,529
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	2,440	2,750
Decrease (Increase) in accounts receivable	(4,918)	2,670
Increase in accounts payable and accrued liabilities	215,649	168,403
Decrease in due from related party	—	(7,616)
Increase in accrued interest	360,507	288,772
Net cash provided used in operating activities	90,680	220,791

Cash flows from investing activities:
Purchase of fixed and intangible assets	(2,005)	(20,864)
Net cash used in investing activities	(2,005)	(20,864)

Cash flows from financing activities:
Payments on related party loans	—	(200)
Proceeds from related party loans	(27,299)	—
Payments on loans payable	—	(106,400)
Payments on convertible notes payable	—	(65,000)
Payments on convertible notes payable - related party	—	(15,000)
Net cash provided by (used in) financing activities	(27,299)	(186,600)

Net change in cash	61,376	13,327

Cash, beginning of period	66,037	35,896

Cash, end of period	$127,413	$49,223

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,000	$—
Cash paid for tax	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2022, the Company had a net loss of $824,310. The Company has also incurred cumulative net losses of $36,597,471 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2022 and December 31, 2021, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2021, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 23,609,820 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of September 30, 2022. The shares issuable under each instrument is as follows; 0 shares issuable for options, 0 shares issuable for warrants, and 23,609,820 shares issuable under convertible notes.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2022, intangible assets total $141,060, net of $143,535 of accumulated amortization. As of December 31, 2021, intangible assets total $153,055, net of $129,536 of accumulated amortization.

Amortization expense for the nine months ended September, 2022 and 2021 was $14,000 and $13,244, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2022.

5.        RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, $0 and $0 was advanced by an officer and $27,299 and $200 was repaid, respectively .

As of September 30, 2022 and December 31, 2021, $0 and $27,299 in advances remained due to officers of the company, respectively. All other related party notes have been extinguished or re-negotiated as convertible notes. (See note 9 for additional details.)

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	September 30, 2022	December 31, 2021
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $457,389 and $457,389 during the nine months ended September 30, 2022 and 2021, respectively.	$4,220,209	$4,220,209
Unamortized debt discount	(1,380,529)	(1,837,918)
Total, net of unamortized discount	$2,839,680	$2,382,291

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

As of September 30, 2022, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $280,076 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $38,021 and $38,201 for the nine months ended September 30, 2022 and 2021, respectively.	352,075	352,075
Unamortized debt discount	(114,621)	(152,642)
Total, net of unamortized discount	277,454	239,433
Current portion:	220,000	40,000
Total long-term convertible notes	$57,454	$199,433

8.       STOCK OPTIONS AND WARRANTS

The following is a summary of option activity during the nine months ended September 30, 2022.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	30,000	1.51

Options granted and assumed	—	—
Options expired	(30,000)	1.51
Options canceled	—	—
Options exercised	—	—

Balance, September 30, 2022	—	—

As of September 30, 2022, there are no stock options outstanding.

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

As of September 30, 2022, the Company has recognized $1,000,000 under the agreement including $250,000 during the nine months ended September 30, 2022.

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

 10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of September 30, 2022 and December 31, 2021, respectively.

11.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

What We Do

We have positioned ourselves in the $80 billion worldwide prescription and over-the-counter dermatology and skincare market. We generate revenue by:

•	LICENSING: We develop topical prescription and over-the-counter products enhanced with Invisicare to license to pharmaceutical and consumer goods companies around the world for an upfront fee and ongoing royalties;

•	CO-DEVELOPMENT: We assist pharmaceutical clients in the early development of the most optimal formulation, which they then take forward into clinical testing;

•	LIFE CYCLE MANAGEMENT: We provide cost-effective solutions to global pharmaceutical companies by reformulating their products coming off patent with a new Invisicare patent and new product benefits and line extensions. Pharmaceutical companies are under a lot of pressure to develop innovative strategies to counteract the revenue loss from their drugs coming off patent.

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USD $1,000,000) (''License Fee''). To date, Licensee has paid one million US dollars (USD $1,000,000)

Additionally, the milestones in the initial agreement were changed as shown below:

(i)	Successful completion of Phase 2 testing: $0
(ii)	Successful completion of Phase 3 testing: $0
(iii)	Regulatory approval in either 1· the US or EU, whichever happens first: $5,000,000

On June 6, 2022 we announced that Quoin has received U.S. FDA acceptance of its Investigational New Drug (IND) application for its licensed formulation which uses our Invisicare proprietary drug delivery technology. The topical formulation "QRX003" was developed to treat Nethertons Syndrome, a debilitating hereditary disorder that affects the skin, hair and the immune system. There currently is no cure or approved treatment for Netherton Syndrome.

With the IND approved, the clinical trial will be underway shortly. We look forward to assisting Quoin in their success and potential FDA approval as well as potentially bringing a treatment to patients suffering from Nethertons Syndrome.

Quoin is responsible for obtaining all FDA and other regulatory body approvals necessary to market the products in the US and other countries. Upon the successful completion of various clinical and regulatory milestones, Skinvisible is entitled to receive a milestone payment of $5 million and ongoing royalties from sales.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $9,316 for the three months ended September 30, 2022, a decrease from $111,421 for the same period ended September 30, 2021. Our revenue was $274,296 for the nine months ended September 30, 2022, a decrease from $410,571 for the same period ended September 30, 2021.

The revenue for 2022 was mainly from license fees with Quoin and the revenue for 2021 was mainly from license fees with Quoin and Ovation. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2022.

Gross Profit

We had $3,300 and $4,808 in cost of revenues for the three and nine months ended September 30, 2022, compared with no cost of revenues for the three months ended September 30, 2021 and $3,300 in cost of revenues for the nine months ended September 30, 2021, so our gross profit was $6,016 and $269,488 for the three and nine months ended September 30, 2022, respectively, as compared with gross profit of $111,421 and $407,271 for the three and nine months ended September 30, 2021, respectively.

Our gross profit decreased in 2022 due to less revenues from our license with Quoin, and we hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2022.

Operating Expenses

Operating expenses increased to $133,183 for the three months ended September 30, 2022 from $119,274 for the same period ended September 30, 2021. Operating expenses increased to $390,204 for the nine months ended September 30, 2022 from $366,731 for the same period ended September 30, 2021.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the nine months ended September 30, 2022 consisted mainly of accrued salaries and wages of $245,827 and audit and accounting of $46,528. In comparison, our selling, general and administrative expenses for the nine months ended September 30, 2021 consisted mainly of accrued salaries and wages of $243,826, audit and accounting of $43,102.

Other Expenses

We had other expenses of $290,901 for the three months ended September 30, 2022, as compared with other expenses of $195,499 for the three months ended September 30, 2021. We had other expenses of $703,594 for the nine months ended September 30, 2022, as compared with other expenses of $947,911 for the nine months ended September 30, 2021.

Our other expenses for the nine months ended September 30, 2022 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes. Our other expenses for the nine months ended September 30, 2021 consisted mainly of interest expense and a loss on the changes in derivative liability, offset by a gain on the settlement of debt.

Net Loss

We recorded a net loss of $418,068 for the three months ended September 30, 2022, as compared with a net loss of $203,352 for the three months ended September 30, 2021. We recorded a net loss of $824,310 for the nine months ended September 30, 2022, as compared with a net loss of $907,371 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had total current assets of $138,098 and total assets in the amount of $279,158. Our total current liabilities as of September 30, 2022 were $3,622,050. We had a working capital deficit of $3,483,952 as of September 30, 2022, compared with a working capital deficit of $2,987,049 as of December 31, 2021.

Operating activities provided $90,680 in cash for the nine months ended September 30, 2022, as compared with $220,791 provided for the nine months ended September 30, 2021. Our positive operating cash flows for 2022 and 2021 was largely the result of changes in operating assets and liabilities, amortization of debt discount offset mainly by the net loss for the periods.

We used cash of $2,005 and $20,864 in investing activities for the nine months ended September 30, 2022 and 2021, respectively, for the purchase of fixed and intangible assets.

Cash flows used by financing activities during the nine months ended September 30, 2022 amounted to $27,299, as compared with cash used of $186,600 for the nine months ended September 30, 2021. Our negative financing cash flow for the nine months ended September 30, 2022 resulted from payments on related party loans. Our negative financing cash flow for the nine months ended September 30, 2021 resulted from the repayments of debt.

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

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $36,597,471 since our inception and require capital for our contemplated operational and marketing activities to take place. Our ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of our contemplated plan of operations, and our transition, ultimately, to the attainment of profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Off Balance Sheet Arrangements

As of September 30, 2022, there were no off balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2022, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2022, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: November 14, 2022

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

