Form 10-K
period 2022-12-31
SKINVISIBLE, INC.
filed 2023-03-30
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $551,261.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,593,843 common shares as of March 31, 2023

PART I

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars (USD $1,000,000) (''License Fee''). To date, Licensee has paid one million US dollars (USD $1,000,000).

Additionally, the milestones in the initial agreement were changed as shown below:

(i)       Successful completion of Phase 2 testing: $0

(ii)      Successful completion of Phase 3 testing: $0

(iii)     Regulatory approval in either the US or EU, whichever happens first: $5,000,000

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

With the IND approved, the clinical trial is underway. We look forward to assisting Quoin in their success and potential FDA approval as well as potentially bringing a treatment to patients suffering from Nethertons Syndrome.

Quoin is responsible for obtaining all FDA and other regulatory body approvals necessary to market the products in the US and other countries. Upon the successful completion of various clinical and regulatory milestones, Skinvisible is entitled to receive a milestone payment of $5 million and ongoing royalties from sales.

License Agreement with Ovation Science

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

On June 10, 2020, Ovation Science paid us the fee otherwise due in year 3 and in exchange we extended the term of Ovation Science’s license to 6-years and granted Ovation additional rights to its hand sanitizer products and assigned Canadian Identification Numbers 02310589 and 02355558, all DermSafe Trademarks, DermSafe clinical data and the right to patent DermSafe where not currently patented. In exchange for these rights, Ovation Science paid a $100,000 license fee. We completed the required assignments during the year ending December 31, 2020 and recognized $100,000 in revenue.

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

We expect to experience high debt payments in the future as a result of our outstanding secured and unsecured liabilities. During the year ended December 31, 2021, we entered to settlement agreements to settle various notes. As part of the settlement the principal balance of the notes were settled for cash and all interest due through the date of settlement was forgiven. As of December 31, 2021, the Company has recorded a gain on settlement of the debt of $109,688 associated with the settlement of $298,400 of principal. As of December 31, 2022, $443,600 of the outstanding secured notes payable are past due and in default and have been classified as current notes payable. We also have $40,000 in outstanding unsecured notes that are past due. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

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

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2022 of $36,998,048. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

If our products or products that are licensed by our licensees are not deemed desirable and suitable for purchase and we cannot establish a customer base, we may not be able to generate sufficient revenues, which would result in a failure of the business and a loss of any investment one makes in our company.

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

If demand for the products that we offer or products that are licensed by our licensees slows, then our business would be materially affected.

Demand for our products and products of our licensees, depends on many factors, including:

▪	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products;

▪	the competitive environment in the skin care sector or sectors in which products are introduced may force us to reduce prices below our desired pricing level or increase promotional spending;

▪	our ability to anticipate changes in consumer preferences and to meet customers’ needs for skin care products in a timely cost-effective manner;

▪	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,

▪	our ability to identify and respond successfully to emerging trends in the skin care and personal care industries.

For the long term, demand for product offerings may be affected by:

▪	the ability to establish, maintain and eventually grow market share in a competitive environment;

▪	our ability to deliver our products in the markets we intend to service, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability; and

▪	restrictions on access to North American markets and supplies.

All of these factors could result in immediate and longer term declines in the demand for products that we offer as well as licensed products, which could adversely affect our sales, cash flows and overall financial condition.

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

As we conduct international business transactions, we will be exposed to local business risks in different countries, which could have a material adverse effect on our financial condition or results of operations.

We promote and sell our products internationally and our licensees do the same. International operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

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

The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. Because our stock is traded on the OTCQB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$0.11	$0.11
Second Quarter	$0.07	$0.07
Third Quarter	$0.12	$0.11
Fourth Quarter	$0.24	$0.24

Fiscal Year Ended December 31, 2022
First Quarter	$0.13	$0.13
Second Quarter	$0.12	$0.12
Third Quarter	$0.17	$.017
Fourth Quarter	$0.10	$0.10

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

Holders of Our Common Stock

As of March 31, 2023, we had 4,539,843 shares of our common stock issued and outstanding, held by ___ shareholders of record, other than those held in street name.

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

Recent Sales of Unregistered Securities

 During the years ended December 31, 2021 and 2022 and to the date of filing this Annual Report, we have not issued any shares of common stock_.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2022.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 200,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2022

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	100,000	$1.51	39,000
Equity compensation plans not approved by security holders	60,000	$1.11	—
Total	160,000	$1.31	39,000

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

Results of Operations for the Years Ended December 31, 2022 and 2021

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $279,296for the year ended December 31, 2022, an decrease from $663,426 for the same period ended December 31, 2021.

The revenue for 2022 was mainly from license fees with Quoin and the revenue for 2021 was mainly from license fees with Quoin and Ovation. We hope to generate more revenues from our licenses with Quoin and Ovation in2023.

Gross Profit

We had $4,808 in cost of revenues for the year ended December 31, 2022, as compared with $3,300 in cost of revenues for the year ended December 31, 2021, so our gross profit was $274,488, or 98% of sales for 2022 and $660,126, or 99% of sales for 2021.

Our gross profit decreased in 2022 due to less revenues from our license with Quoin, We hope to generate more revenues from our licenses with Quoin and Ovation in2023.

Operating Expenses

Operating expenses decreased to $512,919 for the year ended December 31, 2022 from $472,046 for the same period ended December 31, 2021.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the year December 31, 2022 consisted mainly of accrued salaries and wages of $328,769 and audit and accounting of $53,638. In comparison, our selling, general and administrative expenses for the year ended December 31, 2021 consisted mainly of accrued salaries and wages of $316,769, audit and accounting of $49,712.

Other Expenses

We had other expenses of $986,455 for the year ended December 31, 2022, as compared with other expenses of $1,260,833 for the year ended December 31, 2021.

Our other expenses for the year ended December 31, 2022 consisted mainly of interest expense, netted against a gain on forgiveness of debt and gain on derivative liability changes. Our other expenses for the year ended December 31, 2021 consisted mainly of interest expense and a loss on the changes in derivative liability, offset by a gain on the settlement of debt.

Net Loss

We recorded a net loss of $1,224,887 for the year ended December 31, 2022, as compared with a net loss of $1,072,753 for the year ended December 31, 2021.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $36,998,048 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2022, we had total current assets of $109,946 and total assets in the amount of $246,793. Our total current liabilities as of December 31, 2022 were $3,644,986. We had a working capital deficit of $3,535,040 as of December 31, 2022, compared with a working capital deficit of $2,987,049 as of December 31, 2022.

Operating activities provided $45,170 in cash for the year ended December 31, 2022, as compared with $374,605 provided for the year ended December 31, 2021. Our positive operating cash flows for 2022 and 2021 was largely the result of changes in operating assets and liabilities, amortization of debt discount offset mainly by the net loss for the periods.

We used cash of $2.530 and $20,864 in investing activities for the years ended December 31, 2022 and 2021, respectively, for the purchase of fixed and intangible assets.

Cash flows used by financing activities during the year ended December 31, 2022 amounted to $27,299, as compared with cash used of $323,600 for the year ended December 31, 2021. Our negative financing cash flow for the year ended December 31, 2022 resulted from payments on related party loans. Our negative financing cash flow for the year ended December 31, 2021 resulted from the repayments of debt.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising addition

Off Balance Sheet Arrangements

As of December 31, 2022, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2022, we had not recorded a reserve for doubtful accounts.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (ID:)
F-2	Consolidated Balance Sheets as of December 31, 2022 and 2021
F-3	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2022 and 2021
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
F-6	Notes to Consolidated Financial Statements

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Ste 1100 Denver, Colorado 80246

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Skinvisible, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Skinvisible, Inc. (the Company), which comprise the balance sheet as of December 31, 2022 and 2021 and the related statements of Operations, Changes in Stockholder’s Equity, and Cash Flows for the years then ended, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the period then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the disclosures to which it relates.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has not generated any revenues since inception and sustained a net loss of $1,224,887 for the year under audit and has accumulated losses of $36,998,048. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, Colorado March 28, 2023 PCAOB #6778

blaze@griesandassociates.com
501 S. Cherry Street Suite 1100, Denver, Colorado 80246
(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$81,378	$66,037
Accounts receivable	19,073	82
Prepaid expense and other current assets	9,495	8,125
Total current assets	109,946	74,244

Patents and trademarks, net	136,847	153,055

Total assets	$246,793	$227,299
		.
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,201,937	$1,039,661
Accrued interest payable	1,955,820	1,475,067
Loans from related party	—	27,299
Loans payable	433,600	433,600
Convertible notes payable	40,000	40,000
Derivative liability	13,629	45,664
Total current liabilities	3,644,986	3,061,293

Convertible notes payable related party, net of unamortized discount of $1,228,066 and $1,837,918 respectively	2,992,143	2,382,291
Convertible notes payable, net of unamortized debt discount of $101,808 and $152,642, respectively	250,267	199,433

Total liabilities	6,887,396	5,643,017

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at December 31, 2022 and 2021, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(36,998,048)	(35,773,161)
Total stockholders' deficit	(6,640,603)	(5,415,716)

Total liabilities and stockholders' deficit	$246,793	$227,299

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years ended
	December 31, 2022	December 31, 2021

Revenues	$279,296	$663,426

Cost of revenues	4,808	3,300

Gross profit	274,488	660,126

Operating expenses
Depreciation and amortization	18,738	17,939
Selling general and administrative	494,182	454,107
Total operating expenses	512,920	472,046

Loss from operations	(238,432)	188,080

Other income and (expense)
Interest expense	(1,162,869)	(1,213,043)
Loss on change in derivative liability	32,035	(157,478)
Gain/(loss) on settlement of debt	144,379	109,688
Total other income (expense)	(986,455)	(1,260,833)

Net income (loss)	$(1,224,887)	$(1,072,753)

Basic income (loss) per common share	$(0.27)	$(0.24)

Fully diluted income (loss) per common share	$(0.27)	$(0.24)

Basic weighted average common shares outstanding	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2020	4,539,843	$4,540	$30,241,089	$—	$(34,700,408)	$(4,454,779)
Derivative liability written off to APIC	—	—	111,816	—	—	111,816
Net loss	—	—	—	—	(1,072,753)	(1,072,753)
Balance, December 31, 2021	4,539,843	4,540	30,352,905	—	(35,773,161)	(5,415,716)
Net loss	—	—	—	—	(1,224,887)	(1,224,887)
Balance, December 31, 2022	4,539,843	4,540	30,352,905	—	(36,998,048)	(6,640,603)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years ended
	December 31, 2022	December 31, 2021

Cash flows from operating activities:
Net Income (loss)	$(1,224,887)	$(1,072,753)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	18,738	17,939
Amortization of debt discount	660,686	645,686
Gain/(loss) on settlement of debt	(144,379)	(109,688)
Loss on change in derivative liability	(32,035)	157,478
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	(1,370)	(1,625)
Decrease (Increase) in accounts receivable	(18,991)	7,636
Increase in accounts payable and accrued liabilities	306,655	174,166
Decrease in due from related party	—	(7,616)
Increase in accrued interest	480,753	563,382
Net cash provided by (used in) operating activities	45,170	374,605

Cash flows from investing activities:
Purchase of fixed and intangible assets	(2,530)	(20,864)
Net cash used in investing activities	(2,530)	(20,864)

Cash flows from financing activities:
Payments on related party loans	(27,299)	(25,200)
Payments on loans payable	—	(180,000)
Payments on convertible notes payable	—	(118,400)

Net cash used in financing activities	(27,299)	(323,600)

Net change in cash	15,341	30,141

Cash, beginning of period	66,037	35,896

Cash, end of period	$81,378	$66,037

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$12,631
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Beneficial conversion feature on convertible debt	$—	$—
Common stock issued on extinguishment of debts	$—	$—
Common stock payable on extinguishment of debts	$—	$59,602

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2022, the Company had a net loss of $1,224,887 The Company has also incurred cumulative net losses of $36,998,048 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2022 and 2021, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2022 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 23,609,820 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2022 The shares issuable under each instrument is as follows; 23,609,820 shares issuable under convertible notes.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them will have a material effect on the Company's financial position, results of operations or cash flows.

4.        RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022 and 2021, $27,299 and $25,200 in advances were repaid to an officer of the Company.

As of December 31, 2022 and 2021, $0 and $27,299 in advances, respectively, remained due to officers of the Company.

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	December 31, 2022	December 31, 2021
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $609,852 during the year ended December 31, 2022 and $609,200 for the year ended December 31, 2021. The Company made payments toward the principal balance of the notes of $0 and $15,000 for the years ended December 31, 2022 and 2021, respectively.	$4,220,209	$4,220,209
Unamortized debt discount	(1,228,066)	(1,837,918)
Total, net of unamortized discount	$2,992,143	$2,382,291

5.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2022 intangible assets total $136,847, net of $148,273 of accumulated amortization. As of December 31, 2021, intangible assets total $153,591, net of $129,535 of accumulated amortization.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2022.

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

As of December 31, 2022, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $50,974 and $51,252 for the years ended December 31, 2022 and 2021, respectively.	352,075	352,075
Unamortized debt discount	(101,808)	(152,642
Total, net of unamortized discount	250,267	199,433

Total Convertible Notes	$290,267	$239,433
Current portion:	40,000	40,000
Total long-term convertible notes	$250,267	$199,433

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

As of December 31, 2022, the Company has recognized $1,000,000 under the agreement including $250,000 during the year ended December 31, 2022.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $7.8 million as of December 31, 2022 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $37.0 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 are as follows:

As of December 31,	2022	2021
Cumulative tax net operating losses (in millions)	$37.0	$15.7

Deferred tax asset (in millions)	$7.8	$3.3
Valuation allowance (in millions)	(7.8)	(3.3
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2022 and 2021, the Company had gross federal net operating loss carryforwards of approximately $37.0 million and $15.7 million, respectively. The Company’s net operating loss carryforwards begin expiring in 2028. The current year’s net operating loss will carryforward indefinitely, limited to 80% of the current year taxable income.

The Company plans to file its U.S. federal return for the year ended December 31, 2022 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2022 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2018-2020 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10.       STOCK OPTIONS AND WARRANTS

Stock options

The following is a summary of option activity during the years ended December 31, 2022 and 2021.

	Number of Shares	Weighted Average Exercise Price
Balance, December 31, 2021	30,000	1.51

Options granted and assumed	—	—
Options expired	(30,000)	—
Options canceled	—	—
Options exercised	—	—

Balance, December 31, 2022	—	1.51

11.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of December 31, 2022 and 2021, respectively.

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2022. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2023: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	75	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	50	Director

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

For the fiscal year ending December 31, 2022, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2..	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2022 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2022, all filings were timely made.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2022 and 2021.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2022 2021	180,000 180,000	—	—	—	—	—	—	180,0001) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2022 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2021 was $0.

 Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $630,000and $450,000 as of December 31, 2022 and 2021 into our common stock at $0.10 per share at any time until 2028. If exercised, we also agreed to issue one three-year warrant for every two shares converted by Mr. Howlett exercisable at $0.15 per share.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards as of December 31, 2022.

The table below summarizes all compensation of our directors as of December 31, 2022.

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

Mr St. James was paid $6,000 for his services during the year ended December 31, 2022.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2023, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	11,041,001 shares	40.0%
Common	David St. James(5)	2,000 shares	Less than 1%
Total of All Directors and Executive Officers:		11,043,001 shares	40.20%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,250,510 shares	37.0%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 27,741,990 shares of common stock issued and outstanding and dilutive shares on March 31, 2023.
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 10,886,535, shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.

(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,214,510 shares of common stock held in derivative securities.

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

 On June 10, 2020, Ovation Science Inc. paid the Company the fee otherwise due in year 3 and in exchange the Company extended the term of Ovation’s license to 6-years and granted Ovation additional rights to its hand sanitizer products and assigned Canadian Identification Numbers 02310589 and 02355558, all DermSafe Trademarks, DermSafe clinical data and the right to patent DermSafe where not currently patented. In exchange for these rights Ovation paid a $100,000 license fee. The Company completed the required assignments during the year ending December 31, 2021 and recognized $100,000 in revenue.

 The Company earned $0 and $2,458 in royalties under the license agreement during the years ending December 31, 2022 and 2021, respectively.

The Company sold polymer products to Ovation Science Inc and earned $0 and $2,458 as of December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, $0 in advances were repaid to Mr. Howlett.

During the year ended December 31, 2022, $25,200 in advances were repaid to Ms. McMorran.

As of December 31, 2022, $27,299 and $52,499 in advances remained due to Mr. Howlett and Ms. McMorran, respectively, and all other related party notes have been extinguished or re-negotiated as convertible notes.

The following table details the notes that are outstanding for Terry Howlett and Doreen McMorran.

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2022
Terry Howlett	June 30, 2019	10%	December 31, 2024	$2,108,519
Terry Howlett	June 30, 2019	10%	December 31, 2024	$68,788
				Accrued Interest as of December 31, 2022
Terry Howlett				$765,338.19

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2022
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$2,004,502
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$38,400
				Accrued Interest as of December 31, 2022
Doreen McMorran				$720,553.15

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2021	$31,124	$0	$0	$0
2022	$33,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(4)
2.2	Termination and Release Agreement(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on March 29, 2018
[5]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
[6]	Incorporated by reference to the Report on Form 8-K filed on October 22, 2019

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
March 29, 2023

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
March 29, 2023

By:	/s/ David St. James
David St. James
Director
March 29, 2023

