Form 10-Q
period 2023-03-31
SKINVISIBLE, INC.
filed 2023-05-10
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of May 3, 2023.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$29,138	$81,378
Accounts receivable	5,000	5,000
Due from related party	35,182	14,073
Prepaid expense and other current assets	3,810	9,495
Total current assets	73,130	109,946

Patents and trademarks, net	132,728	136,847

Total assets	$205,858	$246,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$126,057	$1,201,937
Accrued interest payable	2,109,989	1,955,820
Loans payable	433,600	433,600
Convertible notes payable	40,000	40,000
Derivative liability	16,667	13,629
Total current liabilities	2,726,313	3,644,986

Convertible notes payable related party, net of unamortized discount of $0 and $1,228,066 respectively	5,372,402	2,992,143

Convertible notes payable, net of unamortized debt discount of $89,273 and $101,808, respectively	262,802	250,267

Total liabilities	8,361,517	6,887,396

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(38,513,104)	(36,998,048)
Total stockholders' deficit	(8,155,659)	(6,640,603)

Total liabilities and stockholders' deficit	$205,858	$246,793

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022

Revenues	$5,000	$59,980

Cost of revenues	—	1,508

Gross profit	5,000	58,472

Operating expenses
Depreciation and amortization	4,644	4,593
Selling general and administrative	128,260	133,418
Total operating expenses	132,904	138,011

Loss from operations	(127,904)	(79,539)

Other income and (expense)
Gain/(loss) on settlement of debt	—	135,861
Interest expense	(1,384,114)	(289,569)
Gain/(loss) on change in derivative liability	(3,038)	18,728
Total other income (expense)	(1,387,152)	(134,980)

Net income (loss)	$(1,515,056)	$(214,519)

Basic income (loss) per common share	$(0.33)	$(0.05)

Fully diluted income (loss) per common share	$(0.33)	$(0.05)

Basic weighted average common shares outstanding	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(1,515,056)	(1,515,056)
Balance, March 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,513,104)	$(8,155,659)

Balance, December 31, 2021	4,539,843	$4,540	$30,352,905	$—	$(35,773,161)	$(5,415,716)
Net loss	—	—	—	—	(214,519)	(214,519)
Balance, March 31, 2022	4,539,843	4,540	30,352,905	—	(35,987,680)	(5,630,235)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31, 2023	March 31, 2022

Cash flows from operating activities:
Net Income (loss)	$(1,515,056)	$(214,519)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,644	4,593
Amortization of debt discount	1,240,601	164,997
Gain/(loss) on change in derivative liability	3,038	(18,728)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	5,685	3,125
Decrease (Increase) in accounts receivable	—	(4,947)
Decrease (Increase) in due from related party	(21,109)	—
Increase (decrease) in accounts payable and accrued liabilities	76,313	(95,032)
Increase in accrued interest	154,169	119,571
Net cash provided used in operating activities	(51,715)	(40,940)

Cash flows from investing activities:
Purchase of intangible assets	(525)	—
Net cash used in investing activities	(525)	—

Cash flows from financing activities:
Net cash provided by (used in) financing activities	—	—

Net change in cash	(52,240)	(40,940)

Cash, beginning of period	81,378	66,037

Cash, end of period	$29,138	$25,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5,000
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	1,152,193	—

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on March 31, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2023, the Company had a net loss of $1,515,056 The Company has also incurred cumulative net losses of $38,513,104 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $5,764,477 since the stated rate of interest approximates market rates.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2023 and December 31, 2022, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2023, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 29,295,785 additional shares issuable in connection with outstanding convertible debts as of March 31, 2023.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2023, intangible assets total $132,728, net of $152,917 of accumulated amortization.

Amortization expense for the three months ended March 31, 2023 and 2022 was $4,644 and $4,593, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2023.

5.        RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Company paid expense on behalf of an entity controlled by our CEO in the amount of $21,109. As of March 31, 2023 and December 31, 2022, the Company had amounts due from related parties of $35,182 and $4,073, respectively.

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	March 31, 2023	December 31, 2022
On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of $110,245 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date. On January 31, 2023 the notes holders settled the Through the issuance of a new convertible promissory note dated January 31, 2023.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $1,075,603 and $105,590 during the period ended March 31, 2023 and 2022, respectively.	$—	$4,220,209
On January 31, 2023, the Company renegotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date.	5,372,402	—
	—	(1,228,066)
Total, net of unamortized discount	$5,372,402	$2,992,143

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

As of March 31, 2023, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	2023	2022
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $12,535 and $12,535 for the years ended March 31, 2023 and 2022, respectively.	352,075	352,075
Unamortized debt discount	(89,273)	(101,808)
Total, net of unamortized discount	262,802	250,267
Total Convertible Notes	$302,802	$290,267
Current portion:	40,000	40,000
Total long-term convertible notes	$262,802	$250,267

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

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars ($1,000,000).

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

 9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of March 31, 2023 and December 31, 2022, respectively.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We have positioned ourselves in the $80 billion worldwide prescription and over-the-counter dermatology and skincare market. We generate revenue by:

  LICENSING: We develop topical prescription and over-the-counter products enhanced with Invisicare to license to pharmaceutical and consumer goods companies around the world for an upfront fee and ongoing royalties.
  CO-DEVELOPMENT: We assist pharmaceutical clients in the early development of the most optimal formulation, which they then take forward into clinical testing.
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

With the IND approved, the clinical trial is underway. We look forward to assisting Quoin in their success and potential FDA approval as well as potentially bringing a treatment to patients suffering from Nethertons Syndrome. For information and updates see www.quoipharma.com.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended March 31, 2023, a decrease from $59,980 for the same period ended March 31, 2022.

The decrease in Revenue was primarily the result of a decrease in license fees.

Gross Profit

We had $0 in cost of revenues for the three months ended March 31, 2023, compared with $1,508 in cost of revenues for the three months ended March 31, 2022, so our gross profit was $5,000 for the three months ended March 31, 2023, as compared with gross profit of $58,472 for the three ended March 31, 2022.

Our gross profit decreased primarily as a result of decreased revenue during the three months ended March 31, 2023 We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2023.

Operating Expenses

Operating expenses decreased to $132,904 for the three months ended March 31, 2023, from $138,011 for the same period ended March 31, 2022.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the three months ended March 31, 2023, consisted mainly of accrued salaries and wages of $92,942 and audit and accounting of $17.810. In comparison, our selling, general and administrative expenses for the three months ended March 31, 2022, consisted primarily of accrued salaries and wages of $87,942, audit and accounting of $28,809, insurance of $6,744 and amortization of $4,251.

Other Expenses

We had other expenses of $1,387,152 for the three months ended March 31, 2023, as compared with other expenses of $134,980 for the three months ended March 31, 2022.

Our increase in other expenses is primarily a result of the increased interest expense resulting from the amortization of debt discounts.

Net Loss

We recorded a net loss of $1,515,056 for the three months ended March 31, 2023, as compared with a net loss of $214,519 for the three months ended March 31, 2022.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $38,513,104 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of March 31, 2023, we had total current assets of $73,130 and total assets in the amount of $205,858. Our total current liabilities as of March 31, 2023 were $2,726,313. We had a working capital deficit of $2,653,183 as of March 31, 2023, compared with a working capital deficit of $2,987,049 as of December 31, 2022.

Operating activities used $51,715 in cash for the three months ended March 31, 2023, as compared with $40,940 used for the three months ended March 31, 2022. Our negative operating cash flows for 2023 and 2022 was largely the result of our net losses for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount.

We used cash of $525 and $0 in investing activities for the three months ended March 31, 2023 and 2022, respectively, for the purchase of intangible assets.

We had no cash flow from financing activities for either the three months ended March 31, 2023 or 2022.

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

Off Balance Sheet Arrangements

As of March 31, 2023, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2023, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: May 10, 2023

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

