Form 10-Q
period 2023-06-30
SKINVISIBLE, INC.
filed 2023-08-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

702.433.7154
(Registrant’s telephone number)

_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of August 4, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the six months ended June 30, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$3,548	$81,378
Accounts receivable	5,000	5,000
Due from related party	43,184	14,073
Prepaid expense and other current assets	7,890	9,495
Total current assets	59,622	109,946

Patents and trademarks, net	136,697	136,847

Total assets	$196,319	$246,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$228,468	$1,201,937
Accrued interest payable	2,265,709	1,955,820
Loans payable	433,600	433,600
Convertible notes payable	40,000	40,000
Derivative liability	12,397	13,629
Total current liabilities	2,980,174	3,644,986

Convertible notes payable related party, net of unamortized discount of $0 and $1,532,992 respectively	5,372,403	2,992,143
Convertible notes payable, net of unamortized debt discount of $76,599 and $127,434, respectively	275,476	250,267

Total liabilities	8,628,053	6,887,396

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(38,789,179)	(36,998,048)
Total stockholders' deficit	(8,431,734)	(6,640,603)

Total liabilities and stockholders' deficit	$196,319	$246,793

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Revenues	$5,000	$205,000	$10,000	$264,980

Cost of revenues	—	—	—	1,508

Gross profit	5,000	205,000	10,000	263,472

Operating expenses
Depreciation and amortization	4,840	4,678	9,484	9,271
Selling general and administrative	112,983	114,332	241,243	247,750
Total operating expenses	117,823	119,010	250,727	257,021

Loss from operations	(112,823)	85,990	(240,727)	6,451

Other income and (expense)
Gain/(loss) on settlement of debt	—	8,518	—	144,379
Interest expense	(167,522)	(290,945)	(1,551,636)	(580,514)
Gain/(loss) on change in derivative liability	4,270	4,714	1,232	23,442
Total other income (expense)	(163,252)	(277,713)	(1,550,404)	(412,693)

Net income (loss)	$(276,075)	$(191,723)	$(1,791,131)	$(406,242)

Basic income (loss) per common share	$(0.06)	$(0.04)	$(0.39)	$(0.09)

Fully diluted income (loss) per common share	$(0.06)	$(0.04)	$(0.39)	$(0.09)

Basic weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(1,515,056)	(1,515,056)
Balance, March 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,513,104)	$(8,155,659)
Net loss	—	—	—	—	(276,075)	(276,075)
Balance, June 30, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,789,179)	$(8,431,734)

Balance, December 31, 2021	4,539,843	$4,540	$30,352,905	$—	$(35,773,161)	$(5,415,716)
Net loss	—	—	—	—	(214,519)	(214,519)
Balance, March 31, 2022	4,539,843	4,540	30,352,905	—	(35,987,680)	(5,630,235)
Net loss	—	—	—	—	(191,723)	(191,723)
Balance, June 30, 2022	4,539,843	4,540	30,352,905	—	(36,179,403)	(5,821,958)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2023	June 30, 2022

Cash flows from operating activities:
Net Income (loss)	$(1,791,131)	$(406,242)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	9,484	9,271
Amortization of debt discount	1,253,275	330,134
Gain/(loss) on change in derivative liability	(1,232)	(23,442)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	1,605	(1,340)
Decrease (Increase) in accounts receivable	—	(4,918)
Increase (decrease) in accounts payable and accrued liabilities	178,725	129,365
Decrease in due from related party	(29,111)	—
Increase in accrued interest	309,889	235,154
Net cash provided used in operating activities	(68,496)	123,603

Cash flows from investing activities:
Purchase of intangible assets	(9,334)	(2,005)
Net cash used in investing activities	(9,334)	(2,005)

Cash flows from financing activities:
Payments on related party loans	—	(27,299)
Net cash provided by (used in) financing activities	—	(27,299)

Net change in cash	(77,830)	94,299

Cash, beginning of period	81,378	66,037

Cash, end of period	$3,548	$160,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5,000
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	1,152,194	—

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2023, the Company had a net loss of $1,791,131 The Company has also incurred cumulative net losses of $38,789,179 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $5,687,879 since the stated rate of interest approximates market rates.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2023 and December 31, 2022, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending June 30, 2023, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 29,295,785 additional shares issuable in connection with outstanding convertible debts as of June 30, 2023.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2023, intangible assets total $136,697, net of $157,757 of accumulated amortization.

Amortization expense for the six months ended June 30, 2023 and 2022 was $9,484 and $9,271, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2023.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	June 30, 2023	December 31, 2022
On June 30, 2019, the Company renegotiated accrued salaries, accrued interest, unpaid reimbursements, cash advances, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $2,464,480, accrued interest of $966,203, accrued salaries of $617,915, accrued vacation of $64,423, unpaid reimbursements of $11,942 and cash advances of $110,245 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date. On January 31, 2023 the notes holders settled the notes through the issuance of a new convertible promissory note dated January 31, 2023.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $1,075,603 and $105,590 during the year ended June 30, 2023 and 2022, respectively.	$—	$4,220,209
On January 31, 2023, the Company renegotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date.	5,372,402	—
	—	(1,228,066)
Total, net of unamortized discount	$5,372,402	$2,992,143

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

As of June 30, 2023, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $12,535 and $12,535 for the years ended June 30, 2023 and 2022, respectively.	352,075	352,075
Unamortized debt discount	(76,599)	(101,808)
Total, net of unamortized discount	275,476	250,267
Total Convertible Notes	$315,476	$290,267
Current portion:	40,000	40,000
Total long-term convertible notes	$275,476	$250,267

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

 9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of June 30, 2023 and December 31, 2022, respectively.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

▪	the uncertainty of profitability based upon our history of losses;
▪	legislative or regulatory changes concerning skincare research and therapies;
▪	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
▪	risks related to our operations and uncertainties related to our business plan and business strategy;
▪	changes in economic conditions;
▪	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
▪	competition; and
▪	cybersecurity concerns.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2022, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Company Overview

We, through our wholly owned subsidiary Skinvisible Pharmaceuticals Inc., are a pharmaceutical research and development (“R&D”) company that has developed and patented an innovative polymer delivery system, Invisicare® and formulated over forty topical skin products, which we out-license globally. We were incorporated in 1998 and target an estimated $80 billion global skincare and dermatology market and a $30 billion global over-the-counter market as well as other healthcare / medical and consumer goods markets.

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

The opportunity for us to license our products continues to be a viable model as the need for pharmaceutical companies to access external R&D companies for new products due to their own downsizing or elimination of internal R&D departments. The demand for our products is enhanced due to the granting of key US and international patents and the completed development of a number of unique products.

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

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended June 30, 2023, a decrease from $205,000 for the same period ended June 30, 2022.

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $10,000 for the six months ended June 30, 2023, a decrease from $264,980 for the same period ended June 30, 2022.

The decrease in revenue for the three and six months ended June 30, 2023, was primarily the result of a decrease in license fees.

Gross Profit

We had $0 in cost of revenues for the three months ended June 30, 2023, compared with $0 in cost of revenues for the three months ended June 30, 2022, so our gross profit was $5,000 for the three months ended June 30, 2023, as compared with gross profit of $205,000 for the three ended June 30, 2022. We had $0 in cost of revenues for the six months ended June 30, 2023, compared with $1,508 in cost of revenues for the six months ended June 30, 2022, so our gross profit was $10,000 for the six months ended June 30, 2023, as compared with gross profit of $263,472 for the six months ended June 30, 2022.

Our gross profit decreased in Q2 2023 due to less revenues from our license with Quoin. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2023.

Operating Expenses

Operating expenses decreased to $117,823 for the three months ended June 30, 2023, from $119,010 for the same period ended June 30, 2022. Operating expenses decreased to $250,727 for the six months ended June 30, 2023, from $257,021 for the same period ended June 30, 2022.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the three months ended June 30, 2023, consisted mainly of accrued salaries and wages of $87,423 and audit and accounting of $7,609. In comparison, our selling, general and administrative expenses for the three months ended June 30, 2022, consisted mainly of accrued salaries and wages of $84,943 and audit and accounting of $10,610.

Our selling, general and administrative expenses for the six months ended June 30, 2023, consisted mainly of accrued salaries and wages of $180,365 and audit and accounting of $25,419. In comparison, our selling, general and administrative expenses for the six months ended June 30, 2022, consisted mainly of accrued salaries and wages of $172,885 and audit and accounting of $ 39,419.

Other Expenses

We had other expenses of $163,252 for the three months ended June 30, 2023, as compared with other expenses of $277,713 for the three months ended June 30, 2022. We had other expenses of $1,550,404 for the six months ended June 30, 2023, as compared with other expenses of $412,693 for the six months ended June 30, 2022.

Our other expenses for the six months ended June 30, 2023 consisted mainly of interest expense, netted against a gain on forgiveness of debt and gain on derivative liability changes. Our other expenses for the six months ended June 30, 2022 consisted mainly of interest expense, netted against a gain on settlement of debt.

Net Loss

We recorded a net loss of $276,075 for the three months ended June 30, 2023, as compared with a net loss of $191,723 for the three months ended June 30, 2022. We recorded a net loss of $1,791,131 for the six months ended June 30, 2023, as compared with a net loss of $406,242 for the six months ended June 30, 2022.

The increase in net loss is primarily the result of the increase in interest expense during the six months ended June 30, 2023 compared to 2022.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $38,789,179 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2023, we had total current assets of $59,622 and total assets in the amount of $196,319. Our total current liabilities as of June 30, 2023 were $2,980,174. We had a working capital deficit of $2,920,522 as of June 30, 2023, compared with a working capital deficit of $3,535,040 as of December 31, 2022.

Operating activities used $68,496 in cash for the six months ended June 30, 2023, as compared with $123,603 provided for the six months ended June 30, 2022. Our negative operating cash flows for 2023 was largely the result of our net loss for those quarter, mainly offset by changes in operating assets and liabilities and the amortization of debt discount. Our positive operating cash flow for 2022 was largely the result of amortization of debt discount and changes in accounts payable and accrued liabilities and accrued interest.

We used cash of $9,334 and $2,005 in investing activities for the six months ended June 30, 2023 and 2022, respectively, for the purchase of intangible assets.

Cash flow provided from financing activities was $0 for the six months ended June 30, 2023, as compared with cash flows used by financing activities during the six months ended June 30, 2022 amounted to $27,299. Our negative financing cash flow for the six months ended June 30, 2022 resulted from repayment of related party debt.

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

Off Balance Sheet Arrangements

As of June 30, 2023, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2023, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: August 14, 2023

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

