Form 10-Q
period 2023-09-30
SKINVISIBLE, INC.
filed 2023-11-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of November 10, 2023.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2023 and 2022 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2023 and 2022 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$731	$81,378
Accounts receivable	5,000	5,000
Due from related party	43,184	14,073
Prepaid expense and other current assets	3,990	9,495
Total current assets	52,905	109,946

Patents and trademarks, net	132,156	136,847

Total assets	$185,061	$246,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$328,320	$1,201,937
Accrued interest payable	2,420,653	1,955,820
Loan from related party	2,000	—
Loans payable	433,600	433,600
Convertible notes payable	40,000	40,000
Derivative liability	19,048	13,629
Total current liabilities	3,243,621	3,644,986

Convertible notes payable related party, net of unamortized discount of $0 and $1,532,992 respectively	5,372,403	2,992,143
Convertible notes payable, net of unamortized debt discount of $63,786 and $127,434, respectively	288,289	250,267

Total liabilities	8,904,313	6,887,396

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(39,076,697)	(36,998,048)
Total stockholders' deficit	(8,719,252)	(6,640,603)

Total liabilities and stockholders' deficit	$185,061	$246,793

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Revenues	$5,000	$9,316	$15,000	$274,296

Cost of revenues	—	3,300	—	4,808

Gross profit	5,000	6,016	15,000	269,488

Operating expenses
Depreciation and amortization	4,540	4,729	14,024	14,000
Selling general and administrative	113,570	128,454	354,813	376,204
Total operating expenses	118,110	133,183	368,837	390,204

Loss from operations	(113,110)	(127,167)	(353,837)	(120,716)

Other income and (expense)
Gain/(loss) on settlement of debt	—	—	—	144,379
Interest expense	(167,757)	(291,178)	(1,719,393)	(871,692)
Gain/(loss) on change in derivative liability	(6,651)	277	(5,419)	23,719
Total other income (expense)	(174,408)	(290,901)	(1,724,812)	(703,594)

Net income (loss)	$(287,518)	$(418,068)	$(2,078,649)	$(824,310)

Basic income (loss) per common share	$(0.06)	$(0.09)	$(0.46)	$(0.18)

Fully diluted income (loss) per common share	$(0.06)	$(0.09)	$(0.46)	$(0.18)

Basic weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(1,515,056)	(1,515,056)
Balance, March 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,513,104)	$(8,155,659)
Net loss	—	—	—	—	(276,075)	(276,075)
Balance, June 30, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,789,179)	$(8,431,734)
Net loss	—	—	—	—	(287,518)	(287,518)
Balance, September 30, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,076,697)	$(8,719,252)

Balance, December 31, 2021	4,539,843	$4,540	$30,352,905	$—	$(35,773,161)	$(5,415,716)
Net loss	—	—	—	—	(214,519)	(214,519)
Balance, March 31, 2022	4,539,843	4,540	30,352,905	—	(35,987,680)	(5,630,235)
Net loss	—	—	—	—	(191,723)	(191,723)
Balance, June 30, 2022	4,539,843	4,540	30,352,905	—	(36,179,403)	(5,821,958)
Net loss	—	—	—	—	(418,068)	(418,068)
Balance, September 30, 2022	4,539,843	4,540	30,352,905	—	(36,597,471)	(6,240,026)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2023	September 30, 2022

Cash flows from operating activities:
Net Income (loss)	$(2,078,649)	$(824,310)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	14,024	14,000
Amortization of debt discount	1,266,088	495,410
Gain/(loss) on settlement of debt	—	(144,379)
Gain/(loss) on change in derivative liability	5,419	(23,719)
Changes in operating assets and liabilities:
Increase in prepaid assets	5,505	2,440
Decrease (Increase) in accounts receivable	—	(4,918)
Increase in accounts payable and accrued liabilities	278,577	215,649
Decrease in due from related party	(29,111)	—
Increase in accrued interest	464,833	360,507
Net cash provided used in operating activities	(73,314)	90,680

Cash flows from investing activities:
Purchase of intangible assets	(9,333)	(2,005)
Net cash used in investing activities	(9,333)	(2,005)

Cash flows from financing activities:
Payments on related party loans	—	(27,299)
Proceeds from related party loans	2,000	—
Net cash provided by (used in) financing activities	2,000	(27,299)

Net change in cash	(80,647)	61,376

Cash, beginning of period	81,378	66,037

Cash, end of period	$731	$127,413

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5,000
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	1,152,194	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2023, the Company had a net loss of $2,078,649. The Company has also incurred cumulative net losses of $39,076,697 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $5,700,692 since the stated rate of interest approximates market rates.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2023 and December 31, 2022, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the nine months ending September 30, 2023, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 82,981,326 additional shares issuable in connection with outstanding convertible debts as of September 30, 2023.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2023, intangible assets total $132,156, net of $162,298 of accumulated amortization.

Amortization expense for the nine months ended September 30, 2023 and 2022 was $14,024 and $14,000, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2023.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	September 30, 2023	December 31, 2022
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $1,228,066 and $457,389 during the nine months ended September 30, 2023 and 2022, respectively.	$—	$4,220,209

On January 31, 2023, the Company renegotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date.	5,372,402	—
Unamoritzed debt discount	—	(1,228,066)
Total, net of unamortized discount	$5,372,402	$2,992,143

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

As of September 30, 2023, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $12,813 and $12,535 for the nine months ended September 30, 2023 and 2022, respectively.	352,075	352,075
Unamortized debt discount	(63,786)	(101,808)
Total, net of unamortized discount	328,289	250,267
Total Convertible Notes	$328,289	$290,267
Current portion:	40,000	40,000
Total long-term convertible notes	$288,289	$250,267

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

 9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of September 30, 2023 and December 31, 2022, respectively.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	legislative or regulatory changes concerning skincare research and therapies;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our operations and uncertainties related to our business plan and business strategy;
•	changes in economic conditions;
•	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
•	competition; and
•	cybersecurity concerns.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended September 30, 2023, a decrease from $9,316 for the same period ended September 30, 2022.

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $15,000 for the nine months ended September 30, 2023, a decrease from $274,296 for the same period ended September 30, 2022.

The decrease in revenue for the three and nine months ended September 30, 2023, was primarily the result of a decrease in license fees.

Gross Profit

We had $0 in cost of revenues for the three months ended September 30, 2023, compared with $3,300 in cost of revenues for the three months ended September 30, 2022, so our gross profit was $5,000 for the three months ended September 30, 2023, as compared with gross profit of $6,016 for the three ended September 30, 2022. We had $0 in cost of revenues for the nine months ended September 30, 2023, compared with $4,808 in cost of revenues for the nine months ended September 30, 2022, so our gross profit was $15,000 for the nine months ended September 30, 2023, as compared with gross profit of $269,488 for the nine months ended September 30, 2022.

Our gross profit decreased in Q3 2023 due to less revenues from our license with Quoin. We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2023.

Operating Expenses

Operating expenses decreased to $118,110 for the three months ended September 30, 2023, from $133,183 for the same period ended September 30, 2022. Operating expenses decreased to $368,837 for the nine months ended September 30, 2023, from $390,204 for the same period ended September 30, 2022.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the nine months ended September 30, 2023, consisted mainly of accrued salaries and wages of $263,329 and audit and accounting of $33,029. In comparison, our selling, general and administrative expenses for the nine months ended September 30, 2022 consisted mainly of accrued salaries and wages of $245,827 and audit and accounting of $46,528.

Other Expenses

We had other expenses of $174,408 for the three months ended September 30, 2023, as compared with other expenses of $290,901 for the three months ended September 30, 2022. We had other expenses of $1,724,812 for the nine months ended September 30, 2023, as compared with other expenses of $703,594 for the nine months ended September 30, 2022.

Our other expenses for the nine months ended September 30, 2023 consisted mainly of interest expense, netted against a gain on forgiveness of debt and gain on derivative liability changes. Our other expenses for the nine months ended September 30, 2022 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $287,518 for the three months ended September 30, 2023, as compared with a net loss of $418,068 for the three months ended September 30, 2022. We recorded a net loss of $2,078,649 for the nine months ended September 30, 2023, as compared with a net loss of $824,310 for the nine months ended September 30, 2022.

The increase in net loss is primarily the result of the increase in interest expense during the nine months ended September 30, 2023 compared to 2022.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $39,076,697 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of September 30, 2023, we had total current assets of $52,905 and total assets in the amount of $185,061. Our total current liabilities as of September 30, 2023 were $3,243,621. We had a working capital deficit of $3,190,716 as of September 30, 2023, compared with a working capital deficit of $2,920,522 as of June 30, 2023 and $3,535,040 as of December 31, 2022.

Operating activities used $73,314 in cash for the nine months ended September 30, 2023, as compared with $90,680 provided for the nine months ended September 30, 2022. Our negative operating cash flows for 2023 was largely the result of our net loss for those quarter, mainly offset by changes in operating assets and liabilities and the amortization of debt discount. Our positive operating cash flows for 2022 was largely the result of changes in operating assets and liabilities, amortization of debt discount offset mainly by the net loss for the periods.

We used cash of $9,333 and $2,005 in investing activities for the nine months ended September 30, 2023 and 2022, respectively, for the purchase of intangible assets.

Cash flow provided from financing activities was $2,000 for the nine months ended September 30, 2023, as compared with cash flows used by financing activities during the nine months ended September 30, 2022 amounted to $27,299. Our negative financing cash flow for the nine months ended September 30, 2022 resulted from repayment of related party debt.

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

Off Balance Sheet Arrangements

As of September 30, 2023, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2023, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2023, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: November 14, 2023

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

