Form 10-K
period 2023-12-31
SKINVISIBLE, INC.
filed 2024-04-16
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15

U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $400,181

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 4,539,843 common shares as of April 15, 2024

1

PART I

Item 1. Business

Company Overview

We, through our wholly owned subsidiary Skinvisible Pharmaceuticals Inc., are a pharmaceutical research and development (“R&D”) company that has developed and patented an innovative polymer delivery system, Invisicare® and formulated over forty topical skin products, which we out-license globally. We were incorporated in 1998 and target an estimated $80 billion global skincare and dermatology market and a $30 billion global over-the-counter market as well as other healthcare / medical and consumer goods markets. The Company is also exploring new opportunities in large medical markets outside of the dermatology market such as obesity and other potential markets where a topical or transdermal solution would be a viable alternative.

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

Invisicare is specifically formulated to carry water insoluble active and certain cationic active ingredients in water- based products without the use of alcohol, silicones, waxes, or other organic solvents. Products utilizing Invisicare have the proven ability to bond active ingredients to the skin for up to four hours and longer. They are non-occlusive and allow normal skin respiration and perspiration while moisturizing and protecting against exposure from a wide variety of environmental irritants.

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

License Agreement with Quoin

On October 17, 2019, we entered an Exclusive License Agreement with Quoin Pharmaceuticals, Inc., a Delaware corporation (“Quoin”) pursuant to which we granted Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin paid us a license fee of one million USD dollars (USD

$1,000,000) (the “License Fee”) and will additionally pay a single digit royalty interest of all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make a milestone payment of $5 million to us upon achieving the first to occur of either FDA or European Union regulatory approval for one product licensed.

In addition, and upon the successful approval in the US or European Union, whichever occurs first, Skinvisible is entitled to receive a single digit royalty percentage of Quoins net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. Plus, Quoin also agreed to pay Skinvisible 25% of any revenues we receive as royalties in the event that we sublicense any licensed products to a third party.

On June 6, 2022, the Company announced that its licensee Quoin and its product QRX003, was the first Invisicare delivery technology product to receive U.S. FDA Acceptance of Investigational New Drug Application and that Quoin was actively working towards obtaining necessary FDA and other regulatory approvals for marketing the product in the United States and other countries.

On February 14, 2024, the Company announced that there was significant progress in Quoin's clinical trials for product formulations containing Invisicare targeting Netherton Syndrome. The trials focus on the innovative formulation "QRX003," powered by Skinvisible’s Invisicare® proprietary drug delivery technology. The updates include:

•	Positive Initial Data and Clean Safety Profile: The trials have demonstrated positive initial data and a clean safety profile, leading to the implementation of an optimization plan.
•	Optimization Plan Implementation: Quoin has increased the size of both clinical trials significantly and adjusted dosing frequency to twice-daily from once-daily for both trials.
•	Elimination of Lower Dose: In the blinded trial, a lower dose has been eliminated based on the positive outcomes observed.
•	Protocol Amendments: Quoin's press release highlights protocol amendments aimed at enhancing the data set and potentially expediting regulatory approval.

We believe these protocol amendments could ultimately result in the generation of a highly compelling data set, which could support regulatory filings and approval for QRX003 as the first treatment for Netherton Syndrome.

On March 4, 2024 Quoin announced a further milestone: it received FDA Clearance to recruit teen subjects into both ongoing Netherton Syndrome clinical studies. We believe this announcement is important as:

•	Clearance to include teen patients in both Quoin’s open label and placebo-controlled studies are expected to significantly expand the number of eligible subjects, potentially expedite recruitment and lead to a more robust data set.
•	This development represents the first ever inclusion of non-adult subjects in Netherton Syndrome clinical studies conducted under an open Investigational New Drug Application.
•	It is believed that the inclusion of this patient population in Quoin’s studies will be a critical component of the development of a robust data set that could result in regulatory approval with a broad label as QRX003 is being tested both as monotherapy and in conjunction with off-label treatments.

Competition

Market research indicates there is reasonably limited direct competition for Invisicare and patented products in terms of performance capabilities for topically administered skin products. Many companies are seeking unique delivery systems to enhance their portfolio and purchasing companies that have delivery technology.

Nevertheless, our current and potential competitors may have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. Our competitors may also be able to adopt more aggressive pricing policies and devote greater resources to the development, marketing and sale of their products and services than we can. To be competitive, we must continue to invest significant resources in sales and marketing. We may not have sufficient resources to make these investments or to develop the technological advances necessary to be competitive, which in turn will cause our business to suffer and restrict our profitability potential.

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

The FDCA prohibits the marketing of adulterated and misbranded cosmetics. Cosmetic ingredients must also comply with the FDA’s ingredient, quality, and labeling requirements and the FTC’s requirements pertaining to truthful and non-misleading advertising. Cosmetic products and ingredients, except for color additives, are not required to have FDA premarket approval. Manufacturers of cosmetics are also not required to register their establishments, file data on ingredients, or report cosmetic-related injuries to the FDA.

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

Foreign Government Regulation

In general, we will need to comply with the government regulations of each individual country in which our products are to be distributed and sold. These regulations vary in complexity and can be as stringent, and on occasion even more stringent, than FDA regulations in the United States. The level of complexity and stringency is not always precisely understood today for each country, creating greater uncertainty for the international regulatory process. Furthermore, government regulations can change with little to no notice and may result in up-regulation of our product(s), thereby creating a greater regulatory burden for us. We have not yet thoroughly explored the applicable laws and regulations that we will need to comply with in foreign jurisdictions. As a result, it is possible that we may not be permitted to sell our products in foreign markets or expand our business into one or more foreign jurisdictions.

Environmental Laws

We are not subject to any significant or material environmental regulation in the normal operation of our business.

Employees

Currently, we have two employees, including our Director and CEO Terry Howlett.

Subsidiaries

We conduct our operations through our wholly owned subsidiary, Skinvisible Pharmaceuticals, Inc.

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

The extent to which COVID-19 impacts our business, results of operations and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to:

•	the duration and scope of the pandemic;
•	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•	the actions taken in response to economic disruption;
•	the impact of business disruptions;
•	the increase in business failures that we may utilize as industry partners and the customers we serve;
•	uncertainty as to the impact or staff availability during and post the pandemic; and
•	our ability to provide our services, including as a result of our employees or our customers and suppliers working remotely and/or closures of offices and facilities.

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

We expect to experience high debt payments in the future as a result of our outstanding secured and unsecured liabilities. During the year ended December 31, 2021, we entered to settlement agreements to settle various notes. As part of the settlement the principal balance of the notes were settled for cash and all interest due through the date of settlement was forgiven. As of December 31, 2021, the Company has recorded a gain on settlement of the debt of $109,688 associated with the settlement of $298,400 of principal. As of December 31, 2023, $433,600 of the outstanding secured notes payable are past due and in default and have been classified as current notes payable. We also have $40,000 in outstanding unsecured notes that are past due. If we are unable to generate sufficient revenues and/or additional financing to service this debt, there is a risk the lenders will call the notes, secure our assets, as to those applicable secured notes, and demand payment. If this happens, we could go out of business.

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

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2023 of $39,380,488. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

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

If demand for the products that we offer or products that are licensed by our licensees slows, then our business would be materially affected.

Demand for our products and products of our licensees, depends on many factors, including:

•	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products;

•	the competitive environment in the skin care sector or sectors in which products are introduced may force us to reduce prices below our desired pricing level or increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for skin care products in a timely cost-effective manner;

•	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,

•	our ability to identify and respond successfully to emerging trends in the skin care and personal care industries.

For the long term, demand for product offerings may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment;

•	our ability to deliver our products in the markets we intend to service, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond our control may increase the cost of items we purchase, create communication issues or render product delivery difficult which could have a material adverse effect on our sales and profitability; and

•	restrictions on access to North American markets and supplies.

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

Our success depends substantially on the performance of our management team and key personnel. Currently, we have three employees, including our Director and CEO, Terry Howlett. Due to the specialized technical nature of our business, we are particularly dependent on our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

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

We are entirely dependent on the efforts of our management because of the time and effort that they devote to us. They oversee all development strategies, supervise any/all future personnel, and implement our business plan. Their loss, or other key personnel in the future, could have a material adverse effect on our business, financial condition, and results of operations.

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

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	government regulation of our products and services;
•	the establishment of partnerships with other technology companies;
•	intellectual property disputes;
•	additions or departures of key personnel;
•	sales of our common stock
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period to period fluctuations in our financial results.

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

Item 1B. Unresolved Staff Comments

This information is not required for smaller reporting companies.

Item 1C. Cybersecurity

We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, quality audits and communication and reporting structures, among other processes.

As of December 31, 2023, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

The OTCQB is a quotation service that displays real-time quotes, last-sale prices, and volume information in over- the-counter equity securities. Because our stock is traded on the OTCQB, these quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Because we are quoted on the OTCQB, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2023
First Quarter	$0.08	$0.08
Second Quarter	$0.10	$0.10
Third Quarter	$0.07	$0.07
Fourth Quarter	$0.08	$0.08
Fiscal Year Ended December 31, 2022
First Quarter	$0.13	$0.13
Second Quarter	$0.12	$0.12
Third Quarter	$0.17	$0.17
Fourth Quarter	$0.10	$0.10

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

Holders of Our Common Stock

As of April 15, 2024, 2024, we had 4,539,843 shares of our common stock issued and outstanding, held by shareholders of record, other than those held in street name.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2023 and 2022 and to the date of filing this Annual Report, we have not issued any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2023.

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

Under the 2006 Skinvisible, Inc. Stock Option Plan, we reserved 200,000 shares of common stock for the granting of options and rights.

Equity Compensation Plans as of December 31, 2023

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	$—	—
Total	—	$—	—

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

•	the uncertainty of profitability based upon our history of losses;
•	legislative or regulatory changes concerning skincare research and therapies;
•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;
•	risks related to our operations and uncertainties related to our business plan and business strategy;
•	changes in economic conditions;
•	uncertainty with respect to intellectual property rights, protecting those rights and claims of infringement of other’s intellectual property;
•	competition; and
•	cybersecurity concerns

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in this Annual Report under “Risk Factors,” and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward- looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for the Years Ended December 31, 2023 and 2022

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $20,000 for the year ended December 31, 2023, a decrease of $259,296 from $279,296 for the same period ended December 31, 2022.

The 20,000 in revenue for the year ended December 31, 2023, was primarily the result of licensing fees.

Gross Profit

We had $0 in cost of revenues for the year ended December 31, 2023, as compared with $4,808 in cost of revenues for the year ended December 31, 2022, so our gross profit was 20,000, or 100% of sales for 2023 and $274,488, or 98% of sales for 2022.

Our gross profit in 2023 was due to licensing revenue, and we hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2024.

Operating Expenses

Operating expenses decreased to $510,375 for the year ended December 31, 2023, from $512,919 for the same period ended December 31, 2022.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the year December 31, 2023, consisted mainly of accrued salaries and wages of $356,272 and audit and accounting of $40,638. In comparison, Our selling, general and administrative expenses for the year December 31, 2022 consisted mainly of accrued salaries and wages of $328,769 and audit and accounting of $53,638.

Other Expenses

We had other expenses of $1,892,065 for the year ended December 31, 2023, as compared with other expenses of

$986,455 for the year ended December 31, 2022.

Our other expenses for the year ended December 31, 2023, consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes. Our other expenses for the year ended December 31, 2022 consisted mainly of interest expense, netted against a gain on forgiveness of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $2,382,440 for the year ended December 31, 2023, as compared with a net loss of $1,224,887 for the year ended December 31, 2022.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $39,380,488 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2023, we had total current assets of $35,460 and total assets in the amount of $162,869. Our total current liabilities as of December 31, 2023, were $3,512,407. We had a working capital deficit of $3,476,947 as of December 31, 2023, compared with a working capital deficit of $3,535,040 as of December 31, 2022.

Operating activities used $75,969 in cash for the year ended December 31, 2023, as compared with $45,170 provided for the year ended December 31, 2022. Our negative operating cash flows for 2023 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and the amortization of debt discount. Our positive operating cash flows for 2022 was largely the result of changes in operating assets and liabilities, amortization of debt discount offset mainly by the net loss for the periods.

We used cash of $10,521 and $2,530 in investing activities for the years ended December 31, 2023 and 2022, respectively, for the purchase of intangible assets.

Cash flows provided by financing activities during the year ended December 31, 2023 amounted to $6,000, as compared with cash used of $27,299 for the year ended December 31, 2022. Our positive financing cash flow for the year ended December 31, 2023 resulted from proceeds from related part notes. Our negative financing cash flow for the year ended December 31, 2022 resulted from payments on related party loans.

The features of the debt instruments and payables concerning our financing activities are detailed in the footnotes to our financial statements.

Based upon our current financial condition, we do not have sufficient cash to operate our business at the current level for the next twelve months. We intend to fund operations through increased sales and debt and/or equity financing arrangements, which may be insufficient to fund expenditures or other cash requirements. We plan to seek additional financing in a private equity offering to secure funding for operations. There can be no assurance that we will be successful in raising additional capital.

Off Balance Sheet Arrangements

As of December 31, 2023, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2023, we had not recorded a reserve for doubtful accounts.

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm (GreenGrowth CPAs PCOAB #6580)
F-2	Report of Independent Registered Public Accounting Firm (Gries & Associates, LLC)
F-3	Consolidated Balance Sheets as of December 31, 2023 and 2022
F-3	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2023 and 2022
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
F-6	Notes to Consolidated Financial Statements

PCA (5/23)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Skinvisible, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skinvisible, Inc (the Company) as of year end, December 31, 2023, and the related consolidated statements of operations, consolidated statement of stockholders’ deficit, and consolidated statement of cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of December 31, 2022, were audited by other auditors whose report dated March 28, 2023, expressed an unqualified opinion on those statements.

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

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has sustained a net loss of $2,360,848 for the year under audit and has accumulated losses of $39,358,896. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Description of the Matter

Convertible Debentures

As described in the Consolidated Balance Sheet and in Note 5 to the consolidated financial statements, the Company has established convertible debentures of $5,372,402 as of December 31, 2023. The promissory notes are unsecure, due five years from issuance, and bear an interest rate of 10%.

How We Addressed the Matter in Our Audit	Our procedures consisted of performing review of the agreement signed and review of the adjustments made on the renegotiation of the convertible debentures, we also confirmed the unlikelihood of those convertible debentures to be converted. Based on the audit procedures performed, we found the reserve levels to be reasonable.

/s/ GreenGrowth CPAs Los Angeles, CA April 15, 2024 We have served as the Company´s auditor since 2023

APPENDIX 9B

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

Denver, Colorado March 28, 2023

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash	$888	$81,378
Accounts receivable	5,000	5,000
Accounts receivable - Related party	21,592	14,073
Prepaid expense and other current assets	7,980	9,495
Total current assets	35,460	109,946

Patents and trademarks, net	127,409	136,847

Total assets	$162,869	$246,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$438,668	$1,201,937
Accrued interest payable	2,575,595	1,955,820
Loans from related party	6,000	—
Loans payable	433,600	433,600
Convertible notes payable	40,000	40,000
Derivative liability	18,544	13,629
Total current liabilities	3,512,407	3,644,986

Convertible notes payable related party, net of unamortized discount of $0 and $1,532,992 respectively	5,372,403	2,992,143
Convertible notes payable, net of unamortized debt discount of $63,785 and $127,434, respectively	301,102	250,267

Total liabilities	9,185,912	6,887,396

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(39,380,488)	(36,998,048)
Total stockholders' deficit	(9,023,043)	(6,640,603)

Total liabilities and stockholders' deficit	$162,869	$246,793

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	Years ended
	December 31, 2023	December 31, 2022

Revenues	$20,000	$279,296

Cost of revenues	—	4,808

Gross profit	20,000	274,488

Operating expenses
Depreciation and amortization	18,771	18,738
Selling general and administrative	491,604	494,182
Total operating expenses	510,375	512,920

Loss from operations	(490,375)	(238,432)

Other income and (expense)
Gain/(loss) on settlement of debt	—	144,379
Interest expense	(1,887,150)	(1,162,869)
Gain/(loss) on change in derivative liability	(4,915)	32,035
Total other income (expense)	(1,892,065)	(986,455)

Net income (loss)	$(2,382,440)	$(1,224,887)

Basic income (loss) per common share	$(0.52)	$(0.27)

Fully diluted income (loss) per common share	$(0.52)	$(0.27)

Basic weighted average common shares outstanding	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit

Balance, December 31, 2021	4,539,843	4,540	30,352,905	—	(35,773,161)	(5,415,716)
Net loss	—	—	—	—	(1,224,887)	(1,224,887)
Balance, December 31, 2022	4,539,843	4,540	30,352,905	—	(36,998,048)	(6,640,603)
Net loss	—	—	—	—	(2,382,440)	(2,382,440)
Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	Years ended
	December 31, 2023	December 31, 2022

Cash flows from operating activities:
Net loss	$(2,382,440)	$(1,224,887)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	18,771	18,738
Allowance for doubtful accounts	21,592	—
Amortization of debt discount	1,278,901	660,686
Gain/(loss) on settlement of debt	—	(144,379)
Gain/(loss) on change in derivative liability	4,915	(32,035)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	1,515	(1,370)
Decrease (Increase) in accounts receivable	—	(18,991)
Increase (decrease) in accounts payable and accrued liabilities	388,926	306,655
Decrease in due from related party	(29,111)	—
Increase in accrued interest	619,774	480,753
Net cash provided (used in) operating activities	(77,157)	45,170

Cash flows from investing activities:
Purchase of intangible assets	(9,333)	(2,530)
Net cash used in investing activities	(9,333)	(2,530)

Cash flows from financing activities:
Payments on related party loans	—	(27,299)
Proceeds from related party loans	6,000	—
Net cash provided by (used in) financing activities	6,000	(27,299)

Net change in cash	(80,490)	15,341

Cash, beginning of period	81,378	66,037

Cash, end of period	$888	$81,378

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	1,152,194	—

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2023, the Company had a net loss of $2,382,440. The Company has also incurred cumulative net losses of $39,380,488 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2023 and 2022, the Company had recorded allowances for doubtful receivables in the amounts of 21,592 and $0, respectively.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2022 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There 82,981,326 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2023 The shares issuable under each instrument is as follows; 82,981,326 shares issuable under convertible notes.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2023 intangible assets total $127,409, net of $167,045 of accumulated amortization. As of December 31, 2022, intangible assets total $136,847, net of $148,273 of accumulated amortization.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2023.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	December 31, 2023	December 31, 2022

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $3,369,244. The aggregate beneficial conversion feature associated with these notes has been accreted and charged to interest expenses as a financing expense in the amount of $1,228,066 and $457,389 during the year ended December 31, 2023 and 2022, respectively.

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

	5,372,402	—
Unamortized debt discount	—	(1,228,066)
Total, net of unamortized discount	$5,372,402	$2,992,143

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

As of December 31, 2023, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $38,023 and $50,974 for the year ended December 31, 2023 and 2022, respectively.	352,075	352,075
Unamortized debt discount	(50,973)	(101,808)
Total, net of unamortized discount	341,102	250,267

Total Convertible Notes	$341,102	$290,267
Current portion:	40,000	40,000
Total long-term convertible notes	$301,102	$250,267

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $8.3 million as of December 31, 2023 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $39.0 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 are as follows:

As of December 31,	2023	2022
Cumulative tax net operating losses (in millions)	$39.0	$37.0

Deferred tax asset (in millions)	$8.3	$7.8
Valuation allowance (in millions)	(8.3)	(7.8
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2023 and 2022, the Company had gross federal net operating loss carryforwards of approximately $39.0 million and $37.0 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2023 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2023 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2020-2022 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of December 31, 2023 and 2022, respectively.

11.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We (the “Company”) were informed that Gries & Associates, LLC (“Gries”) had sold its business to GreenGrowth CPAs (“GreenGrowth”). On October 17, 2023, we engaged and executed an agreement with GreenGrowth, as the Company’s new independent accountant to replace Gries. The engagement of GreenGrowth was approved by our Board of Directors.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2023. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2024: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	76	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	51	Director

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

For the fiscal year ending December 31, 2023, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2023, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2023, all filings were timely made.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2023 and 2022.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2023 2022	180,000 180,000	—	—	—	—	—	—	180,000(1) 180,000(2)

(1)   Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2023 was $0.

(2)  Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2022 was $0.

Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $0 and $630,000 as of December 31, 2023 and 2022 into our common stock at $0.10 per share at any time until 2028. If exercised, we also agreed to issue one three-year warrant for every two shares converted by Mr. Howlett exercisable at $0.15 per share.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards as of December 31, 2023.

The table below summarizes all compensation of our directors as of December 31, 2023.

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

Mr St. James was paid $6,000 for his services during the year ended December 31, 2023.

On September 22, 2018, we granted an option to purchase 2,000 shares of our common stock to Mr. St. James. The options have a strike price of $1.75. The stock options were exercisable upon grant and have a life of 5 years. The stock options were valued at $35,497 using the Black-Scholes option pricing model. These options expired on September 21, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 12, 2024, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	11,041,001 shares	40%
Common	David St. James(5)	2,000 shares	Less than 1%
Total of All Directors and Executive Officers:		11,043,001 shares	40%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,250,510 shares	37%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Suite 10, Las Vegas, Nevada 89120.
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

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,539,843 shares of common stock issued and outstanding on March 12, 2024.
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 10,886,535 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.
(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,214,510 shares of common stock held in derivative securities.

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

The Company earned $[*] and $0 in royalties under the license agreement during the years ending December 31, 2023 and 2022, respectively.

The Company sold polymer products to Ovation Science Inc and earned $[*] and $0 as of December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, $[*] in advances were repaid to Mr. Howlett. During the year ended December 31, 2023, $[*] in advances were repaid to Ms. McMorran.

As of December 31, 2023, $[*] and $[*] in advances remained due to Mr. Howlett and Ms. McMorran, respectively, and all other related party notes have been extinguished or re-negotiated as convertible notes.

The following table details the notes that are outstanding for Terry Howlett and Doreen McMorran.

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2023
Terry Howlett	June 30, 2019	10%	December 31, 2024	$[*]
Terry Howlett	June 30, 2019	10%	December 31, 2024	$[*]
Terry Howlett	December 31, 2019	10%	December 31, 2019	$[*]
				Accrued Interest as of December 31, 2022
Terry Howlett				$[*]

Noteholder	Date of Note	Interest	Maturity	Outstanding Principal as of December 31, 2023
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$[*]
Doreen McMorran	June 30, 2019	10%	December 31, 2024	$[*]
				Accrued Interest as of December 31, 2023
Doreen McMorran				$[*]

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2022	$35,500	$0	$0	$0
2023	$19,000	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K. Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(4)
2.2	Termination and Release Agreement(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
2	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
3	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
4	Incorporated by reference to the Report on Form 8-K filed on March 29, 2018
5	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
6	Incorporated by reference to the Report on Form 8-K filed on October 22, 2019

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
April 16, 2024

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
April 16, 2024

By:	/s/ David St. James
David St. James
Director
April 16, 2024

