Form 10-Q
period 2024-03-31
SKINVISIBLE, INC.
filed 2024-05-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,539,843 common shares as of May 5, 2024.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (unaudited);

F-2	Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2024 and 2023 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three months ended March 31, 2024 and 2023 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$8,097	$888
Accounts receivable	5,000	5,000
Due from related party	17,592	21,592
Prepaid expense and other current assets	—	7,980
Total current assets	30,689	35,460

Patents and trademarks, net	122,714	127,409

Total assets	$153,403	$162,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$532,888	$438,668
Accrued interest payable	2,729,328	2,575,595
Loans from related party	3,000	6,000
Loans payable	433,600	433,600
Convertible notes payable, net of unamortized debt discount of $38,300 and $63,785, respectively	376,275	40,000
Derivative liability	19,324	18,544
Total current liabilities	4,094,415	3,512,407

Convertible notes payable related party, net of unamortized discount of $0 and $0 respectively	5,372,403	5,372,403
Convertible notes payable	—	301,102

Total liabilities	9,466,818	9,185,912

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,539,843 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	4,540	4,540
Additional paid-in capital	30,352,905	30,352,905
Accumulated deficit	(39,670,860)	(39,380,488)
Total stockholders' deficit	(9,313,415)	(9,023,043)

Total liabilities and stockholders' deficit	$153,403	$162,869

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2024	March 31, 2023

Revenues	$5,000	$5,000

Cost of revenues	—	—

Gross profit	5,000	5,000

Operating expenses
Depreciation and amortization	4,695	4,644
Selling general and administrative	123,489	128,260
Total operating expenses	128,184	132,904

Loss from operations	(123,184)	(127,904)

Other income and (expense)
Gain/(loss) on settlement of debt	—	—
Interest expense	(166,408)	(1,384,114)
Gain/(loss) on change in derivative liability	(780)	(3,038)
Total other income (expense)	(167,188)	(1,387,152)

Net income (loss)	$(290,372)	$(1,515,056)

Basic income (loss) per common share	$(0.06)	$(0.33)

Fully diluted income (loss) per common share	$(0.06)	$(0.33)

Basic weighted average common shares outstanding	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Net loss	—	—	—	—	(290,372)	(290,372)
Balance, March 31, 2024	4,539,843	$4,540	$30,352,905	$—	$(39,670,860)	$(9,313,415)

Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(1,515,056)	(1,515,056)
Balance, March 31, 2023	4,539,843	4,540	30,352,905	—	(38,513,104)	(8,155,659)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023

Cash flows from operating activities:
Net loss	(290,372)	$(1,515,056)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,695	4,644
Amortization of debt discount	12,673	1,240,601
Gain/(loss) on change in derivative liability	780	3,038
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	7,980	5,685
Increase (decrease) in accounts payable and accrued liabilities	94,220	76,313
Decrease in due from related party	4,000	(21,109)
Increase in accrued interest	153,733	154,169
Net cash provided used in operating activities	(12,291)	(51,715)

Cash flows from investing activities:
Purchase of intangible assets	—	(525)
Net cash used in investing activities	—	(525)

Cash flows from financing activities:
Payments on related party loans	(3,000)	—
Proceeds on convertible notes payable	22,500	—
Net cash provided by (used in) financing activities	19,500	—

Net change in cash	7,209	(52,240)

Cash, beginning of period	888	81,378

Cash, end of period	8,097	$29,138

Supplemental disclosure of cash flow information:
Cash paid for interest	—	$—
Cash paid for tax	—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	—	1,152,194

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

1.       DESCRIPTION OF BUSINESS AND HISTORY

Description of business

Skinvisible, Inc., (referred to as the “Company”) is focused on the development and manufacture and sales of innovative topical, transdermal and mucosal polymer-based delivery system technologies and formulations incorporating its patent-pending formula/process for combining hydrophilic and hydrophobic polymer emulsions. The technologies and formulations have broad industry applications within the pharmaceutical, over-the-counter, personal skincare and cosmetic arenas. Additionally, the Company’s non-dermatological formulations, offer solutions for a broad spectrum of markets women’s health, pain management, obesity and others. The Company expects to file a US patent application for the delivery of weight loss actives in the coming days.

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on March 31, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2024, the Company had a net loss of $290,372. The Company has also incurred cumulative net losses of $39,670,860 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2024 and December 31, 2023, the Company recorded a reserve for doubtful accounts of $21,592 and $21,592, respectively.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. The Company conducts its long-lived asset impairment analyses in accordance with ASC 360-10-15, “Impairment or Disposal of Long-Lived Assets”. ASC 360-10-15 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on discounted cash flow analysis or appraisals. As of March 31, 2024, there was no indication of impairment.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2023, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 83,431,326 additional shares issuable in connection with outstanding convertible debts as of March 31, 2024.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2024, intangible assets total $122,714, net of $171,740 of accumulated amortization.

Amortization expense for the three months ended March 31, 2024 and 2023 was $4,695 and $4,644, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of March 31, 2024.

5.        RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2024 and 2023, the Company repaid $3,000 and $0 in advances due to related parties. As of March 31, 2024 and December 31, 2023, the Company had amounts due to related parties of $3,000 and $6,000, respectively.

Convertible Notes Related Party

On January 31, 2023, the Company renegotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date. As of March 31, 2024 and December 31, 2023, the balance of the note was $5,372,402 and $5,372,402, respectively.

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

As of March 31, 2024, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	2024	2023
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The notes have reached maturity and are now in default, under the notes default provisions the entire balance is now due upon demand.	40,000	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	40,000	40,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $12,673 and $12,673 for the three months ended March 31, 2024 and 2023, respectively.	352,075	352,075
Unamortized debt discount	(38,300)	(50,973)
Total, net of unamortized discount	313,775	301,102

$22,500 face value 10% secured notes payable to investors, due in 2025. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock at the rate of $0.075. per share and 150,000 warrants exercisable at $0.10 each for 1 year from grant date.	22,500	—

Total Convertible Notes	$376,275	$341,102
Current portion:	376,275	40,000
Total long-term convertible notes	$—	$301,102

8.   COMMITMENTS AND CONTINGENCIES

License Agreement

On October 17, 2019, Skinvisible entered an Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain $5 million milestone payment to Skinvisible upon achieving regulatory approval milestones for certain drug products. In addition, and upon the successful approval in the US or European Union, whichever occurs first, Skinvisible is entitled to receive a single digit royalty percentage of Quoins net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. Plus, Quoin also agreed to pay Skinvisible 25% of any revenues we receive as royalties in the event that we sublicense any licensed products to a third party. As of March 31, 2024 and December 31, 2023, there were no milestone payments due.

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

 9.   STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,539,843 and 4,539,843 issued and outstanding shares of common stock as of March 31, 2024 and December 31, 2023, respectively.

10.   SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2024 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2023, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

In addition, and upon the successful approval in the US or European Union, whichever occurs first, Skinvisible is entitled to receive a single digit royalty percentage of Quoins net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. Plus, Quoin also agreed to pay Skinvisible 25% of any revenues they receive as royalties in the event they sublicense any licensed products to a third party.

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

Filing of Patent Application

The Company expects to file a US patent application for the delivery of weight loss actives in the coming days.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended March 31, 2024, a decrease from $0 for the same period ended March 31, 2023.

Gross Profit

We had $0 in cost of revenues for the three months ended March 31, 2024, compared with $0 in cost of revenues for the three months ended March 31, 2023, so our gross profit was $5,000 for the three months ended March 31, 2024, as compared with gross profit of $5,000 for the three ended March 31, 2023.

Operating Expenses

Operating expenses decreased to $128,184 for the three months ended March 31, 2024, from $132,904 for the same period ended March 31, 2023.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the three months ended March 31, 2024, consisted mainly of accrued salaries and wages of $87,942 and audit and accounting of $17,610. In comparison, our selling, general and administrative expenses for the three months ended March 31, 2023, consisted mainly of accrued salaries and wages of $92,942 and audit and accounting of $17.810.

Other Expenses

We had other expenses of $167,188 for the three months ended March 31, 2024, as compared with other expenses of $1,387,152 for the three months ended March 31, 2023.

Our other expenses for the three months ended March 31, 2024 consisted mainly of interest expense and losses on derivative liability changes. Our other expenses for the three months ended March 31, 2023 was primarily a result of the increased interest expense resulting from the amortization of debt discounts.

Net Loss

We recorded a net loss of $290,372 for the three months ended March 31, 2024, as compared with a net loss of $1,515,056 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $39,670,860 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of March 31, 2024, we had total current assets of $30,689 and total assets in the amount of $153,403. Our total current liabilities as of March 31, 2024 were $4,094,415. We had a working capital deficit of $4,063,726 as of March 31, 2024, compared with a working capital deficit of $3,476,947 as of December 31, 2023.

Operating activities used $12,291 in cash for the three months ended March 31, 2024, as compared with $51,715 used for the three months ended March 31, 2023. Our negative operating cash flows for 2023 and 2024 was largely the result of our net loss for those quarter, mainly offset by changes in operating assets and liabilities and the amortization of debt discount.

We used cash of $0 and $525 in investing activities for the three months ended March 31, 2024 and 2023, respectively, for the purchase of intangible assets.

Cash flow provided from financing activities was $19,500 for the three months ended March 31, 2024, as compared with no cash flows for financing activities during the three months ended March 31, 2023.

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

Off Balance Sheet Arrangements

As of March 31, 2024, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2024, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

See risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed on April [*], 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: May 15, 2024

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

