Form 10-Q
period 2024-06-30
SKINVISIBLE, INC.
filed 2024-08-15
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,889,843 common shares as of August 14, 2024.

1

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (unaudited);

F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2024 and 2023 (unaudited);

F-4	Consolidated Statements of Cash Flow for the three and six months ended June 30, 2024 and 2023 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$6,990	$888
Accounts receivable	5,000	5,000
Accounts receivable - related party	17,592	21,592
Prepaid expense and other current assets	6,300	7,980
Total current assets	35,882	35,460

Patents and trademarks, net	127,176	127,409

Total assets	$163,058	$162,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$659,692	$438,668
Accrued interest payable	2,872,609	2,575,595
Loans from related party	4,200	6,000
Loans payable	433,600	433,600
Convertible notes payable, net of unamortized debt discount of $25,627 and $63,785, respectively	40,000	40,000
Derivative liability	13,470	18,544
Total current liabilities	4,023,571	3,512,407

Convertible notes payable related party, net of unamortized discount of $0 and $0 respectively	5,372,403	5,372,403
Convertible notes payable	348,948	301,102

Total liabilities	9,744,922	9,185,912

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,889,843 and 4,539,843 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	4,890	4,540
Additional paid-in capital	30,387,555	30,352,905
Accumulated deficit	(39,974,309)	(39,380,488)
Total stockholders' deficit	(9,581,864)	(9,023,043)

Total liabilities and stockholders' deficit	$163,058	$162,869

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$5,000	$5,000	$10,000	$10,000

Cost of revenues	—	—	—	—

Gross profit	5,000	5,000	10,000	10,000

Operating expenses
Depreciation and amortization	4,756	4,840	9,451	9,484
Selling general and administrative	142,937	112,983	266,426	241,243
Total operating expenses	147,693	117,823	275,877	250,727

Loss from operations	(142,693)	(112,823)	(265,877)	(240,727)

Other income and (expense)
Gain/(loss) on settlement of debt	—	—	—	—
Interest expense	(166,610)	(167,522)	(333,018)	(1,551,636)
Gain/(loss) on change in derivative liability	5,854	4,270	5,074	1,232
Total other income (expense)	(160,756)	(163,252)	(327,944)	(1,550,404)

Net income (loss)	$(303,449)	$(276,075)	$(593,821)	$(1,791,131)

Basic income (loss) per common share	$(0.07)	$(0.06)	$(0.13)	$(0.39)

Fully diluted income (loss) per common share	$(0.07)	$(0.06)	$(0.13)	$(0.39)

Basic weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,639,843	4,539,843	4,589,843	4,539,843

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Net loss	—	—	—	—	(290,372)	(290,372)
Balance, March 31, 2024	4,539,843	$4,540	$30,352,905	$—	$(39,670,860)	$(9,313,415)
Units issued for cash	350,000	$350	$34,650	$—	$—	35,000
Net loss	—	—	—	—	(303,449)	(303,449)
Balance, June 30, 2024	4,889,843	$4,890	$30,387,555	$—	$(39,974,309)	$(9,581,864)

Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(1,515,056)	(1,515,056)
Balance, March 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,513,104)	$(8,155,659)
Net loss	—	—	—	—	(276,075)	(276,075)
Balance, June 30, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,789,179)	$(8,431,734)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Net loss	$(593,821)	$(1,791,131)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:		—
Depreciation and amortization	9,451	9,484
Amortization of debt discount	25,346	1,253,275
Gain/(loss) on change in derivative liability	(5,074)	(1,232)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	1,680	1,605
Decrease (Increase) in accounts receivable - related party	4,000	—
Increase (decrease) in accounts payable and accrued liabilities	221,024	178,725
Decrease in due from related party	—	(29,111)
Increase in accrued interest	297,014	309,889
Net cash provided used in operating activities	(40,380)	(68,496)

Cash flows from investing activities:
Purchase of intangible assets	(9,218)	(9,334)
Net cash used in investing activities	(9,218)	(9,334)

Cash flows from financing activities:
Common stock issued for cash	35,000	—
Payments on related party loans	(1,800)	—
Payments on convertible notes payable	22,500	—
Net cash provided by (used in) financing activities	55,700	—

Net change in cash	6,102	(77,830)

Cash, beginning of period	888	81,378

Cash, end of period	$6,990	$3,548

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	—	1,152,194

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on June 30, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2024, the Company had a net loss of $593,821. The Company has also incurred cumulative net losses of $39,974,309 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2024 and December 31, 2023, the Company had not recorded a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2023, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 83,156,326 additional shares issuable in connection with outstanding convertible debts as of June 30, 2024.

Recently issued accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2024, intangible assets total $126,503, net of $177,169 of accumulated amortization.

Amortization expense for the three months ended June 30, 2024 and 2023 was $9,451 and $9,484, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of June 30, 2024.

5.       RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2024 and 2023, the Company repaid net $1,800 and $0 in advances due to related parties. As of June 30, 2024 and December 31, 2023, the Company had amounts due from related parties of $4,200 and $6,000, respectively.

Convertible Notes Related Party

On January 31, 2023, the Company renegotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date. As of June 30, 2024 and December 31, 2023, the balance of the note was $5,372,402 and $5,372,402, respectively.

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

As of June 30, 2024, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $25,346 and $25,346 for the six months ended June 30, 2024 and 2023, respectively.	352,075	352,075
Unamortized debt discount	(25,627)	(50,973)
Total, net of unamortized discount	326,448	301,102

$22,500 face value 10% secured notes payable to investors, due in 2025. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock at the rate of $0.075. per share and 150,000 warrants exercisable at $0.10 each for 1 year from grant date.	22,500	—

Total Convertible Notes	$388,948	$341,102
Current portion:	388,948	40,000
Total long-term convertible notes	$—	$301,102

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

 9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,889,843 and 4,539,843 issued and outstanding shares of common stock as of June 30, 2024 and December 31, 2023, respectively.

During May 2024, the Company sold 350,000 units at $0.10 per unit, where one unit consists of one share of common stock and a warrant (the “Warrant”) with the right to purchase one-half of one share of Common Stock. The Warrant will be exercisable for a period of 1 year from the date of issuance at $0.20 per share.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

In addition, and upon the successful approval in the US or European Union, whichever occurs first, Skinvisible is entitled to receive a single digit royalty percentage of Quoins net sales revenues for any licensed product covered by the patent rights licensed under the License Agreement. Plus, Quoin also agreed to pay Skinvisible 25% of any revenues they receive as royalties in the event that they sublicense any licensed products to a third party.

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

On March 4, 2024, Quoin announced a further milestone: it received FDA Clearance to recruit teen subjects into both ongoing Netherton Syndrome clinical studies. We believe this announcement is important as:

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

Patent Applications for Transdermal Delivery for Obesity and Glucose-Controlling Agents

In May and June of 2024, we filed provisional patent applications covering formulations that leverage Invisicare for the transdermal administration of obesity drugs and glucose-controlling agents for diseases such as diabetes. The patents are titled "Transdermal Delivery Composition for Delivery of CB-1 Receptor Antagonists and/or GLP-1 Receptor Agonists, and Method of Delivery” and “Transdermal Delivery Composition for Delivery of at Least One Glucose Controlling Agent, and Method of Delivering at Least One Glucose Controlling Agent.”

The patent applications focus on the use of Invisicare in a transdermal delivery technology designed to incorporate CB-1 receptor antagonists and/or GPL-1 receptor agonists, with drugs known for their potential in obesity management and for glucose-controlling agents, into a lotion that is applied topically to the skin using a metered applicator. Studies have demonstrated the superior transdermal penetration and controlled release of other active compounds using Invisicare's innovative technology, with certain actives exhibiting up to a tenfold increase in transdermal delivery effectiveness. By utilizing Invisicare, we aim to not only offer patients a convenient and effective alternative to traditional oral or injectable therapies but to also enhance drug efficacy and potentially significantly reduce side effects as transdermal delivery avoids first-pass metabolism. Additionally, for long-term treatment of obesity and glucose controlling agents, a transdermal delivery system could feasibly provide a convenient method for administering maintenance doses for these medications.

We are actively pursuing strategic partnerships with pharmaceutical and/or biotech companies to facilitate the introduction of the first transdermal obesity therapies to market and to explore the application of its delivery platform across diverse disease domains.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended June 30, 2024 and $5,000 for the same period ended June 30, 2023.

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $10,000 for the six months ended June 30, 2024.

We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2024. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Gross Profit

We had $0 in cost of revenues for the three and six months ended June 30, 2024, compared with $0 in cost of revenues for the three and six months ended June 30, 2023, so our gross profit was $5,000 and $10,000 for the three and six months ended June 30, 2024, respectively, as compared with gross profit of $5,000 and $10,000 for the three and six ended June 30, 2023, respectively.

Operating Expenses

Operating expenses increased to $147,693 for the three months ended June 30, 2024, from $117,823 for the same period ended June 30, 2023.

Operating expenses increased to $275,877 for the six months ended June 30, 2024, from $250,727 for the same period ended June 30, 2023.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the six months ended June 30, 2024, consisted mainly of accrued salaries and wages of $175,885 and audit and accounting of $31.638. In comparison, our selling, general and administrative expenses for the six months ended June 30, 2023, consisted mainly of accrued salaries and wages of $180,365 and audit and accounting of $25,419.

Other Expenses

We had other expenses of $160,756 for the three months ended June 30, 2024, as compared with other expenses of $163,252 for the three months ended June 30, 2023.

We had other expenses of $327,944 for the six months ended June 30, 2024, as compared with other expenses of $1,550,404 for the six months ended June 30, 2023.

Our other expenses for the three and six months ended June 30, 2024 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $303,449 for the three months ended June 30, 2024, as compared with a net loss of $276,075 for the three months ended June 30, 2023. We recorded a net loss of $593,821 for the six months ended June 30, 2024, as compared with a net loss of $1,791,131for the six months ended June 30, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $39,974,309 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2024, we had total current assets of $35,882 and total assets in the amount of $163,058. Our total current liabilities as of June 30, 2024 were $4,023,571. We had a working capital deficit of $3,987,689 as of June 30, 2024, compared with a working capital deficit of $3,476,947 as of December 31, 2023.

Operating activities used $40,380 in cash for the six months ended June 30, 2024, as compared with $68,496 used for the six months ended June 30, 2023. Our negative operating cash flows for 2023 and 2024 was largely the result of our net loss for those quarter, mainly offset by changes in operating assets and liabilities and the amortization of debt discount.

We used cash of $9,218 and $9,334 in investing activities for the six months ended June 30, 2024 and 2023, respectively, for the purchase of intangible assets.

Cash flow provided from financing activities was $55,700 for the six months ended June 30, 2024, as compared with no cash flows for financing activities during the six months ended June 30, 2023.

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

Off Balance Sheet Arrangements

As of June 30, 2024, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2024, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

Our business faces many risks, a number of which are described in the section captioned “Risk Factors” in our Annual Report for the year ended December 31, 2024, filed with the SEC on April 16, 2024. The risks described in our Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our Annual Report or described below occur, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our Annual Report and below, and the information contained in the section captioned “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report before deciding whether to invest in our securities.

Our failure to protect our intellectual property rights may undermine our competitive position, and external infringements of our intellectual property rights may adversely affect our business.

Our success and ability to compete depends in part on our intellectual property. We primarily rely on a combination of patent, trademark, trade secret, and copyright laws, as well as confidentiality procedures and contractual restrictions with our employees, contractors and others to establish and protect our intellectual property rights. However, confidentiality and license arrangements may be breached by counterparties, and there may not be adequate remedies available to us for any such breach. Accordingly, we may not be able to effectively protect our intellectual property rights or to enforce our contractual rights. In addition, our trade secrets may be leaked or otherwise become available to, or be independently discovered by, our competitors. The steps we take to protect our intellectual property rights may be inadequate or we may be unable to secure intellectual property protection for some of our properties. Infringement of intellectual property rights continues to pose a serious risk of doing business.

We have filed, and may in the future file, patent applications, such as the two patent applications we have included in this Quarterly Report. It is possible, however, that these innovations may not be patentable. In addition, given the cost, effort and risks associated with patent application, we may choose not to seek patent protection for some innovations. Furthermore, our patent applications may not lead to granted patents, the scope of the protection gained may be insufficient or an issued patent may be deemed invalid or unenforceable. In addition, we have filed, and may continue to file, applications on certain of our trademarks, which may not always be approved on a timely basis, or at all. We also cannot guarantee that any of our present or future patents, trademarks or other intellectual property rights will not lapse or be invalidated, circumvented, challenged, or abandoned.

If we are unable to protect our intellectual property, our competitors could use our intellectual property to market offerings similar to ours and our ability to compete effectively would be impaired. Moreover, others may independently develop drug delivery treatments that are competitive to ours or infringe on our intellectual property. The enforcement of our intellectual property rights depends on our legal actions against these infringers being successful, but we cannot be sure these actions will be successful, even when our rights have been infringed. In addition, defending our intellectual property rights might entail significant expense and diversion of management resources. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigations. We can provide no assurance that we will prevail in such litigations, and, even if we do prevail, we may not obtain a meaningful relief. Accordingly, despite our efforts, we may be unable to prevent external parties from infringing or misappropriating our intellectual property. Any intellectual property that we own may not provide us with competitive advantages or may be successfully challenged by external parties.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 4, 2024, we issued a total of 350,000 units to accredited investors, where each unit was priced at $0.10 per unit and consists of one share of common stock in the company and a warrant to purchase one-half of one share of common stock in the company, exercisable for one year from issuance with an exercise price at $0.20 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 and/or Regulation S promulgated thereunder. The investor represented the intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: August 15, 2024

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

