Form 10-Q
period 2024-09-30
SKINVISIBLE, INC.
filed 2024-11-19
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,889,843 common shares as of November 14, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited);

F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited);

F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (unaudited);

F-4	Consolidated Statements of Cash Flow for the nine months ended September 30, 2024 and 2023 (unaudited);

F-5	Notes to Consolidated Financial Statements.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash	$612	$888
Accounts receivable	1,000	5,000
Due from related party	21,592	21,592
Prepaid expense and other current assets	4,200	7,980
Total current assets	27,404	35,460

Patents and trademarks, net	121,239	127,409

Total assets	$148,643	$162,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,150,113	$438,668
Accrued interest payable	2,641,522	2,575,595
Loans from related party	9,364	6,000
Loans payable	433,600	433,600
Convertible notes payable, net of unamortized debt discount of $38,300 and $63,785, respectively	401,761	40,000
Derivative liability	7,348	18,544
Total current liabilities	4,643,708	3,512,407

Convertible notes payable related party, net of unamortized discount of $0 and $0 respectively	5,372,403	5,372,403
Convertible notes payable	—	301,102

Total liabilities	10,016,111	9,185,912

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 4,889,843 and 4,539,843 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	4,890	4,540
Shares payable	1,000	—
Additional paid-in capital	30,387,555	30,352,905
Accumulated deficit	(40,260,913)	(39,380,488)
Total stockholders' deficit	(9,867,468)	(9,023,043)

Total liabilities and stockholders' deficit	$148,643	$162,869

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$5,000	$5,000	$15,000	$15,000

Cost of revenues	—	—	—	—

Gross profit	5,000	5,000	15,000	15,000

Operating expenses
Depreciation and amortization	5,937	4,540	15,388	14,024
Selling general and administrative	124,032	113,570	390,458	354,813
Total operating expenses	129,969	118,110	405,846	368,837

Loss from operations	(124,969)	(113,110)	(390,846)	(353,837)

Other income and (expense)
Interest expense	(167,757)	(167,757)	(500,775)	(1,719,393)
Gain/(loss) on change in derivative liability	6,122	(6,651)	11,196	(5,419)
Total other income (expense)	(161,635)	(174,408)	(489,579)	(1,724,812)

Net income (loss)	$(286,604)	$(287,518)	$(880,425)	$(2,078,649)

Basic income (loss) per common share	$(0.06)	$(0.06)	$(0.19)	$(0.46)

Fully diluted income (loss) per common share	$(0.06)	$(0.06)	$(0.19)	$(0.46)

Basic weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

Fully diluted weighted average common shares outstanding	4,539,843	4,539,843	4,539,843	4,539,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares Payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Net loss	—	—	—	—	(290,372)	(290,372)
Balance, March 31, 2024	4,539,843	$4,540	$30,352,905	$—	$(39,670,860)	$(9,313,415)
Units issued for cash	350,000	$350	$34,650	$—	$—	35,000
Net loss	—	—	—	—	(303,449)	(303,449)
Balance, June 30, 2024	4,889,843	$4,890	$30,387,555	$—	$(39,974,309)	$(9,581,864)
Units issued for cash	—	—	$—	1,000	—	$1.000
Net loss	—	—	—	—	(286,604)	(286,604)
Balance, September 30, 2024	4,889,843	$4,890	$30,387,555	$1,000	$(40,260,913)	$(9,867,468)

Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(1,515,056)	(1,515,056)
Balance, March 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,513,104)	$(8,155,659)
Net loss	—	—	—	—	(276,075)	(276,075)
Balance, June 30, 2023	4,539,843	$4,540	$30,352,905	$—	$(38,789,179)	$(8,431,734)
Net loss	—	—	—	—	(287,518)	(287,518)
Balance, September 30, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,076,697)	$(8,719,252)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net loss	$(880,425)	$(2,078,649)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:		—
Depreciation and amortization	15,388	14,024
Amortization of debt discount	38,159	1,266,088
Gain/(loss) on change in derivative liability	(11,196)	5,419
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	3,780	5,505
Increase (decrease) in accounts payable and accrued liabilities	711,445	278,577
Decrease in due from related party	—	(29,111)
Increase in accrued interest	65,927	464,833
Net cash provided used in operating activities	(52,922)	(73,314)

Cash flows from investing activities:
Purchase of intangible assets	(9,218)	(9,333)
Net cash used in investing activities	(9,218)	(9,333)

Cash flows from financing activities:
Common stock issued for cash	36,000	—
Proceeds on related party loans	5,164	2,000
Repayment on related party loans	(1,800)	—
Payments on convertible notes payable	22,500	—
Net cash provided by (used in) financing activities	61,864	2,000

Net change in cash	(276)	(80,647)

Cash, beginning of period	888	81,378

Cash, end of period	$612	$731

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	—	1,152,194

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X , and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements on Form 10-K filed with the SEC on April 16, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2024, the Company had a net loss of $880,425. The Company has also incurred cumulative net losses of $40,260,913 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2023, since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 83,156,326 additional shares issuable in connection with outstanding convertible debts as of September 30, 2024.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and trademarks and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2024, intangible assets total $121,239, net of $182,433 of accumulated amortization.

Amortization expense for the nine months ended September 30, 2024 and 2023 was $15,388 and $14,024, respectively. License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of September 30, 2024.

5.       RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024 and 2023, the Company was advanced $5,614 and $2,000 and repaid $1,800 and $0 to related parties. As of September 30, 2024 and December 31, 2023, the Company had amounts due from related parties of $9,364 and $6,000, respectively.

Convertible Notes Related Party

On January 31, 2023, the Company renegotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date. As of September 30, 2024 and December 31, 2023, the balance of the note was $5,372,402 and $5,372,402, respectively.

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

As of September 30, 2024, $433,600 of the outstanding notes payable are past due and in default and have been classified as current notes payable.

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $38,160 and $38,160 for the nine months ended September 30, 2024 and 2023, respectively.	352,075	352,075
Unamortized debt discount	(12,814)	(50,973)
Total, net of unamortized discount	339,261	301,102

$22,500 face value 10% secured notes payable to investors, due in 2025. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock at the rate of $0.075. per share and 150,000 warrants exercisable at $0.10 each for 1 year from grant date.	22,500	—

Total Convertible Notes	$401,761	$341,102
Current portion:	401,761	40,000
Total long-term convertible notes	$—	$301,102

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

 9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 4,889,843 and 4,539,843 issued and outstanding shares of common stock as of September 30, 2024 and December 31, 2023, respectively.

During May 2024, the Company sold 350,000 units consisting of one share of common stock and one half, one year warrant exercisable at $0.20 for $35,000.

On July 9, 2024, the Company sold 2,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60 for $1,000. As of September 30, 2024, the shares have not been issued and have been included in Stock payable.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On June 27, 2024, Quoin announced an International Expansion of ongoing clinical trials for Netherton Syndrome in Saudia Arabia. The site is currently treating Netherton patients who are eligible for recruitment into Quoin studies.

On October 22, 2024 Quoin announced Further International Expansion of Ongoing Clinical Trials for Netherton Syndrome with Two Additional Clinical Sites to be Opened in the United Kingdom where Both Sites are Recognized Centers of Excellence for Netherton Syndrome in the UK.

On November 5, 2024 Quoin Pharmaceuticals initiates clinical testing of lead product in pediatric Netherton Syndrome patient. This clinical assessment is being performed on a pediatric patient at children’s health Ireland in Dublin; the first evaluation of QRX003, powered by Skinvisible’s Invisicare technology, in a pediatric patient.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended September 30, 2024 as compared with $5,000 for the same period ended September 30, 2023.

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $15,000 for the nine months ended September 30, 2024, as compared with $15,000 for the same period ended September 30, 2023.

We hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2024. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Gross Profit

We had $0 in cost of revenues for the three and nine months ended September 30, 2024, compared with $0 in cost of revenues or the three and nine months ended September 30, 2023, so our gross profit was $5,000 and $5,000 for the three and nine months ended September 30, 2024, respectively, as compared with gross profit of $15,000 and $15,000 for the three and nine ended September 30, 2023, respectively.

Our gross profit in 2024 and 2023 was due to licensing revenue, and we hope to generate more revenues from our licenses with Quoin and Ovation for the rest of 2024 and into 2025.

Operating Expenses

Operating expenses increased to $129,969 for the three months ended September 30, 2024, from $118,110 for the same period ended September 30, 2023.

Operating expenses increased to $405,846 for the nine months ended September 30, 2024, from $368,837 for the same period ended September 30, 2023.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the nine months ended September 30, 2024, consisted mainly of accrued salaries and wages of $262,827 and audit and accounting of $37,747. In comparison, our selling, general and administrative expenses for the nine months ended September 30, 2023, consisted mainly of accrued salaries and wages of $263,329 and audit and accounting of $33,029.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Expenses

We had other expenses of $161,635 for the three months ended September 30, 2024, as compared with other expenses of $174,408 for the three months ended September 30, 2023.

We had other expenses of $489,579 for the nine months ended September 30, 2024, as compared with other expenses of $1,724,812 for the nine months ended September 30, 2023.

Our other expenses for the three and nine months ended September 30, 2024 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $286,604 for the three months ended September 30, 2024, as compared with a net loss of $287,518 for the three months ended September 30, 2023. We recorded a net loss of $880,425 for the nine months ended September 30, 2024, as compared with a net loss of $2,078,649 for the nine months ended September 30, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $40,260,913 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of September 30, 2024, we had total current assets of $27,404 and total assets in the amount of $148,643. Our total current liabilities as of September 30, 2024 were $4,643,708. We had a working capital deficit of $4,616,304 as of September 30, 2024, compared with a working capital deficit of $3,476,947 as of December 31, 2023.

Operating activities used $52,922 in cash for the nine months ended September 30, 2024, as compared with $73,314 used for the nine months ended September 30, 2023. Our negative operating cash flows for 2023 and 2024 was largely the result of our net loss for those quarter, mainly offset by changes in operating assets and liabilities and the amortization of debt discount.

We used cash of $9,218 and $9,334 in investing activities for the nine months ended September 30, 2024 and 2023, respectively, for the purchase of intangible assets.

Cash flow provided from financing activities was $61,864 for the nine months ended September 30, 2024, as compared with $2,000 provided by cash flows for financing activities during the nine months ended September 30, 2023.

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

Off Balance Sheet Arrangements

As of September 30, 2024, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2024, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2024, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2025: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K and Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: November 19, 2024

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

