Form 10-K
period 2024-12-31
SKINVISIBLE, INC.
filed 2025-04-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ________
Commission file number: 000-25911

Skinvisible, Inc.
(Exact name of registrant as specified in its charter)
Nevada	88-0344219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6320 South Sandhill Road, Unit 9, Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 702.433.7154
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	not applicable
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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter . $3,524,063

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,316,843 common shares as of April 10, 2025

1

PART I

Item 1. Business

Company Overview

We, through our wholly owned subsidiary Skinvisible Pharmaceuticals Inc., are a pharmaceutical research and development (“R&D”) company that has developed and patented an innovative polymer delivery system, Invisicare® and formulated over forty topical skin products, which we out-license globally. We were incorporated in 1998 and target an estimated $80 billion global skincare and dermatology market and a $30 billion global over-the-counter market as well as other healthcare / medical and consumer goods markets. We are also exploring new opportunities in large medical markets outside of the dermatology market such as obesity and other potential markets where a topical or transdermal solution would be a viable alternative.

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

On October 22, 2024, Quoin announced further International Expansion of ongoing clinical trials for Netherton Syndrome with two additional clinical sites to be opened in the United Kingdom where both sites are recognized Centers of Excellence for Netherton Syndrome in the UK.

On November 5, 2024, Quoin Pharmaceuticals initiated clinical testing of its lead product in a pediatric Netherton Syndrome patient. This clinical assessment is being performed on a pediatric patient at children’s health Ireland in Dublin; the first evaluation of QRX003, powered by Skinvisible’s Invisicare technology, in a pediatric patient.

On December 19, 2024, Quoin Pharmaceuticals announced FDA clearance to initiate a new additional Netherton Syndrome (NS) clinical study for QRX003. The company further announced that the study will be conducted by Dr. Amy Paller, of Northwestern University. It is planned that up to eight subjects will be enrolled into the study and will have QRX003 applied twice daily to greater than 80% of their entire body surface area (BSA) over a 12-week period. By comparison, in Quoin’s ongoing open-label and double-blind clinical studies, QRX003 is applied to approximately 20% of the subject’s BSA, typically the arms and lower leg. This new study, designed to mimic how NS patients will use QRX003 if approved, represents the most extensive use of QRX003 in a clinical setting to date. It is anticipated that the data generated from this study will be used to supplement the data package to support the potential regulatory approval of QRX003 as a treatment for NS.

Quoin also announced other key developments, including:

•	Significant clinical improvements in both open label and pediatric studies including subject's disease classification improved from "severe" to "mild" after 6 weeks dosing;
•	No adverse events or safety concerns reported to date from each of Quoin's ongoing clinical studies in Netherton Syndrome subjects; and
•	License of Netherton Syndrome product QRX003 with Invisicare delivery technology in 60 countries.

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

We do not have sufficient cash nor do we have a significant source of revenues to cover our operational costs and allow us to continue as a going concern.  The Company anticipates generating revenues through the licensing of its core products and if that is not sufficient we may seek to raise additional operating capital to implement our business plan in an offering of our common stock or debt.  Our plan requires capital to operate for the next twelve months. However, there can be no assurance that the revenues generated or that such an offering will be successful. You may lose your entire investment

Our failure to raise additional capital or generate cash flows necessary to expand our operations could reduce our ability to compete successfully and adversely affect our results of operations.

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

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2024 of $39,946,142. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

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

We have identified a material weakness in our internal controls over financial reporting and we cannot provide assurances that this weakness will be effectively remediated or that additional material weaknesses will not occur in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As described in Part II, Item 9A, "Controls and Procedures," management identified a material weakness as of December 31, 2024 relating to the lack of an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. As part of management's evaluation of this material weakness, it has been identified that certain other deficiencies in control activities have materialized as a result of the deficiency in the Company's risk assessment.

We are actively engaged in the planning for, and implementation of, remediation efforts to address this material weakness, but there can be no assurance that those efforts will be successful. A material weakness will not be considered remediated until the updated controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. If we do not remediate this material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and our financial statements may contain material misstatements or omissions. In addition, we may experience delays or be unable to meet our reporting obligations or to comply with SEC rules and regulations, which could result in investigations and sanctions by regulatory authorities. Any of these results may, among other adverse consequences, cause investors to lose confidence in our reported financial information, incur the expense of remediation, result in regulatory scrutiny, litigation, investigations or enforcement actions, limit our ability to access the capital markets, lead to a decline in our stock price, and otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2024, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

	High	Low
Fiscal Year Ended December 31, 2024
First Quarter	$.09	$.06
Second Quarter	$.21	$.06
Third Quarter	$.85	$.35
Fourth Quarter	$.82	$.34

Fiscal Year Ended December 31, 2023
First Quarter	$.08	$.08
Second Quarter	$.10	$.10
Third Quarter	$.07	$.07
Fourth Quarter	$.08	$.08

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

Holders of Our Common Stock

As of April 10, 2025, we had 5,316,843 shares of our common stock issued and outstanding, held by ___ shareholders of record, other than those held in street name.

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

Recent Sales of Unregistered Securities

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 5,316,843 and 4,539,843 issued and outstanding shares of common stock as of December 31, 2024 and 2023, respectively.

On February 5, 2024, the Company issued 300,000 units consisting of one share of common stock and one-half two-year warrant exercisable at $0.10 valued at $208,000 for the conversion of notes payable.

During the year ended December 31, 2024, the Company sold 402,000 units consisting of one share of common stock and one half, one year warrant exercisable at $0.20 for $66,000, of which 25,000 shares sold for $10,000 were not issued and included in stock payable.

On August 26, 2024, the Company issued 50,000 warrants valued at $26,000 for services.

On October 14, 2024, the Company issued 75,000 shares valued at $42,750 for services.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2024.

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

We currently have no shares under our Stock Option Plan.

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

Results of Operations for the Years Ended December 31, 2024 and 2023

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $20,000 for each of the years ended December 31, 2024 and 2023.

We hope to generate more revenues from our licenses with Quoin and Ovation in 2025. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

 Gross Profit

We had $0 in cost of revenues for the year ended December 31, 2024 and 2023, so our gross profit was $20,000, or 100% of sales for 2024 and 2023.

Operating Expenses

Operating expenses increased to $609,589 for the year ended December 31, 2024, from $510,375 for the year ended December 31, 2023.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the year December 31, 2024, consisted mainly of accrued salaries and wages of $351,269 and audit and accounting of $56,857. In comparison, our selling, general and administrative expenses for the year December 31, 2023, consisted mainly of accrued salaries and wages of $356,272 and audit and accounting of $40,638.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Income (Expenses)

We had other income of $23,935 for the year ended December 31, 2024, as compared with other expenses of $1,892,065 for the year ended December 31, 2023.

Our other income for the year ended December 31, 2024, consisted mainly of interest expense netted against a gain on settlement of debt. Our other expenses for the year ended December 31, 2023 consisted mainly of interest expense, netted against and gain on derivative liability changes.

Net Loss

We recorded a net loss of $565,654 for the year ended December 31, 2024, as compared with a net loss of $2,382,440 for the year ended December 31, 2023.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $39,946,142 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2024, we had total current assets of $42,028 and total assets in the amount of $158,217. Our total current liabilities as of December 31, 2024, were $3,719,687. We had a working capital deficit of $3,677,659 as of December 31, 2024, compared with a working capital deficit of $3,476,947 as of December 31, 2023.

Operating activities used $69,834 in cash for the year ended December 31, 2024, as compared with $75,969 used for the year ended December 31, 2023. Our negative operating cash flows for 2024 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and the amortization of debt discount. Our negative operating cash flows for 2023 was the result of our net loss for the year, mainly offset by changes in operating assets and liabilities and the amortization of debt discount.

We used cash of $9,218 and $10,521 in investing activities for the years ended December 31, 2024 and 2023, respectively, for the purchase of fixed and intangible assets.

Cash flows provided by financing activities during the year ended December 31, 2024 amounted to $88,500, as compared with cash provided of $6,000 for the year ended December 31, 2023. Our positive financing cash flow for the year ended December 31, 2024 resulted from common stock issued for cash and proceeds from notes payable. Our positive financing cash flow for the year ended December 31, 2023 resulted from proceeds from related part notes.

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

Off Balance Sheet Arrangements

As of December 31, 2024, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2024, we had not recorded a reserve for doubtful accounts.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-3	Consolidated Balance Sheets as of December 31, 2024 and 2023
F-3	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2024 and 2023
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Skinvisible, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

I.	Accounting for Convertible Notes

Critical Audit Matter Description

As discussed in Note 11 to the consolidated financial statements, the Company issued a convertible note during 2024, which contained embedded features. Under ASC 815, Derivatives and Hedging, management is required to assess whether these embedded features should be bifurcated and accounted for separately as derivative liabilities.

The auditing of the Company convertible note involved especially challenging auditor judgment due to the complexity of the embedded features and the application of complex accounting guidance and consideration of various terms and conditions within the convertible note agreement.

Audit Response

Our audit procedures to address the accounting of the convertible note included the following, among others:

-	We obtained and read the terms and conditions of the convertible note issued to understand the various features associated with the convertible note.
-	We assessed whether the embedded features met the bifurcation criteria under ASC 815, including the evaluation of whether these features were clearly and closely related to the debt host.
-	We evaluated management’s application of ASC 815-15 and ASC 480 to determine whether the identified embedded features should be classified as derivatives and assessed the appropriateness of their conclusions.
-	We evaluated the competency and objectivity of management’s expert engaged by the Company to assist in the accounting analysis of the convertible note.

/s/ GreenGrowth CPAs

April 14, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$10,336	$888
Accounts receivable	5,000	5,000
Due from related party	17,592	21,592
Prepaid expense and other current assets	9,100	7,980
Total current assets	42,028	35,460

Patents and trademarks, net	116,189	127,409

Total assets	$158,217	$162,869

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$858,993	$438,668
Accrued interest payable	2,784,909	2,575,595
Loans from related party	13,364	6,000
Loans payable	—	433,600
Convertible notes payable, net of unamortized debt discount of $0 and $63,785, respectively	—	40,000
Derivative liability	22,420	18,544
Total current liabilities	3,679,686	3,512,407

Convertible notes payable related party, net of unamortized discount of $0 and $0 respectively	5,372,403	5,372,403
Convertible notes payable	352,075	301,102

Total liabilities	9,404,164	9,185,912

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,316,843 and 4,539,843 shares issued and outstanding at December 31, 2024 and 2023, respectively	5,317	4,540
Shares payable	10,000	—
Additional paid-in capital	30,684,878	30,352,905
Accumulated deficit	(39,946,142)	(39,380,488)
Total stockholders' deficit	(9,245,947)	(9,023,043)

Total liabilities and stockholders' deficit	$158,217	$162,869

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(AUDITED)

	Years ended
	December 31, 2024	December 31, 2023

Revenues	$20,000	$20,000

Cost of revenues	—	—

Gross profit	20,000	20,000

Operating expenses
Depreciation and amortization	20,438	18,771
Selling general and administrative	589,151	491,604
Total operating expenses	609,589	510,375

Loss from operations	(589,589)	(490,375)

Other income and (expense)
Gain/(loss) on settlement of debt	697,249	—
Interest expense	(669,438)	(1,887,150)
Gain/(loss) on change in derivative liability	(3,876)	(4,915)
Total other income (expense)	23,935	(1,892,065)

Net loss	$(565,654)	$(2,382,440)

Basic loss per common share	$(0.11)	$(0.52)

Fully diluted loss per common share	$(0.11)	$(0.52)

Basic weighted average common shares outstanding	5,061,350	4,539,843

Fully diluted weighted average common shares outstanding	5,061,350	4,539,843

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2022	4,539,843	$4,540	$30,352,905	$—	$(36,998,048)	$(6,640,603)
Net loss	—	—	—	—	(2,382,440)	(2,382,440)
Balance, December 31, 2023	$4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Shares issued for conversion of notes payable	300,000	300	207,700	—	—	208,000
Shares and warrants issued for services	75,000	75	68,675	—	—	68,750
Units issued for cash	402,000	402	55,598	10,000	—	66,000
Net loss	—	—	—	—	(565,654)	(565,654)
Balance, December 31, 2024	5,316,843	5,317	30,684,878	10,000	(39,946,142)	(9,245,947)

See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	Years ended
	December 31, 2024	December 31, 2023

Cash flows from operating activities:
Net loss	(565,654)	$(2,382,440)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:		—
Shares issued for services	68,750	—
Allowance for doubtful accounts		21,592
Depreciation and amortization	20,438	18,771
Amortization of debt discount	50,973	1,278,901
(Gain)/loss on settlement of debt	(697,249)	—
(Gain)/loss on change in derivative liability	3,876	4,915
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	(1,120)	1,515
Decrease (Increase) in due from related party	4,000	—
Increase (decrease) in accounts payable and accrued liabilities	420,325	388,926
Decrease in due to related party	7,364	(29,111)
Increase in accrued interest	618,463	619,774
Net cash provided used in operating activities	(69,834)	(77,157)

Cash flows from investing activities:
Purchase of intangible assets	(9,218)	(9,333)
Net cash used in investing activities	(9,218)	(9,333)

Cash flows from financing activities:
Common stock issued for cash	66,000	—
Proceeds on related party loans	—	6,000
Repayment on related party loans	—	—
Proceeds from convertible notes payable	22,500	—
Net cash provided by (used in) financing activities	88,500	6,000

Net change in cash	9,448	(80,490)

Cash, beginning of period	888	81,378

Cash, end of period	10,336	$888

Supplemental disclosure of cash flow information:
Cash paid for interest	—	$—
Cash paid for tax	—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Accrued salary settled with Convertible notes payable related party	—	1,152,194

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2024, the Company had a net loss of $565,654 The Company has also incurred cumulative net losses of $39,946,142 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 8) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $5,724,477 since the stated rate of interest approximates market rates.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2024 and 2023, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2024 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There 82,346,405 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2024 The shares issuable under each instrument is as follows; 82,346,405 shares issuable under convertible notes.

Recently issued accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted this ASU for the year ended December 31 ,2022. This ASU had no impact on our financial statements for the years ended December 31, 2024 and 2023, respectively.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2024 intangible assets total $116,189, net of $187,483 of accumulated amortization. As of December 31, 2023, intangible assets total $127,409, net of $167,045 of accumulated amortization.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2024.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

Convertible Notes Payable Related Party consists of the following:	December 31, 2024	December 31, 2023

On January 31, 2023, the Company negotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date.

	5,372,403	5,372,403
	—	—
Total, net of unamortized discount	$5,372,403	$5,372,403

6.       NOTES PAYABLE

Secured debt offering

During the period from May 22, 2013 and December 31, 2018, the Company entered into a 9% notes payable to nineteen investors and received proceeds of $552,000. The notes were due two years from the anniversary date of execution. The Notes are secured by the US Patent rights granted for the Company's Sunscreen Products: US patent number #8,128,913: "Sunscreen Composition with Enhanced UV-A Absorber Stability and Methods.” The Company determined that all the outstanding notes had met the statue of limitations and as such the Company was no longer legally obligated to pay the notes. As such, the Company wrote the entire balance of the notes of $433,600 and accrued interest of $407,343 to gain on settlement of debt on the Statement of Operations.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	December 31,	December 31,
	2024	2023
$40,000 face value 9% secured notes payable to investors, due in 2015. At the investor’s option until the repayment date, the note and related interest may be converted to shares of the Company’s common stock a discount of 90% of the current share price after the first anniversary of the note. The notes are secured by the accounts receivable of a license agreement the Company has with Womens Choice Pharmaceuticals, LLC on its proprietary prescription product, ProCort®. The Company determined that all the outstanding notes had met the statue of limitations and as such the Company was no longer legally obligated to pay the notes. As such, the Company wrote entire balance of the notes and accrued interest to gain on settlement of debt on the Statement of Operations.	—	40,000
Original issue discount	—	—
Unamortized debt discount	—	—
Total, net of unamortized discount	—	40,000

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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $50,973 and $50,863 for the years ended December 31, 2024 and 2023, respectively.	352,075	352,075
Unamortized debt discount	—	(50,973)
Total, net of unamortized discount	352,075	301,102
Total Convertible Notes	$352,075	$341,102
Current portion:	—	40,000
Total long-term convertible notes	$352,075	$301,102

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $8.4 million as of December 31, 2024 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $40.0 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows:

As of December 31,	2024	2023
Cumulative tax net operating losses (in millions)	$40.0	$39.0

Deferred tax asset (in millions)	$8.4	$8.3
Valuation allowance (in millions)	(8.4)	(8.3)
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2024 and 2023, the Company had gross federal net operating loss carryforwards of approximately $39.0 million and $40.0 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2024 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2024 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2020-2024 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10.       STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended December 31, 2024 and 2023:

	Warrants	Weighted average exercise price
Outstanding December 31, 2022	—	$—
Granted	—	$—
Outstanding December 31, 2023	—	$—
Granted	452,000	$0.27
Outstanding December 31, 2024	452,000	$0.27

On February 5, 2024, the Company issued 300,000 units consisting of one share of common stock and one-half one-year warrant exercisable at $0.10 valued at $208,000. The warrants were valued using the Binomial pricing model using the inputs stock price: $0.43, discount rate 4.22%, volatility 214.32%.

During the year ended December 31, 2024, the Company sold 402,000 units consisting of one share of common stock and one half one year warrant exercisable at $0.20 for $66,000, of which 25,000 share sold for $10,000 were not issued and included in stock payable.

On August 26, 2024, the Company issued 50,000 warrants valued at $26,000 for services. The warrants were valued using the Binomial pricing model using the inputs stock price: $0.57, discount rate 3.95%, volatility 206.04%.

As of December 31, 2024, the outstanding warrants had a remaining term of 0.75 years and an intrinsic value of $0.

11.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 5,316,843 and 4,539,843 issued and outstanding shares of common stock as of December 31, 2024 and 2023, respectively.

On February 5, 2024, the Company issued 300,000 units consisting of one share of common stock and one-half one-year warrant exercisable at $0.10 valued at $208,000 for the conversion of debt.

During the year ended December 31, 2024, the Company sold 402,000 units consisting of one share of common stock and one half one year warrant exercisable at $0.20 for $66,000, of which 25,000 share sold for $10,000 were not issued and included in stock payable.

On August 26, 2024, the Company issued 50,000 warrants valued at $26,000 for services.

On October 14, 2024, the Company issued 75,000 shares valued at $42,750 for services.

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2024. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

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

For the fiscal year ending December 31, 2024, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.
3.	Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2024, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2024, all filings were timely made.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2024 and 2023.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2024 2023	180,000 180,000	—	—	—	—	—	—	180,000(1) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2024 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2023 was $0.

 Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $180,000 and $180,000 as of December 31, 2024 and 2023 into our common stock at $0.10 per share at any time until 2028. If exercised, we also agreed to issue one three-year warrant for every two shares converted by Mr. Howlett exercisable at $0.15 per share.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards as of December 31, 2024.

The table below summarizes all compensation of our directors as of December 31, 2024.

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

Mr St. James was paid $6,000 for his services during the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 10, 2025, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	11,041,001 shares	68%
Common	David St. James(5)	2,000 shares	Less than 1%
Total of All Directors and Executive Officers:		11,043,001 shares	68%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,250,510 shares	65%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Unit 9, Las Vegas, Nevada 89120.
(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.
(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 5,316,843 shares of common stock issued and outstanding on April 10, 2025
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 10,886,535 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.
(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,214,510 shares of common stock held in derivative securities.

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

The Company earned $0 and $0 in royalties under the license agreement during the years ending December 31, 2024 and 2023, respectively.

The Company sold polymer products to Ovation Science Inc and earned $0 and $0 as of December 31, 2024 and 2023, respectively.

Convertible Notes Related Party

On January 31, 2023, the Company negotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date.

	5,372,403	5,372,403
	—	—
Total, net of unamortized discount	$5,372,403	$5,372,403

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2023	$19,000	$0	$0	$0
2024	$33,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits
Exhibit Number	Description
2.1	Agreement and Plan of Merger(4)
2.2	Termination and Release Agreement(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.
[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.
[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on March 29, 2018
[5]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
[6]	Incorporated by reference to the Report on Form 8-K filed on October 22, 2019

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
April 14, 2024

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
April 14, 2025

By:	/s/ David St. James
David St. James
Director
April 14, 2025

