Form 10-Q
period 2025-03-31
SKINVISIBLE, INC.
filed 2025-05-14
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,403,843 common shares as of May 6, 2025.

1

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (unaudited);

F-2	Condensed consolidated Statements of Operations for the three months ended March 31, 2025 and 2024 (unaudited);

F-3	Condensed consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2025 and 2024 (unaudited);

F-4	Condensed consolidated Statements of Cash Flow for the three months ended March 31, 2025 and 2024 (unaudited);

F-5	Notes to Condensed consolidated Financial Statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$13,396	$10,336
Accounts receivable	470	5,000
Due from related party	17,592	17,592
Prepaid expense and other current assets	6,847	9,100
Total current assets	38,305	42,028

Patents and trademarks, net	111,249	116,189

Total assets	$149,554	$158,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$959,324	$858,993
Accrued interest payable	2,926,060	2,784,909
Loans from related party	9,444	13,364
Loans payable	10,000	—
Convertible notes payable, net of unamortized debt discount of $0 and $0, respectively	352,075	—
Derivative liability	—	—
Total current liabilities	4,256,903	3,657,266

Convertible notes payable related party, net of unamortized discount of $0 and $0 respectively	5,372,403	5,372,403
Convertible notes payable	—	352,075

Total liabilities	9,629,306	9,381,744

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,403,843 and 5,316,843 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	5,404	5,317
Shares payable	—	10,000
Additional paid-in capital	30,741,991	30,707,298
Accumulated deficit	(40,227,147)	(39,946,142)
Total stockholders' deficit	(9,479,752)	(9,223,527)

Total liabilities and stockholders' deficit	$149,554	$158,217

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31, 2025	March 31, 2024

Revenues	$5,000	$5,000

Cost of revenues	—	—

Gross profit	5,000	5,000

Operating expenses
Depreciation and amortization	4,940	4,695
Selling general and administrative	139,912	123,489
Total operating expenses	144,852	128,184

Loss from operations	(139,852)	(123,184)

Other income and (expense)
Interest expense	(141,153)	(166,408)
Gain/(loss) on change in derivative liability	—	(780)
Total other income (expense)	(141,153)	(167,188)

Net loss	$(281,005)	$(290,372)

Basic loss per common share	$(0.05)	$(0.06)

Basic weighted average common shares outstanding	5,362,787	4,539,843

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2024	5,316,843	$5,317	$30,707,298	$10,000	$(39,946,142)	$(9,223,527)
Shares issued for cash	87,000	87	34,693	(10,000)	—	24,780
Net loss	—	—	—	—	(281,005)	(281,005)
Balance, March 31, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,227,147)	$(9,479,752)

Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Net loss	—	—	—	—	(290,372)	(290,372)
Balance, March 31, 2024	$4,539,843	$4,540	$30,352,905	$—	$(39,670,860)	$(9,313,415)

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024

Cash flows from operating activities:
Net loss	$(281,005)	$(290,372)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,940	4,695
Amortization of debt discount	—	12,673
Gain/(loss) on change in derivative liability	—	780
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	2,253	7,980
Decrease (Increase) in accounts receivable	4,530	—
Increase (decrease) in accounts payable and accrued liabilities	100,331	94,220
Decrease in due from related party	(3,920)	4,000
Increase in accrued interest	141,151	153,733
Net cash provided used in operating activities	(31,720)	(12,291)

Cash flows from investing activities:
Net cash used in investing activities	—	—

Cash flows from financing activities:
Common stock issued for cash	24,780	—
Proceeds on related party loans	—	(3,000)
Proceeds from notes payable	10,000	—
Payments on convertible notes payable	—	22,500
Net cash provided by (used in) financing activities	34,780	19,500

Net change in cash	3,060	7,209

Cash, beginning of period	10,336	888

Cash, end of period	$13,396	$8,097

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended December 31, 2024, to reflect the removal of a derivative liability in the amount of $22,420 associated with certain notes payable settled during the year ended December 31, 2024. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2025, the Company had a net loss of $281,005 The Company has also incurred cumulative net losses of $40,227,147 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Use of estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include estimates used to review the Company’s impairments and estimations of long-lived assets, allowances for uncollectible accounts, inventory valuation, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2025 and 2024, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending March 31, 2025 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There 82,346,405 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of March 31, 2025 The shares issuable under each instrument is as follows; 82,346,405 shares issuable under convertible notes.

Recently issued accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2025 intangible assets total $111,249, net of $192,422 of accumulated amortization. As of December 31, 2024, intangible assets total 116,189, net of $187,483 of accumulated amortization.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

	March 31,	December 31,
	2025	2024
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
	5,372,402	5,372,402
	—	—
Total, net of unamortized discount	$5,372,402	$5,372,402

6.       NOTES PAYABLE

On February 7, 2025, the Company issued a $10,000 promissory note payable. The promissory note is unsecured, due one years from issuance, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to 33,334 shares of the Company’s common stock.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	2025	2024
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $0 and $12,743 for the three months ended March 31, 2025 and 2024, respectively.	352,075	352,075
Unamortized debt discount	—	—
Total, net of unamortized discount	352,075	352,075
Total Convertible Notes	$352,075	$352,075
Current portion:	352,075	—
Total long-term convertible notes	$—	$352,075

8.       STOCK WARRANTS

The following is a summary of stock warrant activity during the three months ended March 31, 2025 and December 31, 2024:

	Warrants	Weighted average exercise price
Outstanding December 31, 2024	452,000	$0.27
Granted	62,000	$0.60
Expired	(150,000)	0.10
Outstanding March 31, 2025	364,000	$0.39

9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 5,403,843 and 5,316,843 issued and outstanding shares of common stock as of March 31, 2025 and December 31, 2024, respectively.

On February 12, 2025, the Company sold 87,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60 for $24,780, of which 25,000 shares sold for $10,000 was received during the year ended December 31, 2024 and was included in stock payable.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2024, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended March 31, 2025 as compared with $5,000 for the same period ended March 31, 2024.

We hope to generate more revenues from our licenses with Quoin and Ovation in 2025. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Gross Profit

We had $0 in cost of revenues for the three months ended March 31, 2025, compared with $0 in cost of revenues for the three months ended March 31, 2024, so our gross profit was $5,000 and $5,000 for the three months ended March 31, 2025 and 2024, respectively.

Operating Expenses

Operating expenses increased to $144,852 for the three months ended March 31, 2025, from $128,184 for the same period ended March 31, 2024.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the three months ended March 31, 2025, consisted mainly of accrued salaries and wages of $87,942 and audit and accounting of $11,609. In comparison, our selling, general and administrative expenses for the three months ended March 31, 2024, consisted mainly of accrued salaries and wages of $87,942 and audit and accounting of $17,610.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Income (Expenses)

We had other income of $141,153 for the three months ended March 31, 2025, as compared with other expenses of $167,188 for the three months ended March 31, 2024.

Our other expense for the three months ended March 31, 2025 consisted mainly of interest expense of $141,153. Our other expenses for the three months ended March 31, 2024 consisted mainly of interest expense of $166,408 and losses on derivative liability of $780. The decrease in other expenses is the result of decreased debt as of March 31, 2025.

Net Loss

We recorded a net loss of $281,005 for the three months ended March 31, 2025, as compared with a net loss of $290,372 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $40,227,147 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of March 31, 2025, we had total current assets of $38,305 and total assets in the amount of $149,554. Our total current liabilities as of March 31, 2025 were $4,256,903. We had a working capital deficit of $4,218,598 as of March 31, 2025, compared with a working capital deficit of $3,615,238 as of December 31, 2024.

Operating activities used $31,720 in cash for the three months ended March 31, 2025, as compared with $12,291 used for the three months ended March 31, 2024. Our negative operating cash flows for 2024 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used no cash in investing activities for the three months ended March 31, 2025 and 2024.

Cash flow provided from financing activities was $34,780 for the three months ended March 31, 2025, as compared with $19,500 provided by cash flows for financing activities during the three months ended March 31, 2024.

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

Off Balance Sheet Arrangements

As of March 31, 2025, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2025, we had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (subtopic 815-40),” which reduces the number of accounting models in ASC 470-20 that require separate accounting for embedded conversion features. As a result, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the effective interest rate of convertible debt instruments will be closer to the coupon interest rate. Further, the diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. The treasury stock method should no longer be used to calculate diluted net income per share for convertible instruments. The amendment will be effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted this ASU for the year ended December 31 ,2022. This ASU had no impact on our financial statements for the three months ended March 31, 2025.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews condensed consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A.	Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2025, the Company sold 87,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60 for $24,780, of which 25,000 shares sold for $10,000 was received during the year ended December 31, 2024 and was included in stock payable.

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

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: May 14, 2025

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

