Form 10-Q
period 2025-06-30
SKINVISIBLE, INC.
filed 2025-08-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,403,843 common shares as of August 13, 2025.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (unaudited);

F-2	Condensed consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (unaudited);

F-3	Condensed consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2025 and 2024 (unaudited);

F-4	Condensed consolidated Statements of Cash Flow for the six months ended June 30, 2025 and 2024 (unaudited);

F-5	Notes to Condensed consolidated Financial Statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$120	$10,336
Accounts receivable	5,000	5,000
Due from related party	17,592	17,592
Prepaid expense and other current assets	10,390	9,100
Total current assets	33,102	42,028

Patents and trademarks, net	110,273	116,189

Total assets	$143,375	$158,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,081,152	$858,993
Accrued interest payable	3,068,780	2,784,909
Loans from related party	13,144	13,364
Loans payable	10,000	—
Convertible notes payable, net of unamortized debt discount of $0 and $0, respectively	352,075	—
Derivative liability	—	—
Total current liabilities	4,525,151	3,657,266

Convertible notes payable related party	5,372,403	5,372,403
Convertible notes payable	—	352,075

Total liabilities	9,897,554	9,381,744

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,403,843 and 5,316,843 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	5,404	5,317
Shares payable	—	10,000
Additional paid-in capital	30,741,991	30,707,298
Accumulated deficit	(40,501,574)	(39,946,142)
Total stockholders' deficit	(9,754,179)	(9,223,527)

Total liabilities and stockholders' deficit	$143,375	$158,217

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$5,000	$5,000	$10,000	$10,000

Cost of revenues	—	—	—	—

Gross profit	5,000	5,000	10,000	10,000

Operating expenses
Depreciation and amortization	5,063	4,756	10,003	9,451
Selling general and administrative	136,174	142,937	276,086	266,426
Total operating expenses	141,237	147,693	286,089	275,877

Loss from operations	(136,237)	(142,693)	(276,089)	(265,877)

Other income and (expense)
Other income	4,530	—	4,530	—
Interest expense	(142,720)	(166,610)	(283,873)	(333,018)
Gain/(loss) on change in derivative liability	—	5,854	—	5,074
Total other income (expense)	(138,190)	(160,756)	(279,343)	(327,944)

Net loss	$(274,427)	$(303,449)	$(555,432)	$(593,821)

Basic loss per common share	$(0.05)	$(0.07)	$(0.10)	$(0.13)

Basic weighted average common shares outstanding	5,403,843	4,539,843	5,383,543	4,539,843

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2024	5,316,843	$5,317	$30,707,298	$10,000	$(39,946,142)	$(9,245,947)
Shares issued for cash	87,000	87	34,693	(10,000)	—	24,780
Net loss	—	—	—	—	(281,005)	(281,005)
Balance, March 31, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,227,147)	$(9,479,752)
Net loss	—	—	—	—	(274,427)	(274,427)
Balance, June 30, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,501,574)	$(9,754,179)

Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Net loss	—	—	—	—	(290,372)	(290,372)
Balance, March 31, 2024	$4,539,843	$4,540	$30,352,905	$—	$(39,670,860)	$(9,313,415)
Shares issued for cash	350,000	350	34,650	—	—	35,000
Net loss	—	—	—	—	(303,449)	(303,449)
Balance, June 30, 2024	$4,889,843	$4,890	$30,387,555	$—	$(39,974,309)	$(9,581,864)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net loss	$(555,432)	$(593,821)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	10,003	9,451
Amortization of debt discount	—	25,346
Gain/(loss) on change in derivative liability	—	(5,074)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	(1,290)	1,680
Decrease (Increase) in accounts receivable	—	4,000
Increase (decrease) in accounts payable and accrued liabilities	222,159	221,024
Decrease in due from related party	(220)	—
Increase in accrued interest	283,871	297,014
Net cash provided used in operating activities	(40,909)	(40,380)

Cash flows from investing activities:
Purchase of intangible assets	(4,087)	(9,218)
Net cash used in investing activities	(4,087)	(9,218)

Cash flows from financing activities:
Common stock issued for cash	24,780	35,000
Repayment of related party loans	—	(1,800)
Proceeds from notes payable	10,000	—
Payments on convertible notes payable	—	22,500
Net cash provided by (used in) financing activities	34,780	55,700

Net change in cash	(10,216)	6,102

Cash, beginning of period	10,336	888

Cash, end of period	$120	$6,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2025, the Company had a net loss of $555,432. The Company has also incurred cumulative net losses of $40,501,574 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Fair Value of financial instruments

The carrying value of cash, accounts payable and accrued expenses, and debt (See Notes 6 & 8) approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s convertible debt is also stated at a fair value of $5,724,478 since the stated rate of interest approximates market rates.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2025 and 2024, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending March 31, 2025 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There are 82,346,405 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of June 30, 2025 The shares issuable under each instrument are as follows; 82,346,405 shares issuable under convertible notes.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2025 intangible assets total $110,273, net of $197,485 of accumulated amortization. As of December 31, 2024, intangible assets total 116,189, net of $187,483 of accumulated amortization.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

	June 30, 2025	December 31, 2024
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $0 and $12,743 for the six months ended June 30, 2025 and 2024, respectively.	352,075	352,075
Total Convertible Notes	$352,075	$352,075
Current portion:	352,075	—
Total long-term convertible notes	$—	$352,075

8.       STOCK WARRANTS

The following is a summary of stock warrant activity during the six months ended June 30, 2025 and December 31, 2024:

	Warrants	Weighted average exercise price
Outstanding December 31, 2024	452,000	$0.27
Granted	62,000	$0.60
Expired	(325,000)	0.15
Outstanding June 30, 2025	189,000	$0.57

9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 5,403,843 and 5,316,843 issued and outstanding shares of common stock as of June 30, 2025 and December 31, 2024, respectively.

On February 12, 2025, the Company sold 87,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60 for $24,780, of which 25,000 shares sold for $10,000 were received during the year ended December 31, 2024 and was included in stock payable.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On May 20, 2025, Quoin announced that it has been granted an Orphan Drug Designation in Europe by the European Medicines Agency (EMA) for its lead product QRX003 in Netherton Syndrome.

Orphan Drug Designation in Europe affords the Company incentive benefits including scientific advice on study protocols, various fee reductions and access to EU grants. If approved, QRX003 will be granted 10 years of market exclusivity in Europe for the treatment of Netherton Syndrome.

On June 24, 2025, Quoin announced that the FDA granted a Rare Pediatric Disease (RPD) Designation for QRX003, for the treatment of Netherton Syndrome.

The designation reinforces the potential of QRX003 as a therapeutic candidate for a profoundly underserved pediatric population. The FDA’s Rare Pediatric Disease Designation program is intended to encourage the development of new therapies for serious and life-threatening diseases that primarily affect individuals under 18 years of age. If a New Drug Application (NDA) for QRX003 is approved, upon reauthorization of the program Quoin may be eligible to receive a Priority Review Voucher (PRV), which can be redeemed to receive priority review for another marketing application or may be sold or transferred.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended June 30, 2025 as compared with $5,000 for the same period ended June 30, 2024. Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $10,000 for the six months ended June 30, 2025 as compared with $10,000 for the same period ended June 30, 2024.

We hope to generate more revenues from our licenses with Quoin and Ovation for the second half of 2025. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Gross Profit

We had $0 in cost of revenues for the three and six months ended June 30, 2025, compared with $0 in cost of revenues for the three and six months ended June 30, 2024, so our gross profit was $5,000  and $5,000 for the three months ended June 30, 2025 and 2024, respectively, and $10,000  and $10,000 for the six months ended June 30, 2025 and 2024, respectively.

Operating Expenses

Operating expenses increased to $141,237 for the three months ended June 30, 2025, from $147,693 for the same period ended June 30, 2024. Operating expenses increased to $286,089 for the six months ended June 30, 2025, from $275,877 for the same period ended June 30, 2024.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the three months ended June 30, 2025, consisted mainly of accrued salaries and wages of $84,066 and audit and accounting of $17,610. In comparison, our selling, general and administrative expenses for the three months ended June 30, 2024, consisted mainly of accrued salaries and wages of $87,442 and audit and accounting of $14,028.

Our selling, general and administrative expenses for the six months ended June 30, 2025, consisted mainly of accrued salaries and wages of $172,008 and audit and accounting of $29,219. In comparison, our selling, general and administrative expenses for the six months ended June 30, 2024, consisted mainly of accrued salaries and wages of $175,885 and audit and accounting of $31,638.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Expense

We had other expense of $138,190 for the three months ended June 30, 2025, as compared with other expenses of $160,756 for the three months ended June 30, 2024. We had other expense of $279,343 for the six months ended June 30, 2025, as compared with other expenses of $327,944 for the six months ended June 30, 2024.

Our other expense for the three and six months ended June 30, 2025 consisted mainly of interest expense netted against other income related to the sale of polymer. Our other expense for the three and six months ended June 30, 2024 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $274,427 for the three months ended June 30, 2025, as compared with a net loss of $303,449 for the three months ended June 30, 2024. We recorded a net loss of $555,432 for the six months ended June 30, 2025, as compared with a net loss of $593,821 for the six months ended June 30, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $40,501,574 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2025, we had total current assets of $33,102 and total assets in the amount of $143,375. Our total current liabilities as of June 30, 2025 were $4,525,151. We had a working capital deficit of $4,492,049 as of June 30, 2025, compared with a working capital deficit of $3,615,238 as of December 31, 2024.

Operating activities used $44,996 in cash for the six months ended June 30, 2025, as compared with $40,380 used for the six months ended June 30, 2024. Our negative operating cash flows for 2024 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used no cash in investing activities for the six months ended June 30, 2025, but used $9,218 in cash for the purchase of intangible assets in the same period ended 2024.

Cash flow provided from financing activities was $34,780 for the six months ended June 30, 2025, as compared with $55,700 provided by cash flows for financing activities during the six months ended June 30, 2024.

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

Off Balance Sheet Arrangements

As of June 30, 2025, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2025, we had not recorded a reserve for doubtful accounts.

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

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its financial statements and disclosures.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2025 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: August 13, 2025

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

