Form 10-Q
period 2025-09-30
SKINVISIBLE, INC.
filed 2025-11-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,403,843 common shares as of November 13, 2025.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited);

F-2	Condensed consolidated Statements of Operations for the three and nine months ended September 30, 2025 and 2024 (unaudited);

F-3	Condensed consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024 (unaudited);

F-4	Condensed consolidated Statements of Cash Flow for the nine months ended September 30, 2025 and 2024 (unaudited);

F-5	Notes to Condensed consolidated Financial Statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2025 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$645	$10,336
Accounts receivable	5,000	5,000
Due from related party	17,592	17,592
Prepaid expense and other current assets	5,232	9,100
Total current assets	28,469	42,028

Patents and trademarks, net	105,154	116,189

Total assets	$133,623	$158,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,156,656	$858,993
Accrued interest payable	3,212,969	2,784,909
Loans from related party	33,944	13,364
Loans payable	10,000	—
Convertible notes payable	352,075	—
Total current liabilities	4,765,644	3,657,266

Convertible notes payable related party	5,372,403	5,372,403
Convertible notes payable	—	352,075

Total liabilities	10,138,047	9,381,744

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,403,843 and 5,316,843 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	5,404	5,317
Shares payable	—	10,000
Additional paid-in capital	30,741,991	30,707,298
Accumulated deficit	(40,751,819)	(39,946,142)
Total stockholders' deficit	(10,004,424)	(9,223,527)

Total liabilities and stockholders' deficit	$133,623	$158,217

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$5,000	$5,000	$15,000	$15,000

Cost of revenues	—	—	—	—

Gross profit	5,000	5,000	15,000	15,000

Operating expenses
Depreciation and amortization	5,118	5,937	15,121	15,388
Selling general and administrative	105,939	124,032	382,025	390,458
Total operating expenses	111,057	129,969	397,146	405,846

Loss from operations	(106,057)	(124,969)	(382,146)	(390,846)

Other income and (expense)
Other income	—	—	4,530	—
Interest expense	(144,188)	(167,757)	(428,061)	(500,775)
Gain/(loss) on change in derivative liability	—	6,122	—	11,196
Total other income (expense)	(144,188)	(161,635)	(423,531)	(489,579)

Net loss	$(250,245)	$(286,604)	$(805,677)	$(880,425)

Basic loss per common share	$(0.05)	$(0.06)	$(0.15)	$(0.19)

Basic weighted average common shares outstanding	5,403,843	4,539,843	5,390,409	4,539,843

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2024	5,316,843	$5,317	$30,707,298	$10,000	$(39,946,142)	$(9,223,527)
Shares issued for cash	87,000	87	34,693	(10,000)	—	24,780
Net loss	—	—	—	—	(281,005)	(281,005)
Balance, March 31, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,227,147)	$(9,479,752)
Net loss	—	—	—	—	(274,427)	(274,427)
Balance, June 30, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,501,574)	$(9,754,179)
Net loss	—	—	—	—	(250,245)	(250,245)
Balance, September 30, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,751,819)	$(10,004,424)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Net loss	—	—	—	—	(290,372)	(290,372)
Balance, March 31, 2024	4,539,843	$4,540	$30,352,905	$—	$(39,670,860)	$(9,313,415)
Shares issued for cash	350,000	$350	$34,650	$—	$—	35,000
Net loss	—	—	—	—	(303,449)	(303,449)
Balance, June 30, 2024	4,889,843	$4,890	$30,387,555	$—	$(39,974,309)	$(9,581,864)
Shares issued for cash	—	—	$—	1,000	—	$1.000
Net loss	—	—	—	—	(286,604)	(286,604)
Balance, September 30, 2024	4,889,843	$4,890	$30,387,555	$1,000	$(40,260,913)	$(9,867,468)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net loss	$(805,677)	$(880,425)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:		—
Depreciation and amortization	15,121	15,388
Amortization of debt discount	—	38,159
Gain/(loss) on change in derivative liability	—	(11,196)
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	3,868	3,780
Decrease (Increase) in accounts receivable	—	4,000
Increase (decrease) in accounts payable and accrued liabilities	297,663	711,445
Decrease in due from related party	20,580	—
Increase in accrued interest	428,060	65,927
Net cash provided used in operating activities	(40,385)	(52,922)

Cash flows from investing activities:
Purchase of intangible assets	(4,086)	(9,218)
Net cash used in investing activities	(4,086)	(9,218)

Cash flows from financing activities:
Common stock issued for cash	24,780	36,000
Proceeds on related party loans	—	5,164
Repayments on related party loans	—	(1,800)
Proceeds from notes payable	10,000	—
Payments on convertible notes payable	—	22,500
Net cash provided by (used in) financing activities	34,780	61,864

Net change in cash	(9,691)	(276)

Cash, beginning of period	10,336	888

Cash, end of period	$645	$612

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended December 31, 2024, to reflect the removal of a derivative liability in the amount of $22,420 associated with certain notes payable settled during the year ended December 31, 2024. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated for the interim or annual periods prior to January 1, 2025, the Company applied the guidance of ASC 250, Accounting Changes and Error Corrections, SEC Staff Accounting Bulletin (“SAB”) Topic 1.M, Assessing Materiality and SAB Topic 1.N, E, and concluded that the effect of the error on prior period financial statements was not material.

The Company also evaluated from a quantitative and qualitative perspectives if the cumulative effect of correcting the prior period misstatement in its consolidated financial statements would be material to the three and nine months ended September 30, 2025. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. The Company concluded the impact of correcting the accounting for the derivative liability on the Company’s Consolidated Balance Sheet, Stockholder Deficit, and Statements of Operations and Cash flows for the nine months ended September 30, 2025 is immaterial.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025, the Company had a net loss of $805,677. The Company has also incurred cumulative net losses of $40,751,819 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

•	Level 1 Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets. The Company uses Level 1 measurements to value the transactions when it issues shares, warrants, and options.

•	Level 2 Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments. The Company did not rely on any Level 2 measurements for any of its transactions in the periods included in these financial statements.

•	Level 3 Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances. The Company did not rely on any Level 3 measurements for any of its transactions in the periods included in these financial statements.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2025 and 2024, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2024  since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There 82,346,405 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of September 30, 2025 The shares issuable under each instrument is as follows; 82,346,405 shares issuable under convertible notes.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of September 30, 2025 intangible assets total $105,154, net of $202,604 of accumulated amortization. As of December 31, 2024, intangible assets total 116,189, net of $187,483 of accumulated amortization.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

	September 30, 2025	December 31, 2024
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
On June 30, 2019, the Company renegotiated accrued salaries and interest and outstanding convertible notes for a former employee. Under the terms of the agreements, all outstanding notes totaling $224,064, accrued interest of $119,278, accrued salaries of $7,260 and accrued vacation of $1,473 were converted to a promissory note convertible into common stock with a warrant feature. The convertible promissory note is unsecured, due five years from issuance and is currently in default, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $0 and $12,743 for the nine months ended September 30, 2025 and 2024, respectively.	352,075	352,075
Unamortized debt discount	—	—
Total, net of unamortized discount	352,075	352,075
Total Convertible Notes	$352,075	$352,075
Current portion:	352,075	—
Total long-term convertible notes	$—	$352,075

8.       STOCK WARRANTS

The following is a summary of stock warrant activity during the nine months ended September 30, 2025 and December 31, 2024:

	Warrants	Weighted average exercise price
Outstanding December 31, 2024	452,000	$0.27
Granted	62,000	$0.60
Expired	(325,000)	0.15
Outstanding September 30, 2025	189,000	$0.57

On February 12, 2025, the Company sold 62,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60.

9.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 5,403,843 and 5,316,843 issued and outstanding shares of common stock as of September 30, 2025 and December 31, 2024, respectively.

On February 12, 2025, the Company sold 62,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60 for $24,780, of which 25,000 shares sold for $10,000 was received during the year ended December 31, 2024 and was included in stock payable.

On February 12, 2025, the Company issued 25,000 shares of common stock for $10,000, which was received during the year ended December 31, 2024 and was included in stock payable.

10.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On September 18, 2025, the Company signed a new agreement with Ovation Science. Ovation Science retains exclusive global rights to use Skinvisible’s Invisicare® technology with cannabinoids for topical/transdermal products, including new formulations with THC-V targeting obesity and metabolic health. The agreement covers confidential know-how and a pending PCT patent application for transdermal delivery of glucose-controlling agents. The collaboration aims to address gastrointestinal side effects in obesity treatments and capitalize on a projected $150 billion market by 2035 (Morgan Stanley, 2025).

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended September 30, 2025 as compared with $5,000 for the same period ended September 30, 2024. Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $15,000 for the nine months ended September 30, 2025 as compared with $15,000 for the same period ended September 30, 2024.

We hope to generate more revenues from our licenses with Quoin and Ovation for the second half of 2025. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Gross Profit

We had $0 in cost of revenues for the three and nine months ended September 30, 2025, compared with $0 in cost of revenues for the three and nine months ended September 30, 2024, so our gross profit was $5,000  and $5,000 for the three months ended September 30, 2025 and 2024, respectively, and $15,000  and $15,000 for the nine months ended September 30, 2025 and 2024, respectively.

Operating Expenses

Operating expenses decreased to $111,057 for the three months ended September 30, 2025, from $129,969 for the same period ended September 30, 2024. Operating expenses decreased to $397,146 for the nine months ended September 30, 2025, from $405,846 for the same period ended September 30, 2024.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses, which, consisted mainly of accrued salaries and wages and audit and accounting fees.

Our selling, general and administrative expenses for the nine months ended September 30, 2025, consisted mainly of accrued salaries and wages of $259,950 and audit and accounting of $39,828.50. In comparison, our selling, general and administrative expenses for the nine months ended September 30, 2024, consisted mainly of accrued salaries and wages of $262,827 and audit and accounting of $37,747.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Expense

We had other expense of $144,188 for the three months ended September 30, 2025, as compared with other expenses of $161,635 for the three months ended September 30, 2024. We had other expense of $423,531 for the nine months ended September 30, 2025, as compared with other expenses of $489,579 for the nine months ended September 30, 2024.

Our other expense for the three and nine months ended September 30, 2025 consisted mainly of interest expense netted against other income related to the sale of polymer. Our other expense for the three and nine months ended September 30, 2024 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $250,245 for the three months ended September 30, 2025, as compared with a net loss of $286,604 for the three months ended September 30, 2024. We recorded a net loss of $805,677 for the nine months ended September 30, 2025, as compared with a net loss of $880,425 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $40,751,819 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of September 30, 2025, we had total current assets of $28,469 and total assets in the amount of $133,623. Our total current liabilities as of September 30, 2025 were $4,765,644. We had a working capital deficit of $4,737,175 as of September 30, 2025, compared with a working capital deficit of $3,615,238 as of December 31, 2024.

Operating activities used $40,385 in cash for the nine months ended September 30, 2025, as compared with $52,922 used for the nine months ended September 30, 2024. Our negative operating cash flows for 2024 and 2025 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used $4,086 in cash for the purchase of intangible assets in investing activities for the nine months ended September 30, 2025, and used $9,218 in cash in the same period ended 2024.

Cash flow provided from financing activities was $34,780 for the nine months ended September 30, 2025, as compared with $61,864 provided by cash flows for financing activities during the nine months ended September 30, 2024.

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

Off Balance Sheet Arrangements

As of September 30, 2025, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of September 30, 2025, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2025, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2025 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: November 13, 2025

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

