Form 10-K
period 2025-12-31
SKINVISIBLE, INC.
filed 2026-03-31
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $5,259,630

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 5,403,843 common shares as of March 31, 2026

1

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

On June 27, 2024, Quoin announced an International Expansion of ongoing clinical trials for Netherton Syndrome in Saudi Arabia. The site is currently treating Netherton patients who are eligible for recruitment into Quoin studies.

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

On January 27, 2026 Quoin Pharmaceuticals Announced 1. USA - Quoin Pharmaceuticals Announces “FDA Grants Fast Track Designation for QRX003 for the Treatment of Netherton Syndrome”. Fast Track Designation facilitates development and expedites regulatory review of therapies addressing serious conditions with significant unmet medical need. Fast Track Designation follows Pediatric Rare Disease and Orphan Drug Designation previously granted by the FDA and Orphan Drug Designation granted by the European Medicines Agency for QRX003 in Netherton Syndrome. QRX003 lotion (4%) currently being evaluated in two late-stage whole-body clinical trials for treatment of Netherton Syndrome. 2. Saudi Arabia - Quoin Pharmaceuticals Files Breakthrough Medicine Designation Application in Saudi Arabia for QRX003 in Netherton Syndrome. If granted, QRX003 could be approved for sale and reimbursement in Saudi Arabia as the first ever approved treatment for Netherton Syndrome. 3. Japan - Quoin Pharmaceuticals Announces Submission to Japanese MHLW for Orphan Drug Designation for QRX003 and has been approved for both Fast Track and Regulatory Review Status for QRX003 for Netherton Syndrome.

On March 25, 2026 Quoin Pharmaceuticals Ltd. provided a clinical and regulatory update from its recent constructive Type C meeting with the U.S. Food and Drug Administration (FDA) for its lead product candidate, QRX003, for the treatment of Netherton Syndrome (NS):

Key highlights from the meeting include:

•	FDA indicated that a single Phase 3 study may be sufficient to support marketing approval for QRX003 for Netherton Syndrome, which is an alternative to the traditional expectation for two Phase 3 studies in NS patients originally proposed by the Company.

•	FDA expressed openness to an alternative innovative clinical trial design such as a randomized withdrawal or a randomized delayed start for a pivotal Phase 3 study. Such trial design would likely not include a traditional upfront vehicle or placebo control.

•	Based on the feedback from the meeting, Quoin is implementing FDA recommendations consistent with the meeting outcomes, ensuring its readiness to advance toward registrational Phase 3 development. Quoin will submit clinical data from the ongoing Phase 2 and pediatric investigator studies and plans to request a meeting to discuss this data prior to initiating the Phase 3 pivotal program for QRX003 to gain alignment with FDA on the design of the program. Quoin remains on track to complete patient recruitment into its Phase 3 program by the end of 2026 and to potentially file for FDA approval for QRX003 as the first treatment for Netherton Syndrome in 2027.

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

We have a history of losses from inception and we had an accumulated deficit as of December 31, 2025 of $41,010,176. We have not been able to generate sufficient revenues from licensees, from the sale of our own products or otherwise to cover our expenses. If we are unsuccessful in generating revenues, you could lose your entire investment.

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

Our success depends substantially on the performance of our management team and key personnel. Currently, we have two employees, including our Director and CEO, Terry Howlett. Due to the specialized technical nature of our business, we are particularly dependent on our technical personnel. Our future success will depend on our ability to attract, integrate, motivate and retain qualified technical, sales, operations, and managerial personnel, as well as our ability to successfully implement a plan for management succession. Competition for qualified personnel in our business areas is intense, and we may not be able to continue to attract and retain key personnel. In addition, if we lose the services of any of our management team or key personnel and are not able to find suitable replacements in a timely manner, our business could be disrupted and we may incur increased operating expenses.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As described in Part II, Item 9A, "Controls and Procedures," management identified a material weakness as of December 31, 2025 relating to the lack of an effective risk assessment process that defined clear financial reporting objectives, that identified and evaluated risks of misstatement due to errors over certain financial reporting processes, or that developed internal controls to mitigate those risks. As part of management's evaluation of this material weakness, it has been identified that certain other deficiencies in control activities have materialized as a result of the deficiency in the Company's risk assessment.

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

Item 1C. Cybersecurity

We rely on our information technology to operate our business. As a smaller reporting company with limited operations (two employees), we maintain basic but appropriate policies and processes designed to protect our information technology systems and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

Our processes for assessing, identifying, and managing material risks from cybersecurity threats include periodic reviews by management (our CEO/CFO, who oversees IT matters given the company’s size), use of anti-malware software, regular backups of critical data to secure offsite/cloud locations, access controls (password protection and limited user permissions), and monitoring for unusual activity. We do not maintain a dedicated cybersecurity team but engage third-party IT consultants as needed for vulnerability assessments and incident response planning. The full Board of Directors (which performs all governance functions, including audit and risk oversight) receives updates from management on cybersecurity matters at least annually or as significant risks arise.

As of December 31, 2025, and through the date of this filing, we have not identified any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. We continue to monitor evolving cybersecurity risks and may enhance processes as our operations grow or threats change.

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

	High	Low
Fiscal Year Ended December 31, 2025
First Quarter	$.58	$.08
Second Quarter	$.90	$.35
Third Quarter	$.85	$.35
Fourth Quarter	$.50	$.23

Fiscal Year Ended December 31, 2024
First Quarter	$.08	$.08
Second Quarter	$.10	$.10
Third Quarter	$.07	$.07
Fourth Quarter	$.08	$.08

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

Holders of Our Common Stock

As of March 31, 2026, we had 5,403,843 shares of our common stock issued and outstanding, held by 252 shareholders of record, other than those held in street name.

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

Recent Sales of Unregistered Securities

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had 5,403,843 and 5,316,843 issued and outstanding shares of common stock as of December 31, 2025 and December 31, 2024, respectively.

On February 12, 2025, the Company sold 87,000 units consisting of one share of common stock and one two-year warrant exercisable at $0.60 for $24,780, of which 25,000 shares sold for $10,000 was received during the year ended December 31, 2024 and was included in stock payable

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 and/or Regulation S promulgated thereunder. The investor represented the intention to acquire the securities for investment only and not with a view towards distribution. The investor was given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2025.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

Results of Operations for the Years Ended December 31, 2025 and 2024

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $20,000 for the year ended December 31, 2025 as compared with $20,000 for the year ended 2024.

We hope to generate more revenues from our licenses with Quoin and Ovation in 2026. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

 Gross Profit

We had $0 in cost of revenues for the year ended December 31, 2025 and 2024, so our gross profit was $20,000 and $20,000, or 100% of sales for 2025 and 2024.

Operating Expenses

Operating expenses decreased to $516,315 for the year ended December 31, 2025, from $609,589 for the year ended December 31, 2024.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses, which, consisted mainly of accrued salaries and wages and audit and accounting fees.

Our selling, general and administrative expenses for the year December 31, 2025, consisted mainly of accrued salaries and wages of $347,892 and audit and accounting of $58,479. In comparison, our selling, general and administrative expenses for the year December 31, 2024, consisted mainly of accrued salaries and wages of $351,269 and audit and accounting of $56,857.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Income / Expenses

We had other expenses of $567,719 for the year ended December 31, 2025, as compared with other income of $23,935 for the year ended December 31, 2024.

Our other expense for the year ended December 31, 2025 consisted mainly of interest expense netted against other income related to the sale of polymer. Our other expense for the year ended December 31, 2024 consisted mainly of interest expense, netted against a gain on settlement of debt and gain on derivative liability changes.

Net Loss

We recorded a net loss of $1,064,034 for the year ended December 31, 2025, as compared with a net loss of $565,654 for the year ended December 31, 2024.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $41,010,176 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of December 31, 2025, we had total current assets of $27,531 and total assets in the amount of $127,567. Our total current liabilities as of December 31, 2025, were $5,017,945. We had a working capital deficit of $4,990,414 as of December 31, 2025, compared with a working capital deficit of $3,637,658 as of December 31, 2024.

Operating activities used $38,410 in cash for the year ended December 31, 2025, as compared with $69,834 used for the year ended December 31, 2024. Our negative operating cash flows for 2025 and 2024 were largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used cash of $4,086 and $9,218 in investing activities for the years ended December 31, 2025 and 2024, respectively, for the purchase of intangible and fixed assets.

Cash flows provided by financing activities during the year ended December 31, 2025 amounted to $34,780, as compared with cash provided of $88,500 for the year ended December 31, 2024. Our positive financing cash flow for the year ended December 31, 2025 resulted from common stock issued for cash and proceeds from notes payable. Our positive financing cash flow for the year ended December 31, 2024 resulted from proceeds from related parties notes.

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

Off Balance Sheet Arrangements

As of December 31, 2025, there were no off-balance sheet arrangements.

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

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2025, we had not recorded a reserve for doubtful accounts.

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

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements, which clarifies guidance and makes minor improvements across various topics, including earnings per share, receivables, revenue, income taxes, and equity. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its financial statements and disclosures.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Reports of Independent Registered Public Accounting Firms
F-2	Consolidated Balance Sheets as of December 31, 2025 and 2024
F-3	Consolidated Statements of Operations for the years ended December 31, 2025 and 2024
F-4	Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2025 and 2024
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
F-6	Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Skinvisible, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Skinvisible, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

I.              Going Concern Assessment

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company has experienced recurring operating losses, negative cash flows from operations, and has an accumulated deficit, which raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of these conditions and its plans to mitigate the associated risks are disclosed in the financial statements.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter due to the significant judgment required by management in assessing whether its plans are probable of being effectively implemented and mitigating the conditions that raise substantial doubt. This assessment involves forward-looking assumptions related to future revenues, operating costs, access to financing, and liquidity, which are inherently uncertain.

Audit Response

Our audit procedures to address the accounting of the convertible note included the following, among others:

-       We evaluated management’s plans to mitigate the going concern conditions, including its plans to raise additional capital, obtain borrowings from related parties, and generate new service contracts, by assessing whether such plans are feasible, within the Company’s control, and likely to be effectively implemented within the projected timeframe.

-       We reviewed and evaluated management’s plans for dealing with adverse effects of these conditions and events.

-       We considered events subsequent to December 31, 2025 through the date of this report that may affect the Company’s ability to continue as a going concern.

-       Inspecting debt agreements and evaluating compliance with covenants and related implications.

-       Evaluating whether the financial statement disclosures adequately describe the conditions and management’s plans, including whether substantial doubt exists or is alleviated.

/s/ GreenGrowth CPAs

March 31, 2026

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

SKINVISIBLE, INC.

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,620	$10,336
Accounts receivable	5,000	5,000
Due from related party	17,592	17,592
Prepaid expense and other current assets	2,319	9,100
Total current assets	27,531	42,028

Patents and trademarks, net	100,036	116,189

Total assets	$127,567	$158,217

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,253,669	$858,993
Accrued interest payable	3,357,157	2,784,909
Due to related party	45,044	13,364
Loans payable	10,000	—
Convertible notes payable	352,075	—
Total current liabilities	5,017,945	3,657,266

Convertible notes payable related party	5,372,403	5,372,403
Convertible notes payable	—	352,075

Total liabilities	10,390,348	9,381,744

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,403,843 and 5,316,843 shares issued and outstanding at December 31, 2025 and 2024, respectively	5,404	5,317
Shares payable	—	10,000
Additional paid-in capital	30,741,991	30,707,298
Accumulated deficit	(41,010,176)	(39,946,142)
Total stockholders' deficit	(10,262,781)	(9,223,527)

Total liabilities and stockholders' deficit	$127,567	$158,217

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the years ended
	December 31, 2025	December 31, 2024

Revenues	$20,000	$20,000

Cost of revenues	—	—

Gross profit	20,000	20,000

Operating expenses
Depreciation and amortization	20,239	20,438
Selling general and administrative	496,076	589,151
Total operating expenses	516,315	609,589

Loss from operations	(496,315)	(589,589)

Other income and (expense)
Other income	4,530	697,249
Interest expense	(572,249)	(669,438)
Gain/(loss) on change in derivative liability	—	(3,876)
Total other income (expense)	(567,719)	23,935

Net loss	$(1,064,034)	$(565,654)

Basic loss per common share	$(0.20)	$(0.11)

Basic weighted average common shares outstanding	5,393,805	5,061,350

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(AUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2023	4,539,843	$4,540	$30,352,905	$—	$(39,380,488)	$(9,023,043)
Shares issued for conversion of notes payable	300,000	300	207,700	—	—	208,000
Shares and warrants issued for services	75,000	75	68,675	—	—	68,750
Units issued for cash	402,000	402	55,598	10,000	—	66,000
Derivative liability written off to additional paid in capital	—	—	22,420	—	—	22,420
Net loss	—	—	—	—	(565,654)	(565,654)
Balance, December 31, 2024	5,316,843	$5,317	$30,707,298	$10,000	$(39,946,142)	$(9,223,527)
Shares issued for cash	87,000	87	34,693	(10,000)	—	24,780
Net loss	—	—	—	—	(1,064,034)	(1,064,034)
Balance, December 31, 2025	$5,403,843	$5,404	$30,741,991	$—	$(41,010,176)	$(10,262,781)

 See Accompanying Notes to Consolidated Financial Statements.

SKINVISIBLE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(AUDITED)

	For the years ended
	December 31, 2025	December 31, 2024

Cash flows from operating activities:
Net loss	$(1,064,034)	$(565,654)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Shares issued for services	—	68,750
Depreciation and amortization	20,239	20,438
Amortization of debt discount	—	50,973
(Gain)/loss on settlement of debt	—	(697,249)
Gain/(loss) on change in derivative liability	—	3,876
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	6,781	(1,120)
Decrease (Increase) in due to related party	—	4,000
Increase (decrease) in accounts payable and accrued liabilities	394,676	420,325
Decrease in due from related party	31,680	7,364
Increase in accrued interest	572,248	618,463
Net cash provided used in operating activities	(38,410)	(69,834)

Cash flows from investing activities:
Purchase of intangible assets	(4,086)	(9,218)
Net cash used in investing activities	(4,086)	(9,218)

Cash flows from financing activities:
Common stock issued for cash	24,780	66,000
Proceeds from notes payable	10,000	—
Proceeds from convertible notes payable	—	22,500
Net cash provided by (used in) financing activities	34,780	88,500

Net change in cash	(7,716)	9,448

Cash, beginning of period	10,336	888

Cash, end of period	$2,620	$10,336

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Derivative liability written off to APIC	$—	$22,420
Accrued salary settled with Convertible notes payable related party	$—	$—

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

The Company also evaluated from a quantitative and qualitative perspectives if the cumulative effect of correcting the prior period misstatement in its consolidated financial statements would be material to the year ended December 2025. The guidance states that prior-year misstatements which, if corrected in the current year would materially misstate the current year’s financial statements, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior-year financial statements. The Company concluded the impact of correcting the accounting for the derivative liability on the Company’s Consolidated Balance Sheet, Stockholder Deficit, and Statements of Operations and Cash flows for the year ended December 31, 2025 is immaterial.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, the Company had a net loss of $1,064,034 The Company has also incurred cumulative net losses of $41,010,176 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of December 31, 2025 and 2024, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the year ending December 31, 2025 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect. There 82,981,326 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of December 31, 2025 The shares issuable under each instrument is as follows; 82,981,326 shares issuable under convertible notes.

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

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements, which clarifies guidance and makes minor improvements across various topics, including earnings per share, receivables, revenue, income taxes, and equity. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its financial statements and disclosures.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of December 31, 2025 intangible assets total $100,036, net of $207,722 of accumulated amortization. As of December 31, 2024, intangible assets total 116,189, net of $187,483 of accumulated amortization.

License and distributor rights were acquired by the Company in January 1999 and provide exclusive use distribution of polymers and polymer based products. The Company has a non-expiring term on the license and distribution rights. Accordingly, the Company annually assesses this license and distribution rights for impairment and has determined that no impairment write-down is considered necessary as of December 31, 2025.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

	December 31, 2025	December 31, 2024
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method. The aggregate beneficial conversion feature has been accreted and charged to interest expenses in the amount of $0 and $12,743 for the years ended December 31, 2025 and 2024, respectively.	352,075	352,075
Unamortized debt discount	—	—
Total, net of unamortized discount	352,075	352,075
Total Convertible Notes	$352,075	$352,075
Current portion:	352,075	—
Total long-term convertible notes	$—	$352,075

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is approximately $8.6 million as of December 31, 2025 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) of approximately $39.0 million.

Due to the enactment of the Tax Reform Act of 2017, we have calculated our deferred tax assets using an estimated corporate tax rate of 21%. US Tax codes and laws may be subject to further reform or adjustment which may have a material impact to the Company’s deferred tax assets and liabilities.

The Company will recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The significant components of the Company's deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

As of December 31,	2025	2024
Cumulative tax net operating losses (in millions)	$41.0	$40.0
Statutory tax rate	21%	21%
Deferred tax asset (in millions)	$8.6	$8.4
Valuation allowance (in millions)	(8.6)	(8.4)
Current taxes payable	—	—
Income tax expense	$—	$—

As of December 31, 2025 and 2024, the Company had gross federal net operating loss carryforwards of approximately $41.0 million and $40.0 million, respectively.

The Company plans to file its U.S. federal return for the year ended December 31, 2025 upon the issuance of this filing. Upon filing of the tax return for the year ended December 31, 2025 the actual deferred tax asset and associated valuation allowance available to the Company may differ from management’s estimates. The tax years 2024-2021 remained open to examination for federal income tax purposes by the major tax jurisdictions to which the Company is subject. No tax returns are currently under examination by any tax authorities.

10.       STOCK WARRANTS

The following is a summary of stock warrant activity during the years ended December 31, 2025 and 2024:

	Warrants	Weighted average exercise price
Outstanding December 31, 2024	452,000	$0.27
Granted	62,000	$0.60
Expired	(325,000)	0.15
Outstanding December 31, 2025	189,000	$0.57

On February 12, 2025, the Company sold 62,000 units consisting of one share of common stock and one two year warrant exercisable at $0.60.

During the year ended December 31, 2025, 325,000 one year warrants with exercise prices between $0.10 and $0.20 expired.

11.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had issued 5,403,843 and 5,316,843 and outstanding shares of common stock as of December 31, 2025 and 2024, respectively.

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

12.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent registered public accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2025. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2026: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information sets forth the names, ages, and positions of our current directors and executive officers.

Name	Age	Position(s) and Office(s) Held
Terry Howlett	78	Chief Executive Officer, Chief Financial Officer, and Director
David St. James	51	Director

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

For the fiscal year ending December 31, 2025, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and
2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor’s independence.
3.	Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2025, to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2025, all filings were timely made.

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

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended December 31, 2025 and 2024.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Terry Howlett CEO & CFO	2025 2024	180,000 180,000	—	—	—	—	—	—	180,000(1) 180,000(2)

(1) Due to financial constraints, however, the total paid to Mr. Howlett during the fiscal year ended December 31, 2025 was $0.

(2) Due to financial constraints, however, the total salary paid to Mr. Howlett during the fiscal year ended December 31, 2024 was $0.

 Narrative Disclosure to the Summary Compensation Table

We granted Mr. Howlett the right to convert his accrued compensation of $180,000 and $180,000 as of December 31, 2025 and 2024 into our common stock at $0.10 per share at any time until 2028. If exercised, we also agreed to issue one three-year warrant for every two shares converted by Mr. Howlett exercisable at $0.15 per share.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, stock that has not vested, or equity incentive plan awards as of December 31, 2025.

The table below summarizes all compensation of our directors as of December 31, 2025.

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

Mr St. James was paid $6,000 for his services during the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2026, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership(2)	Percent of class(3)
Executive Officers & Directors:
Common	Terry Howlett(4)	11,041,001 shares	68%
Common	David St. James(5)	2,000 shares	Less than 1%
Total of All Directors and Executive Officers:		11,043,001 shares	68%

More Than 5% Beneficial Owners:
Doreen McMorran(6)		10,250,510 shares	65%

(1)	Except as otherwise indicated, the address of each person named in this table is c/o Skinvisible, Inc., 6320 South Sandhill Road, Unit 9, Las Vegas, Nevada 89120.

(2)	As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(3)	Except as otherwise indicated, all shares are owned directly and the percentage shown is based on [*] shares of common stock issued and outstanding on March 31, 2026
(4)	Includes 154,466 shares held in his name as indicated on our shareholder list, and 10,886,535 shares of common stock held in derivative securities.
(5)	Includes an option to purchase 2,000 shares of common stock at $0.035 per share.

(6)	Includes 36,000 shares held in her name as indicated on our shareholder list, and 10,214,510 shares of common stock held in derivative securities.

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

The Company earned $0 and $0 in royalties under the license agreement during the years ending December 31, 2025 and 2024, respectively.

The Company sold polymer products to Ovation Science Inc and earned $0 and $0 as of December 31, 2025 and 2024, respectively.

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

Item 14. Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2025	$35,000	$0	$0	$0
2024	$33,500	$0	$0	$0

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger(4)
2.2	Termination and Release Agreement(6)
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
3.3	Certificate of Amendment(2)
3.4	Certificate of Change(5)
14.1	Code of Ethics (3)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10SB12G filed on April; 30, 1999.

[2]	Incorporated by reference to the Report on Form 8-K filed on September 12, 2008.

[3]	Incorporated by reference to Current report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2005.
[4]	Incorporated by reference to the Report on Form 8-K filed on March 29, 2018
[5]	Incorporated by reference to the Report on Form 8-K filed on January 22, 2019
[6]	Incorporated by reference to the Report on Form 8-K filed on October 22, 2019

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
March 31, 2026

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
March 31, 2026

By:	/s/ David St. James
David St. James
Director
March 31, 2026

