Form 10-Q
period 2026-03-31
SKINVISIBLE, INC.
filed 2026-05-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,403,843 common shares as of May 10, 2026.

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited);

F-2	Condensed consolidated Statements of Operations for the three months ended March 31, 2026 and 2025 (unaudited);

F-3	Condensed consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 and 2025 (unaudited);

F-4	Condensed consolidated Statements of Cash Flow for the three months ended March 31, 2026 and 2025 (unaudited);

F-5	Notes to Condensed consolidated Financial Statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2026 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$1,798	$2,620
Accounts receivable	5,000	5,000
Due from related party	17,592	17,592
Prepaid expense and other current assets	—	2,319
Total current assets	24,390	27,531

Patents and trademarks, net	95,029	100,036

Total assets	$119,419	$127,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,354,961	$1,253,669
Accrued interest payable	3,498,401	3,357,157
Loans from related party	61,544	45,044
Loans payable	10,000	10,000
Convertible notes payable	352,075	352,075
Total current liabilities	5,276,981	5,017,945

Convertible notes payable related party	5,372,403	5,372,403

Total liabilities	10,649,384	10,390,348

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,403,843 and 5,403,843 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	5,404	5,404
Additional paid-in capital	30,741,991	30,741,991
Accumulated deficit	(41,277,360)	(41,010,176)
Total stockholders' deficit	(10,529,965)	(10,262,781)

Total liabilities and stockholders' deficit	$119,419	$127,567

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the periods ended
	March 31, 2026	March 31, 2025

Revenues	$5,000	$5,000

Cost of revenues	—	—

Gross profit	5,000	5,000

Operating expenses
Depreciation and amortization	5,007	4,940
Selling general and administrative	125,931	139,912
Total operating expenses	130,938	144,852

Loss from operations	(125,938)	(139,852)

Other income and (expense)
Interest expense	(141,246)	(141,153)
Total other income (expense)	(141,246)	(141,153)

Net loss	$(267,184)	$(281,005)

Basic loss per common share	$(0.05)	$(0.05)

Basic weighted average common shares outstanding	5,403,843	5,362,787

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders' Deficit
Balance, December 31, 2025	5,403,843	$5,404	$30,741,991	$—	$(41,010,176)	$(10,262,781)
Net loss	—	—	—	—	(267,184)	(267,184)
Balance, March 31, 2026	$5,403,843	$5,404	$30,741,991	$—	$(41,277,360)	$(10,529,965)

Balance, December 31, 2024	5,316,843	$5,317	$30,707,298	$10,000	$(39,946,142)	$(9,223,527)
Shares issued for cash	87,000	87	34,693	(10,000)	—	24,780
Net loss	—	—	—	—	(281,005)	(281,005)
Balance, March 31, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,227,147)	$(9,479,752)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the periods ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net loss	$(267,184)	$(281,005)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,007	4,940
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	2,319	2,253
Decrease (Increase) in accounts receivable	—	4,530
Increase (decrease) in accounts payable and accrued liabilities	101,292	100,331
Decrease in due from related party	16,500	(3,920)
Increase in accrued interest	141,244	141,151
Net cash provided used in operating activities	(822)	(31,720)

Cash flows from investing activities:
Purchase of intangible assets	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Common stock issued for cash	—	24,780
Proceeds from notes payable	—	10,000
Net cash provided by (used in) financing activities	—	34,780

Net change in cash	(822)	3,060

Cash, beginning of period	2,620	10,336

Cash, end of period	$1,798	$13,396

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

Going concern

 The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2026, the Company had a net loss of $267,184 The Company has also incurred cumulative net losses of $41,277,360 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Royalty sales – We also recognize royalty revenue from licensing our patented product formulations only when earned, with no further contingencies or material performance obligations are warranted and thereby have earned the right to receive and retain reasonably assured payments.

Distribution and license rights sales – We also recognize revenue from distribution and license rights when no further contingencies or material performance obligations are warranted and thereby have earned the right to receive and retain reasonably assured payments.

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the Company from its customers (sales and use taxes, value added taxes, some excise taxes).

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2026 and 2025, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the three months ending March 31, 2026 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

There  were 82,981,326 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of March 31, 2026 The shares issuable under each instrument is as follows; 82,981,326 shares issuable under convertible notes.

Segment Reporting

The Company determined its reporting units in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, which is based on the way that the chief operating decision-maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

Recently issued accounting pronouncements

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company has evaluated the impact of ASU 2025-05 on its financial statements and disclosures and has determined that it does not a have material impact on the financial statements.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of March 31, 2026 intangible assets total $95,029, net of $212,729 of accumulated amortization. As of December 31, 2025, intangible assets total $100,036, net of $207,722 of accumulated amortization.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Related Party

	March 31, 2026	December 31, 2025
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

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	March 31,	December 31,
	2026	2025
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

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method.	352,075	352,075
Unamortized debt discount	—	—
Total, net of unamortized discount	352,075	352,075
Total Convertible Notes	$352,075	$352,075
Current portion:	352,075	352,075
Total long-term convertible notes	$—	$—

8.       STOCK WARRANTS

Following is a summary of stock warrant activity during the periods ended March 31, 2026 and December 31, 2025:

	Warrants	Weighted average exercise price
Outstanding December 31, 2025	189,000	$0.60
Granted	—	$—
Expired	—	—
Outstanding March 31, 2026	189,000	$0.60

9.    COMMITMENTS AND CONTINGENCIES

License Agreement

On October 17, 2019, Skin visible entered an Exclusive License Agreement with Quoin pursuant to which Skinvisible granted to Quoin a license to certain patents for the development of products for commercial sale. In exchange for the license, Quoin agreed to pay to Skinvisible a license fee of $1,000,000 and a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations. The agreement also requires that Quoin make certain milestone payments to Skinvisible upon achieving regulatory approval milestones for certain drug products.

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

On June 14, 2021, the Company entered into an amendment to change the terms of the license Fee as shown below

As partial consideration for the rights conveyed by Skinvisible under this Agreement, Licensee agrees to pay to Skinvisible a one-time, non-refundable, non-creditable license issue fee of one million USD dollars ($1,000,000)

On February 3, 2020, we entered into a License Agreement with Ovation Science Inc. pursuant to which Skinvisible granted to Ovation Science Inc. a license for the manufacture and distribution rights to its hand sanitizer product, DermSafe. In exchange for the license, Ovation Science Inc. agreed to pay to Skinvisible a royalty percentage on all net sales on the licensed products subject to adjustment in certain situations plus a license fee payable in year 3 of the agreement if it chooses to continue the license. On June 10, 2020, the agreement was further amended to provide additional assignment rights for its hand sanitizer products in exchange for $100,000.

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had issued 5,403,843 and 5,403,843 and outstanding shares of common stock as of March 31, 2026 and December 31, 2025, respectively.

11.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2026 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, including those contained in our Annual Report on Form 10-K under “Risk Factors” for the year ended December 31, 2025, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On February 14, 2024, the Company announced that there was significant progress in Quoin's clinical trials for product formulations containing Invisicare targeting Netherton Syndrome. The trials focus on the innovative formulation "QRX003," powered by Skinvisible’s Invisicare® proprietary drug delivery technology. The updates include:

▪  Positive Initial Data and Clean Safety Profile: The trials have demonstrated positive initial data and a clean safety profile, leading to the implementation of an optimization plan.

▪  Optimization Plan Implementation: Quoin has increased the size of both clinical trials significantly and adjusted dosing frequency to twice-daily from once-daily for both trials.

▪  Elimination of Lower Dose: In the blinded trial, a lower dose has been eliminated based on the positive outcomes observed.

▪  Protocol Amendments: Quoin's press release highlights protocol amendments aimed at enhancing the data set and potentially expediting regulatory approval.

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

On March 4, 2024, Quoin announced a further milestone: it received FDA Clearance to recruit teen subjects into both ongoing Netherton Syndrome clinical studies. We believe this announcement is important as:

▪  Clearance to include teen patients in both Quoin’s open label and placebo-controlled studies are expected to significantly expand the number of eligible subjects, potentially expedite recruitment and lead to a more robust data set.

▪  This development represents the first ever inclusion of non-adult subjects in Netherton Syndrome clinical studies conducted under an open Investigational New Drug Application.

▪  It is believed that the inclusion of this patient population in Quoin’s studies will be a critical component of the development of a robust data set that could result in regulatory approval with a broad label as QRX003 is being tested both as monotherapy and in conjunction with off-label treatments.

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

Quoin also announced other key developments, including:

▪  Significant clinical improvements in both open label and pediatric studies including subject's disease classification improved from "severe" to "mild" after 6 weeks dosing;

▪  No adverse events or safety concerns reported to date from each of Quoin's ongoing clinical studies in Netherton Syndrome subjects; and

▪  License of Netherton Syndrome product QRX003 with Invisicare delivery technology in 60 countries.

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

Key highlights from the meeting include:

▪  FDA indicated that a single Phase 3 study may be sufficient to support marketing approval for QRX003 for Netherton Syndrome, which is an alternative to the traditional expectation for two Phase 3 studies in NS patients originally proposed by the Company.

▪  FDA expressed openness to an alternative innovative clinical trial design such as a randomized withdrawal or a randomized delayed start for a pivotal Phase 3 study. Such trial design would likely not include a traditional upfront vehicle or placebo control.

▪  Based on the feedback from the meeting, Quoin is implementing FDA recommendations consistent with the meeting outcomes, ensuring its readiness to advance toward registrational Phase 3 development. Quoin will submit clinical data from the ongoing Phase 2 and pediatric investigator studies and plans to request a meeting to discuss this data prior to initiating the Phase 3 pivotal program for QRX003 to gain alignment with FDA on the design of the program. Quoin remains on track to complete patient recruitment into its Phase 3 program by the end of 2026 and to potentially file for FDA approval for QRX003 as the first treatment for Netherton Syndrome in 2027.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended March 31, 2026 as compared with $5,000 for the same period ended March 31, 2025.

We hope to generate more revenues from our licenses with Quoin and Ovation in 2026. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Gross Profit

We had $0 in cost of revenues for the three months ended March 31, 2026, compared with $0 in cost of revenues for the three months ended March 31, 2025, so our gross profit was $5,000 and $5,000 for the three months ended March 31, 2026 and 2025, respectively.

Operating Expenses

Operating expenses decreased to $130,938 for the three months ended March 31, 2026, from $144,852 for the same period ended March 31, 2025.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses.

Our selling, general and administrative expenses for the three months ended March 31, 2026, consisted mainly of accrued salaries and wages of $86,442 and audit and accounting of $18,110. In comparison, our selling, general and administrative expenses for the three months ended March 31, 2025, consisted mainly of accrued salaries and wages of $87,942 and audit and accounting of $11,609.

We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Income (Expenses)

We had other expenses of $141,246 for the three months ended March 31, 2026, compared with other income of $141,153 for the three months ended March 31, 2025.

Our other expense for the three months ended March 31, 2026 consisted mainly of interest expense of $141,246. Our other expense for the three months ended March 31, 2025 consisted mainly of interest expense of $141,153.

Net Loss

We recorded a net loss of $267,184 for the three months ended March 31, 2026, as compared with a net loss of $281,005 for the three months ended March 31, 2025.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $41,277,360 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of March 31, 2026, we had total current assets of $24,390 and total assets in the amount of $119,419. Our total current liabilities as of March 31, 2026 were $5,276,981. We had a working capital deficit of $5,252,591 as of March 31, 2026, compared with a working capital deficit of $4,990,414 as of December 31, 2025.

Operating activities used $822 in cash for the three months ended March 31, 2026, as compared with $31,720 used for the three months ended March 31, 2025. Our negative operating cash flows for 2026 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used no cash in investing activities for the three months ended March 31, 2026 and 2025.

Cash flow provided from financing activities was $0 for the three months ended March 31, 2025, as compared with $34,780 provided by cash flows for financing activities during the three months ended March 31, 2025.

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

Off Balance Sheet Arrangements

As of March 31, 2026, there were no off-balance sheet arrangements.

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

Royalty sales – We also recognize royalty revenue from licensing our patented product formulations only when earned, with no further contingencies or material performance obligations are warranted and thereby have earned the right to receive and retain reasonably assured payments.

Distribution and license rights sales – We also recognize revenue from distribution and license rights only when earned (and are amortized over a five-year period), with no further contingencies or material performance obligations are warranted and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of March 31, 2026, we had not recorded a reserve for doubtful accounts.

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued Accounting Standards Update 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"). ASU 2025-05 provides a practical expedient that all entities can use when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. Under this practical expedient, an entity is allowed to assume that the current conditions it has applied in determining credit loss allowances for current accounts receivable and current contract assets remain unchanged for the remaining life of those assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods in those years. Entities that elect the practical expedient and, if applicable, make the accounting policy election are required to apply the amendments prospectively. The Company has evaluated the impact of ASU 2025-05 on its financial statements and disclosures and has determined that it does not a have material impact on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors described under the heading “Part I – Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Such risks described are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that our management currently deems to be immaterial, also may adversely affect our business, financial condition, and/or operating results. There have been no material changes to those risk factors since their disclosure in our most recent Annual Report on Form 10-K.

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

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: May 13, 2026

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

