Form 10-Q
period 2026-06-30
SKINVISIBLE, INC.
filed 2026-08-13
CIK 1085277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,403,843 common shares as of August 13, 2026.

1

2

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

Our condensed consolidated financial statements included in this Form 10-Q are as follows:

F-1	Condensed consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (unaudited);

F-2	Condensed consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025 (unaudited);

F-3	Condensed consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025 (unaudited);

F-4	Condensed consolidated Statements of Cash Flow for the six months ended June 30, 2026 and 2025 (unaudited);

F-5	Notes to Condensed consolidated Financial Statements.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2026 are not necessarily indicative of the results that can be expected for the full year.

3

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$3,959	$2,620
Accounts receivable	5,000	5,000
Due from related party	17,592	17,592
Prepaid expense and other current assets	6,750	2,319
Total current assets	33,301	27,531

Patents and trademarks, net	90,033	100,036

Total assets	$123,334	$127,567

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,404,792	$1,253,669
Accrued interest payable	3,641,117	3,357,157
Loans from related party	128,445	45,044
Loans payable	10,000	10,000
Convertible notes payable	352,075	352,075
Total current liabilities	5,536,429	5,017,945

Convertible notes payable related party	5,372,403	5,372,403

Total liabilities	10,908,832	10,390,348

Stockholders' deficit
Common stock; $0.001 par value; 200,000,000 shares authorized; 5,403,843 and 5,403,843 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	5,404	5,404
Additional paid-in capital	30,741,991	30,741,991
Accumulated deficit	(41,532,893)	(41,010,176)
Total stockholders' deficit	(10,785,498)	(10,262,781)

Total liabilities and stockholders' deficit	$123,334	$127,567

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Revenues	$5,000	$5,000	$10,000	$10,000

Cost of revenues	—	—	—	—

Gross profit	5,000	5,000	10,000	10,000

Operating expenses
Depreciation and amortization	4,996	5,063	10,003	10,003
Selling general and administrative	112,821	136,174	238,752	276,086
Total operating expenses	117,817	141,237	248,755	286,089

Loss from operations	(112,817)	(136,237)	(238,755)	(276,089)

Other income and (expense)
Other income	—	4,530	—	4,530
Interest expense	(142,716)	(142,720)	(283,962)	(283,873)
Total other income (expense)	(142,716)	(138,190)	(283,962)	(279,343)

Net loss	$(255,533)	$(274,427)	$(522,717)	$(555,432)

Basic loss per common share	$(0.05)	$(0.05)	$(0.10)	$(0.10)

Basic weighted average common shares outstanding	5,403,843	5,403,843	5,403,843	5,383,543

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock					'
	Shares	Amount	Additional Paid-in Capital	Shares payable	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2025	5,403,843	$5,404	$30,741,991	$—	$(41,010,176)	$(10,262,781)
Net loss	—	—	—	—	(267,184)	(267,184)
Balance, March 31, 2026	$5,403,843	$5,404	$30,741,991	$—	$(41,277,360)	$(10,529,965)
Net loss	—	—	—	—	(255,533)	(255,533)
Balance, June 30, 2026	$5,403,843	$5,404	$30,741,991	$—	$(41,532,893)	$(10,785,498)

Balance, December 31, 2024	5,316,843	$5,317	$30,707,298	$10,000	$(39,946,142)	$(9,223,527)
Shares issued for cash	87,000	87	34,693	(10,000)	—	24,780
Net loss	—	—	—	—	(281,005)	(281,005)
Balance, March 31, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,227,147)	$(9,479,752)
Net loss	—	—	—	—	(274,427)	(274,427)
Balance, June 30, 2025	$5,403,843	$5,404	$30,741,991	$—	$(40,501,574)	$(9,754,179)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

SKINVISIBLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30, 2026	June 30, 2025

Cash flows from operating activities:
Net loss	$(522,717)	$(555,432)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:		—
Depreciation and amortization	10,003	10,003
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid assets	(4,431)	(1,290)
Increase (decrease) in accounts payable and accrued liabilities	151,123	222,159
Increase (decrease) in due from related party	83,401	(220)
Increase in accrued interest	283,960	283,871
Net cash provided by (used in) operating activities	1,339	(40,909)

Cash flows from investing activities:
Purchase of intangible assets	—	(4,087)
Net cash used in investing activities	—	(4,087)

Cash flows from financing activities:
Common stock issued for cash	—	24,780
Proceeds from notes payable	—	10,000
Net cash provided by (used in) financing activities	—	34,780

Net change in cash	1,339	(10,216)

Cash, beginning of period	2,620	10,336

Cash, end of period	$3,959	$120

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

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

2.       BASIS OF PRESENTATION AND GOING CONCERN

Basis of presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the period presented have been reflected herein.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2026, the Company had a net loss of $522,717 The Company has also incurred cumulative net losses of $41,532,893 since its inception and requires capital for its contemplated operational and marketing activities to take place. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. Managements plans for the Company are to generate the necessary funding through licensing of its core products and to seek additional debt and equity funding. However, the Company’s ability to generate the necessary funds through licensing or raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Accounts Receivable

Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2026 and 2025, the Company had determined it was not necessary to recognize a reserve for doubtful accounts.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with FASB Codification Topic ASC 260-10 “Earnings Per Share”, Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented for the six months ending June 30, 2026 since the effect of the assumed exercise of options and warrants to purchase common shares (common stock equivalents) would have an anti-dilutive effect.

There are 82,981,326 additional shares issuable in connection with outstanding options, warrants, stock payable and convertible debts as of June 30, 2026 The shares issuable under each instrument is as follows; 82,981,326 shares issuable under convertible notes.

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

4.       INTANGIBLE AND OTHER ASSETS

Patents and other intangible assets are capitalized at their historical cost and are amortized over their estimated useful lives. As of June 30, 2026 intangible assets totaled $90,033, net of $217,725 of accumulated amortization. As of December 31, 2025, intangible assets total $100,036, net of $207,722 of accumulated amortization.

5.        RELATED PARTY TRANSACTIONS

Convertible Notes Payable consists of the following:	June 30,	December 31,
	2026	2025
On January 31, 2023, the Company negotiated accrued salaries, vacation, and outstanding convertible notes for its two officers. Under the terms of the agreements, all outstanding notes totaling $4,220,209, accrued salaries of $1,062,000, accrued vacation of $90,193 were converted to promissory notes convertible into common stock with a warrant feature. The convertible promissory notes are unsecured, due five years from issuance, and bear an interest rate of 10%. At the investor’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.10 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.15 per share for three years after the conversion date.	5,372,403	5,372,403
Unamortized discount	—	—
Total, net of unamortized discount	$5,372,403	$5,372,403

6.       NOTES PAYABLE

On February 7, 2025, the Company issued a $10,000 promissory note payable. The promissory note is unsecured, due one year from issuance, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to 33,334 shares of the Company’s common stock. As of June 30, 2026, the note has not been paid and is in default.

7.       CONVERTIBLE NOTES PAYABLE

Convertible Notes Payable consists of the following:	June 30,	December 31,
	2026	2025
On June 30, 2019, the Company renegotiated accrued salaries and interest and outstanding convertible notes for a former employee. Under the terms of the agreements, all outstanding notes totaling $224,064, accrued interest of $119,278, accrued salaries of $7,260 and accrued vacation of $1,473 were converted to a promissory note convertible into common stock with a warrant feature. The convertible promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date. As of June 30, 2026, the note has not been paid and is in default.

The Company has determined the value associated with the beneficial conversion feature in connection with the notes to be $152,642 as valued under the intrinsic value method.	352,075	352,075
Unamortized debt discount	—	—
Total, net of unamortized discount	352,075	352,075
Total Convertible Notes	$352,075	$352,075
Current portion:	352,075	352,075
Total long-term convertible notes	$—	$—

8.       STOCK WARRANTS

Following is a summary of stock warrant activity during the years ended June 30, 2026 and December 31, 2025:

	Warrants	Weighted average exercise price
Outstanding December 31, 2025	189,000	$0.60
Granted	—	$—
Expired	—	—
Outstanding June 30, 2026	189,000	$0.60

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

10.       STOCKHOLDERS’ DEFICIT

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. The Company had issued 5,403,843 and 5,403,843 and outstanding shares of common stock as of June 30, 2026 and December 31, 2025, respectively.

11.       SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2026 to the date these financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

Revenues

Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $5,000 for the three months ended June 30, 2026 as compared with $5,000 for the same period ended June 30, 2025. Our revenue, which we combine from product sales, royalties on patent licenses and license fees (product development fees), was $10,000 for the six months ended June 30, 2026 as compared with $10,000 for the same period ended June 30, 2025.

We hope to generate more revenues from our licenses with Quoin and Ovation in 2026. We also plan to enter into commercial arrangements with pharma and biotech companies to exploit our patent applications that were recently filed, and we hope to generate revenue from these efforts in the future.

Operating Expenses

Operating expenses were $117,817 for the three months ended June 30, 2026, as compared with $141,237 for the same period ended June 30, 2025. Operating expenses were $248,755 for the six months ended June 30, 2026, as compared with $286,089 for the same period ended June 30, 2025.

Our operating expenses for all periods consisted mainly of selling, general and administrative expenses. Our selling, general and administrative expenses for the three months ended June 30, 2026, consisted mainly of accrued salaries and wages of $86,463 and audit and accounting of $14,473. In comparison, our selling, general and administrative expenses for the three months ended June 30, 2025, consisted mainly of accrued salaries and wages of $84,066 and audit and accounting of $17,610. Our selling, general and administrative expenses for the six months ended June 30, 2026, consisted mainly of accrued salaries and wages of $172,885 and audit and accounting of $32,583. In comparison, our selling, general and administrative expenses for the six months ended June 30, 2025, consisted mainly of accrued salaries and wages of $172,008 and audit and accounting of $29,219. We expect our operating expenses will increase in the future as the Company begins to generate more licensing revenue.

Other Income (Expenses)

We had other expenses of $142,716 for the three months ended June 30, 2026, compared with other expense of $138,190 for the three months ended June 30, 2025. We had other expenses of $283,962 for the six months ended June 30, 2026, as compared with other expense of $279,343 for the six months ended June 30, 2025.

Our other expense for the three months ended June 30, 2026 consisted mainly of interest expense of $142,716. Our other expense for the three months ended June 30, 2025 consisted mainly of interest expense of $142,720. Our other expense for the six months ended June 30, 2026 consisted mainly of interest expense of $283,962. Our other expense for the six months ended June 30, 2025 consisted mainly of interest expense of $283,873 netted against other income related to the sale of polymer.

Net Loss

We recorded a net loss of $255,533 for the three months ended June 30, 2026, as compared with a net loss of $274,427 for the three months ended June 30, 2025 June 30, 2025. We recorded a net loss of $522,717 for the six months ended June 30, 2026, as compared with a net loss of $555,432 for the six months ended June 30, 2025.

Liquidity and Capital Resources

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $41,532,893 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company’s ability to generate the necessary funds through licensing of its core products or the ability to raise additional capital through the future issuances of common stock or debt is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These factors, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

As of June 30, 2026, we had total current assets of $33,301 and total assets in the amount of $123,334. Our total current liabilities as of June 30, 2026 were $5,536,429. We had a working capital deficit of $5,503,128 as of June 30, 2026, compared with a working capital deficit of $4,990,414 as of December 31, 2025.

Operating activities used $1,339 in cash for the six months ended June 30, 2026, as compared with $40,909 used for the six months ended June 30, 2025. Our negative operating cash flows for 2026 and 2025 was largely the result of our net loss for those quarters, mainly offset by changes in operating assets and liabilities and the amortization of debt discount and amortization.

We used no cash in investing activities for the six months ended June 30, 2026 and 2025.

Cash flow provided from financing activities was $0 for the six months ended June 30, 2026, as compared with $34,780 provided by cash flows for financing activities during the six months ended June 30, 2025.

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

Off Balance Sheet Arrangements

As of June 30, 2026, there were no off-balance sheet arrangements.

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

Distribution and license rights sales – We also recognize revenue from distribution and license rights only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue – Cost of revenue includes raw materials, component parts, and shipping supplies. Shipping and handling costs is not a significant portion of the cost of revenue.

Accounts Receivable – Accounts receivable is comprised of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. The carrying amount of accounts receivable is reviewed periodically for collectability. If management determines that collection is unlikely, an allowance that reflects management’s best estimate of the amounts that will not be collected is recorded. Management reviews each accounts receivable balance that exceeds 30 days from the invoice date and, based on an assessment of creditworthiness, estimates the portion, if any, of the balance that will not be collected. As of June 30, 2026, we had not recorded a reserve for doubtful accounts.

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

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of June 30, 2026, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

On June 30, 2019, the Company renegotiated accrued salaries and interest and outstanding convertible notes for a former employee. Under the terms of the agreements, all outstanding notes totaling $224,064, accrued interest of $119,278, accrued salaries of $7,260 and accrued vacation of $1,473 were converted to a promissory note convertible into common stock with a warrant feature. The convertible promissory note is unsecured, due five years from issuance, and bears an interest rate of 10%. At the noteholder’s option until the repayment date, the note may be converted to shares of the Company’s common stock at a fixed price of $0.20 per share along with warrants to purchase one share for every two shares issued at the exercise price of $0.30 per share for three years after the conversion date. As of June 30, 2026, the note in the amount of $352,075 and accrued interest of $242,390 has not been paid and is in default.

On February 7, 2025, the Company issued a $10,000 promissory note payable. The promissory note is unsecured, due one year from issuance, and bears an interest rate of 10%. As of June 30, 2026, the note in the amount $10,000 to has not been paid and is in default.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Extensible Business Reporting Language (XBRL).

**Provided herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Skinvisible, Inc.

Date: August 13, 2026

By: /s/ Terry Howlett

Terry Howlett

Title: Chief Executive Officer, Chief Financial Officer and Director

